Form 10-Q
period 2012-03-31
PROOFPOINT INC
filed 2012-05-24
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 001-35506
PROOFPOINT, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0414846 (I.R.S. employer identification no.)

892 Ross Drive Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)

(408) 517-4710
__________________________________
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☐ NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of May 1, 2012: 31,052,396 shares.

PROOFPOINT, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	At March 31, 2012	At December 31, 2011
Assets
Current assets
Cash and cash equivalents	$12,575	$9,767
Short-term investments	616	2,947
Accounts receivable, net	14,334	15,789
Inventory	494	729
Deferred product costs, current	1,738	1,803
Prepaid expenses and other current assets	2,119	2,556
Total current assets	31,876	33,591
Property and equipment, net	6,760	7,353
Deferred product costs, noncurrent	644	987
Goodwill	18,557	18,557
Intangible assets, net	4,910	6,189
Other noncurrent assets	1,981	1,275
Total assets	$64,728	$67,952
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,638	$3,504
Accrued liabilities	9,153	10,061
Notes payable and lease obligations	830	467
Deferred rent	519	517
Deferred revenue	51,425	52,836
Total current liabilities	65,565	67,385
Notes payable and lease obligations, noncurrent	4,123	4,514
Other long term liabilities, noncurrent	93	85
Deferred revenue, noncurrent	24,078	23,404
Total liabilities	93,859	95,388
Convertible preferred stock, $0.0001 par value—39,424 shares authorized at December 31, 2011 and March 31, 2012; 38,942 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively, net of issuance costs (liquidation preference of $110,338 at December 31, 2011 and March 31, 2012, respectively)	109,911	109,911
Stockholders’ deficit
Common stock, $0.0001 par value—71,400 shares authorized at December 31, 2011 and March 31, 2012; 4,961 and 6,321 shares outstanding at December 31, 2011 and March 31, 2012, respectively	1	1
Additional paid-in capital	27,828	24,773
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(166,871)	(162,118)
Total stockholders’ deficit	(139,042)	(137,347)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$64,728	$67,952
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Subscription	$23,269	$16,077
Hardware and services	1,350	2,704
Total revenue	24,619	18,781
Cost of revenue:(1)(2)
Subscription	7,211	5,816
Hardware and services	1,169	1,583
Total cost of revenue	8,380	7,399
Gross profit	16,239	11,382
Operating expense:(1)(2)
Research and development	5,881	4,941
Sales and marketing	12,175	9,445
General and administrative	2,766	2,048
Total operating expense	20,822	16,434
Operating loss	(4,583)	(5,052)
Interest expense, net	(60)	(76)
Other income (expense), net	(31)	149
Loss before provision for income taxes	(4,674)	(4,979)
Provision for income taxes	(79)	(106)
Net loss	$(4,753)	$(5,085)
Net loss per share, basic and diluted	$(0.85)	$(1.33)
Weighted average shares outstanding, basic and diluted	5,619	3,832
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$129	$98
Cost of hardware and services revenue	11	7
Research and development	422	278
Sales and marketing	651	429
General and administrative	288	245
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$1,153	$925
Research and development	8	—
Sales and marketing	118	343
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(4,753)	$(5,085)
Other comprehensive income, before tax and net of reclassification adjustments:
Unrealized gains on investments, net	—	3
Other comprehensive income, before tax	—	3
Tax benefit (provision) related to items of other comprehensive income	—	—
Other comprehensive income, net tax	—	3
Comprehensive loss	$(4,753)	$(5,082)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(4,753)	$(5,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,295	1,955
Stock‑based compensation	1,501	1,057
Change in fair value of contingent earn-outs	—	66
Changes in assets and liabilities:
Accounts receivable	1,455	835
Inventory	235	122
Deferred products costs	408	833
Prepaid expenses and other current assets	437	347
Noncurrent assets	111	253
Accounts payable	714	(63)
Accrued liabilities	(1,432)	(1,106)
Deferred rent	2	(27)
Deferred revenue	(737)	371
Net cash provided by (used in) operating activities	236	(442)
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	2,334	258
Purchase of property and equipment, net	(1,287)	(653)
Net cash provided by (used in) investing activities	1,047	(395)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	1,553	154
Repayments of equipment financing loans	(28)	(83)
Net cash provided by financing activities	1,525	71
Net increase (decrease) in cash and cash equivalents	2,808	(766)
Cash and cash equivalents
Beginning of period	9,767	12,087
End of period	$12,575	$11,321

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars and share amounts in thousands, except per share amounts)
1. The Company and Summary of Significant Accounting Policies
The Company
Proofpoint, Inc. (the “Company”) was incorporated in Delaware in June 2002 and is headquartered in California.
Proofpoint is a pioneering security-as-a-service vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. The Company’s security-as-a-service platform is comprised of a number of data protection solutions, including threat protection, regulatory compliance, archiving and governance, and secure communication.
Reverse Stock Split
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. Upon the effectiveness of the reverse stock split, (i) every two shares of outstanding common stock was decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 1-for-2 basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a 1-for-2 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 1-for-2 basis. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for other interim periods or for future years.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2011 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Prospectus dated April 19, 2012, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Securities Act”), as amended.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates and such difference may be material to the financial statements.

Foreign Currency Remeasurement and Transactions
The Company’s sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statement of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gains (losses) included in determining net loss were $94 and ($30) for the three months ended March 31, 2011 and 2012, respectively.
Cash, Cash Equivalents and Short Term Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds. Cash equivalents were $9,767 and $12,575 as of December 31, 2011 and March 31, 2012, respectively. Short-term investments consist of readily marketable securities with remaining maturity of more than three months from the date of purchase and include commercial paper, corporate bonds, and debt securities. Short-term investments were $2,947 and $616 as of December 31, 2011 and March 31, 2012, respectively, and all were classified as available-for-sale and were carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses are included in “other income (expense), net.” Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method.
Revenue Recognition
The Company derives its revenue primarily from two sources: (1) subscription revenue for rights related to the use of the security-as-a-service platform and (2) hardware, training and professional services revenue provided to customers related to their use of the platform. Subscription revenue is derived from a subscription‑based enterprise licensing model with contract terms typically ranging from one to three years, and consist of (i) subscription fees from the licensing of the security-as-a-service platform, (ii) subscription fees for access to the on-demand elements of the platform and (iii) subscription fees for the right to access the Company’s customer support services.
The Company applies the provision of ASC 985-605, “Software Revenue Recognition,” and related interpretations, to all transactions involving the licensing of software, as well as related support, training, and other professional services. ASC 985-605 requires revenue earned on software arrangements involving multiple elements such as software license, support, training and other professional services to be allocated to each element based on the relative fair values of these elements. The fair value of an element must be based on vendor‑specific objective evidence (“VSOE”) of fair value. VSOE of fair value of each element is based on the price charged when the element is sold separately. Revenue is recognized when all of the following criteria are met as set forth in ASC 985-605:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred,

•	The fee is fixed or determinable, and

•	Collectability is probable.
The Company has analyzed all of the elements included in its multiple element arrangements and has determined that it does not have sufficient VSOE of fair value to allocate revenue to its subscription and software license agreements, support, training, and professional services. The Company defers all revenue under the software arrangement until the commencement of the subscription services and any associated professional services. Once the subscription services and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement. If the professional services are essential to the functionality of the subscription, then the revenue recognition does not commence until such services are completed.

In the consolidated statement of operations, revenue is categorized as "subscription" and "hardware and services." Although the Company is unable to separate its multiple elements under the applicable revenue recognition guidance since it does not have sufficient VSOE of fair value for revenue recognition purposes, the Company has used a systematic and rational estimate to classify revenue between "subscription" and "hardware and services." For presentation purposes only, the Company allocates revenue to hardware and services based upon management's best estimate of fair value of such deliverables using a cost plus model. The remaining consideration of the arrangement is then allocated to subscription services. Management believes that this methodology provides a reasonable basis to allocate revenue between subscription and hardware and services for presentation purposes.
The hosted on-demand service agreements do not provide customers with the right to take possession of the software supporting the hosted service. The Company recognizes revenue from its hosted on-demand services in accordance with ASC 605-20, and as such recognizes revenue when the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery of the Company’s obligations to its customers has occurred,

•	Collection of the fees is probable, and

•	The amount of fees to be paid by the customer is fixed or determinable.
In October 2009, the FASB amended the accounting guidance for multiple element arrangements (“ASU 2009-13”) to:

•
Provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

•
Require an entity to allocate revenue in an arrangement that has separate units of accounting using best estimated selling price (“BESP”) of deliverables if a vendor does not have VSOE of fair value or third-party evidence of selling price (“TPE”), and

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method to the separate unit of accounting.
Concurrently, the FASB amended the accounting guidance for revenue recognition (“ASU 2009-14”) to exclude hardware appliances containing software components and hardware components that function together to deliver the hardware appliance’s essential functionality from the scope of the software revenue recognition guidance of ASC 985-605.
The Company elected to adopt this new guidance in the first quarter of fiscal 2011 for new and materially modified revenue arrangements originating after January 1, 2011.
Prior to the adoption of ASU 2009-14, revenue derived from hardware appliance sales were recognized based on the software revenue recognition guidance. The Company could not establish VSOE of fair value for the undelivered elements in the arrangement, and therefore the entire fee from the arrangement was recognized ratably over the contractual term of the agreement. In addition, the Company was unable to establish VSOE of fair value of its hosted on-demand service agreements, and therefore the entire fee for the agreement was recognized ratably over the contractual term of the agreement.
As a result of the adoption of this accounting guidance, revenue derived from our subscription services and hardware appliance sales are no longer subject to industry‑specific software revenue recognition guidance. For all arrangements within the scope of these new accounting pronouncements, including the Company’s hosted on-demand services, the Company evaluates each element in a multiple element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Revenue derived from the licensing of the security-as-a-service platform continues to be accounted for in accordance with the industry specific revenue recognition guidance.
Hardware appliance revenue is recognized upon shipment. Subscription and support revenue are recognized over the contract period commencing on the start date of the contract. Professional services and training, when sold with hardware appliances or subscription and support services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription and support services, the Company considers the following factors: availability of the services from other vendors, the nature of the services, and the dependence of the subscription services on the customer’s decision to buy the professional services. If professional services and training do not qualify for separate accounting, the Company recognizes the professional services and training ratably over the contract term of the subscription services.
Delivery generally occurs when the hardware appliance is delivered to a common carrier freight on board shipping point by the Company or the hosted service has been activated and communicated to the customer accordingly. The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from its standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become paid.
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2011, the Company has not experienced significant credit losses.
Revenue as reported and pro forma revenue that would have been reported during the three months ended March 31, 2012, had the Company not adopted the new guidance is shown in the following table (in thousands):

	As Reported	Pro Forma Basis (as if previous guidance was in effect)
Total revenue	$24,619	$23,933
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, and training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract, which typically ranges from 12 to 36 months.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the note payable approximates its fair value. The carrying value of the preferred stock warrant liability represents its fair value. See Note 6, “Financial Instruments and Fair Value Measurements,” regarding the fair values of the Company’s investments and preferred stock warrant liability.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive income (loss) consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. For the Company’s first reporting period beginning after December 15, 2011, the Company adopted guidance issued by FASB amending the presentation of the Statement of Comprehensive Income. The amended guidance eliminates the current option to report other comprehensive income and its components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has implemented this guidance for the quarter ended March 31, 2012.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued amended guidance relating to the goodwill impairment test. The guidance allows an entity an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment. The guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of this amended guidance on its consolidated financial statements.
2. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, “Intangibles—Goodwill and Other,” and performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified by the Company during the year ended December 31, 2011 and the three months ended March 31, 2012.
Intangible assets consist of developed technology, vendor relationships and customer relationships. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.
Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows:

Developed technology	4 years
Customer relationships	4 years
Vendor relationships	4 years

The goodwill activity and balances are presented below:

	December 31,	March 31,
	2011	2012
Opening balance	$15,932	$18,557
Add: Goodwill from acquisitions	2,625	—
Closing balance	$18,557	$18,557
The goodwill balance as of December 31, 2011 and March 31, 2012 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc (“Sigaba”), Everyone.net, Inc. (“EDN”), GFI Software Ltd., ( Spam and Open Relay Blocking

System or “SORBS”) and NextPage, Inc..
Intangible Assets
Intangible assets excluding goodwill, consisted of the following:

	December 31, 2011			March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,641	$(12,378)	$5,263	$17,641	$(13,478)	$4,163
Customer relationships	2,408	(1,685)	723	2,408	(1,836)	572
Vendor relationships	290	(290)	—	—	—	—
Non‑compete	106	(1)	105	106	(7)	99
Trademark and patents	98	—	98	98	(22)	76
	$20,543	$(14,354)	$6,189	$20,253	$(15,343)	$4,910
In the quarter ended March 31, 2011, the Company revised the useful life of the vendor relationship intangible asset. The Company fully depreciated this intangible asset given that it is no longer using the technology provided by this vender. Accordingly, the entire remaining balance of $0.3 million was expensed.
Amortization expense of intangibles totaled $1,268 and $1,279 during the three months years ended March 31, 2011 and 2012, respectively.
Future estimated amortization costs of intangible assets as of March 31, 2012 are presented below:

Remainder of 2012	$1,997
2013	1,479
2014	725
2015	709
$4,910
3. Financial Instruments and Fair Value Measurements
The cost and fair value of the Company’s available-for-sale investments as of December 31, 2011 and March 31, 2012 were as follows:

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$6,850	$—	$—	$6,850
Corporate debt securities	2,950	—	(3)	2,947
	$9,800	$—	$(3)	$9,797
Amount classified as cash and cash equivalents				$6,850
Amount classified as short-term investments				2,947
				$9,797

	March 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$12,575	$—	$—	$12,575
Corporate debt securities	616	—	—	616
	$13,191	$—	$—	$13,191
Amount classified as cash and cash equivalents				$12,575
Amount classified as short-term investments				616
				$13,191
As of December 31, 2011 and March 31, 2012, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. A hierarchy for inputs used in measuring fair value has been defined to minimize the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.
The fair value hierarchy prioritizes the inputs into three broad levels:

•	Level 1 Quoted (unadjusted) prices in active markets for identical assets or liabilities.
The Company’s Level 1 assets consist of money market funds, and a certificate of deposit.

•
Level 2 Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets and liabilities consist of corporate bonds and agency debt securities.

•
Level 3 Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company’s Level 3 liabilities consist of the Series B preferred stock warrants, which were exercised during the year ended December 31, 2011.

The following tables summarize, for each category of assets or liabilities, the respective fair value as of December 31, 2011 and March 31, 2012 and the classification by level of input within the fair value hierarchy.

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,850	$6,850	$—	$—
Short-term investments:
Corporate debt securities	2,947	—	2,947	—
	$9,797	$6,850	$2,947	$—

	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$12,575	$12,575	$—	$—
Short-term investments:
Corporate debt securities	616	—	616	—
	$13,191	$12,575	$616	$—
The following table is a reconciliation of the preferred stock warrant liability that is measured at fair value using significant unobservable inputs (Level 3):

Balance at December 31, 2010	$157
Change in fair value recorded in other income (expense), net	(66)
Preferred warrant conversion	(91)
Balance at December 31, 2011	$—
In measuring fair value where Level 3 inputs were used, the Company measured the fair value of the preferred stock warrants liability using the Black‑Scholes option pricing model. See Note 9, “Preferred Stock.”
4. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under noncancelable operating leases with various expiration dates through June 2014.
Rent expense was $322 and $390 for the three months ended March 31, 2011 and 2012, respectively.
Capital Leases
The Company acquired capital leases as part of the EDN acquisition. The leases were secured by fixed assets primarily used in a data center. The leases have various expiration dates through October 2012. The interest rates range from 2.9% to 10.6%.

At March 31, 2012, future annual minimum lease payments under noncancelable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2012 remainder	$36	$4,248
2013	—	3,288
2014	—	982
2015	—	6
Total minimum lease payments	36	8,524
Less: Amount representing interest	(8)
Present value of capital lease obligations	28
Less: Current portion	(28)
Long-term portion of capital lease obligations	$—
Contingencies
Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend and hold harmless its customers against, among other things, infringement of any patent, trademark or copyright under any country’s laws or the misappropriation of any trade secret arising from the customers’ legal use of the Company’s solutions. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under the applicable customer agreement. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount paid to the Company by the customer under the applicable customer agreement. To date, there have been no claims against the Company or its customers pursuant to these indemnification provisions.
Legal Contingencies
From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
The Company determined that subsequent to its acquisition of Fortiva, Inc., a Canadian company, (see Note 2) in August 2008, it shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, required either a one-time product review or application for an encryption registration number in lieu of such product review. The Company has made voluntary submissions to the United States Commerce Department’s Bureau of Industry and Security (BIS) to report this potential violation. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.
As part of a pre-IPO due diligence review, the Company discovered a potential export violation involving the provision of web-based, email communication services through its Everyone.net service, which the Company acquired in October 2009 (see Note 2). The Company’s records indicate that there were two end-users who may have, for a portion of their respective service periods, been located in Iran, a United States designated state sponsor of terrorism. The Company’s internal investigation has progressed and the Company has found that the issues identified are specific to the acquired Everyone.net system, which has a separate customer database and billing system from that of Proofpoint’s main businesses. The Company does not have any indication that these services were utilized by the Iranian government. The accounts of both end-users were terminated in 2010 and accounted for approximately $15 in payments to us in 2009 and $6 in payments to us in 2010. Although the Company has ceased providing the service, the Company has made voluntary submissions to the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, to report this potential violation. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.
5. Debt
Equipment Financing Loans
The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances are equal to prime rate plus 0.50%. As of March 31, 2012, the interest on the advances was 4.50%. The Company has the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at March 31, 2012 were $4,925. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of March 31, 2012, the Company was in compliance with the financial covenant.
The Company had a previous equipment loan arrangement with Silicon Valley Bank for $2,000. The loan bore interest at an annual rate of 8.75%. The maturity date was 36 months after the funding date. Borrowings outstanding under the equipment loan at March 31, 2011 were $0.2 million and $0 at December 31, 2011, as the loan was completely repaid and closed in June 2011. Equipment financed under this loan arrangement was collateralized by the respective assets underlying each specific draw down. This loan required the Company to maintain a tangible net worth greater than $18,000 and during the term of the loan, the Company was in compliance with the financial covenant.

Interest expense for the three months ended March 31, 2011 and 2012 was approximately $1 and $52, respectively.
At March 31, 2012, the repayment commitments related to the equipment loans are as follows:

2012 remainder	$411
2013	1,587
2014	1,661
2015	1,266
2016	—
$4,925
6. Stockholders’ Equity
As of March 31, 2012, the Company is authorized to issue two classes of stock totaling 110,824 shares, of which 39,424 are designated as preferred stock and 71,400 are designated common stock, each with a par value of $0.0001 per share.
Convertible preferred stock at March 31, 2012 is as follows:

	Original Issue Price	Shares		Liquidation	Proceeds Net of
	Per Share	Authorized	Outstanding	Amount	Issuance Costs
Series A	$1.00	7,400	7,400	$7,400	$7,374
Series B	1.28	7,109	7,080	9,062	8,937
Series C	2.41	8,307	8,307	20,020	19,920
Series D	3.01	665	665	2,001	1,954
Series E	3.48	5,743	5,743	20,001	19,899
Series F	5.32	10,200	9,747	51,854	34,238
		39,424	38,942	$110,338	$92,322

The Company’s Certificate of Incorporation, as amended on December 23, 2011, authorized the Company to issue 71,400 shares of $0.0001 par value common stock. The Company had repurchased 164 of common stock, which had been early exercised, and were pending retirement at December 31, 2011 and March 31, 2012, respectively. Accordingly 5,125 and 6,485 shares of common stock were issued and 4,961 and 6,321 shares of common stock were outstanding at December 31, 2011 and March 31, 2012, respectively.
A portion of the shares sold are subject to a right of repurchase by the Company subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. There was 1 share and no shares of common stock repurchased during the year ended December 31, 2011, and three months ended March 31, 2012, respectively. At December 31, 2011 and March 31, 2012, there were 6 and 10 shares, respectively, subject to repurchase.
Number of shares of common stock reserved for future issuance is as follows:

	Year ended December 31,	Three Months ended March 31,
	2011	2012
Options available for future grant under the stock plans	364	1,315
Options outstanding under stock option plans	10,705	10,010
Conversion of convertible preferred stock	39,134	39,134
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	25	25
Total shares reserved	50,228	50,484

Stock Option Plan

Under the Company’s 2002 stock option plan (the “Plan”), the Company may grant options to purchase common stock or directly issue shares of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Under the 2002 Plan, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. 16,220 shares of common stock are reserved for issuance to eligible participants, under the 2002 Plan. As of March 31, 2012, 1,315 shares were available for future grant.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2011	10,705	$3.83	6.77	$44,466
Options granted	838	7.98
Options exercised	(1,360)	1.16
Options forfeited and cancelled	(173)	4.73
Balance at March 31, 2012	10,010	4.52	7.49	64,853
Exercisable, March 31, 2012	4,857	3.15	6.16	38,118
Vested and expected to vest, March 31, 2012	9,334	$4.39	7.37	$61,707
The total intrinsic value of options exercised was $1,505 and $9,393, for the year ended December 31, 2011, and the three months ended March 31, 2012, respectively. Total cash proceeds from such option exercises were $1,198 and $1,572 for the year ended December 31, 2011, and the three months ended March 31, 2012, respectively.
Restricted Stock Units
In December 2011, the Company assumed NextPage’s 2007 Stock Plan (the “2007 Plan”). Under the 2007 Plan, the Company assumed 23 RSUs, which remain subject to their original terms and conditions.
During the year ended December 31, 2011, the Company acquired NextPage, Inc. and assumed the RSUs granted to certain employees. The fair value of each unit is based on the fair value of the Company’s common stock on the date of assumption. A summary of the status of RSUs awarded and unvested under the stock option plans as of March 31, 2012 is presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at January 1, 2011	—
Awards assumed	23	$7.98
Awards vested	(15)	7.98
Awards forfeited	—	7.98
Awarded and unvested at December 31, 2011	8	$7.98
Awards assumed	—	$7.98
Awards vested	(2)	7.98
Awards forfeited	—	7.98
Awarded and unvested at March 31, 2012	6	$7.98
As of March 31, 2012, there was $44 of unamortized stock‑based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 1.33 years.

7. Stock‑Based Compensation
The Company recognized stock-based compensation expense under the Plan in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
Cost of subscription revenue	$98	$129
Cost of hardware and services revenue	7	11
Research and development	278	422
Sales and marketing	429	651
General and administrative	245	288
Total stock-based compensation expense	$1,057	$1,501

The fair value of options granted is estimated on the grant date using the Black‑Scholes option valuation model. This valuation model for stock‑based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted‑average period of time that the options granted are expected to be outstanding), the volatility of the common stock price, an assumed risk-free interest rate and the estimated forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest and the compensation cost from vested options, whether forfeited or not, is not reversed.
The Board of Directors, in good faith, determine the fair market values of the Company’s common stock, based on the best information available to the Board and the Company’s management at the time of grant. The Company performed its analysis in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation. The procedures performed to determine the fair value of the Company’s common stock was based on a probability‑weighted expected return method to estimate the aggregate equity value of the Company.
The weighted average fair value of stock options granted to employees during the three months ended March 31, 2011and 2012 was $5.38 and $7.98, respectively. The fair values were estimated on the grant dates using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	Three Months ended March 31,
	2011	2012
Expected life (in years)	6.08	5.50-6.08
Volatility	60%	60%
Risk-free interest rate	2.5%	1.2%
Dividend yield	—%	—%
The estimate for expected life of options granted reflects the midpoint of the vesting term and the contractual life computed utilizing the simplified method outlined in SEC’s Staff Accounting Bulletin, or SAB, No. 107, Share‑Based Payment, or SAB 107. The Company does not have significant historical share option exercise experience and hence considers the expected term assumption calculated using the simplified method to be reasonable. Since the Company’s stock is not publicly traded, the stock volatility assumptions represent an estimate of the historical volatilities of the common stock of a group of publicly‑traded peer companies that operate in a similar industry. The estimate was determined based on the average historical volatilities of these peer companies. The risk-free interest rate used was the Federal Reserve Bank’s constant maturities interest rate commensurate with the expected life of the options in effect at the time of the grant. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. Expected forfeitures are estimated based on the Company’s historical experience.
The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and defined tax asset valuation allowances.
As of March 31, 2012, the Company had unamortized stock‑based compensation expense of $13,083 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.94 years.
8. Net Loss per Share
Basic net loss per share of common stock is calculated by dividing the net loss by the weighted‑average number of shares of common stock outstanding for the period. The weighted‑average number of shares of common stock used to calculate our basic net loss per share of common stock excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted‑average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of common stock subject to repurchase, stock options to purchase common stock, warrants to purchase convertible preferred stock (using the treasury stock method) and the conversion of our convertible preferred stock and convertible notes payable (using the “if converted” method).

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2011	2012
Numerator:
Net loss	$(5,085)	$(4,753)
Denominator:
Weighted average number of common shares used in computing basic and diluted net loss per share	3,832	5,619
Net loss per common share
Basic and diluted net loss per share	$(1.33)	$(0.85)
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2012
Convertible preferred stock (as converted)	39,086	39,135
Stock options to purchase common stock	9,585	10,010
Common stock subject to repurchase	4	10
Convertible preferred stock warrants	78	—
Common stock warrants	2	2
Total	48,755	49,157
9. Segment Reporting
Operating segments are reported in a manner consistent with the internal reporting supported and defined by the components of an enterprise about which separate financial information is available, provided and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis and as a result, the Company concluded that there is only one operating and reportable segment.
The following sets forth total revenue and long-lived assets by geographic area. Revenue by geography is based upon the billing address of the customer.

	Three Months Ended March 31,
	2011	2012
Total revenue:
United States	$14,740	$20,065
Rest of World	4,041	4,554
Total revenue	$18,781	$24,619

	Year Ended December 31,	Three Months Ended March 31,
	2011	2012
Long-lived assets:
United States	$5,198	$4,849
Rest of World	2,155	1,911
Total long‑lived assets	$7,353	$6,760
10. Income Taxes
The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended March 31, 2012 was $79 on a pre-tax loss of $4,674. Income tax expense for the three months ended March 31, 2011 was $106 on a pre-tax loss of $4,979. As of March 31, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and certain foreign jurisdictions whereby pre-tax losses in these jurisdictions do not result in the recognition of corresponding income tax benefits.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

As of March 31, 2012, our gross uncertain tax benefits totaled $2,713, excluding related accrued interest and penalties of $6. As of March 31, 2012, $92 of our uncertain tax benefits, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the three months ended March 31, 2012, our gross uncertain tax benefits increased $187 relating to tax positions taken in the current period.

11. Subsequent Events
Initial Public Offering
On April 25, 2012, the Company completed its initial public offering (“IPO”) of 5,130 shares of common stock at an offering price of $13.00 per share, resulting in net proceeds to the Company of approximately $59.8 million, after deducting underwriting discounts of $4.7 million and offering costs of approximately $2.2 million that have been recorded as a reduction of the proceeds. In connection with the IPO, the Company’s then outstanding shares of convertible preferred stock were automatically converted into an aggregate of 19,567 shares of common stock. On May 18, 2012 the underwriters' exercised the over-allotment option which was exercised in part, and the Company sold 729 shares of common stock. This sale was at the initial public offering price of $13.00 per share, for aggregate additional proceeds of $8.8 million to the Company.
2012 Equity Incentive Plan
On March 30, 2012, the Board of Directors and the Company’s shareholders approved the 2012 Equity Incentive Plan (the "2012 Equity Plan"), which became effective on the first day that the Company's common stock was publicly traded. A total of 4,096 shares of the Company's common stock are initially reserved for future issuance under the 2012 Equity Plan. The number of shares available for grant and issuance under the 2012 Equity Plan will be increased automatically on January 1 of each of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
2012 Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s shareholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which become effective on the first day that the Company's common stock is publicly traded. A total of 745 shares of the Company's common stock are initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
Issuance of Stock Options
In April 2012, the Board of Directors approved the issuance of options to purchase 464 shares of common stock at an exercise price of $11.00.
Reverse Stock Split
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. Upon the effectiveness of the reverse stock split, (i) every two shares of outstanding common stock was decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 1-for-2 basis, (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a 1-for-2 basis, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 1-for-2 basis. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
Amended and Restated Certificate of Incorporation
On April 25, 2012, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the Company to issue 200,000 shares of common stock and 5,000 shares of preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in the final prospectus for our initial public offering, or IPO, dated as of, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on April 19, 2012 (File No. 333-178479). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our final prospectus dated as of April 19, 2012. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
Proofpoint is a pioneering security-as-a-service vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our security-as-a-service platform is comprised of an integrated suite of on-demand data protection solutions, including threat protection, regulatory compliance, archiving and governance, and secure communication.
We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. As the threat environment has continued to evolve, we have dedicated significant resources to meet the ongoing challenges that this highly dynamic environment creates for our customers. In addition, we have invested significantly to expand the breadth of our data protection platform:

•
In 2004, we launched our Regulatory Compliance and Digital Asset Security solutions, designed to prevent the loss of critical data. These Data Loss Prevention, or DLP, solutions apply our proprietary machine learning and deep content inspection technologies to screen outbound email to prevent the theft or inadvertent loss of sensitive or confidential information.

•	In 2005, we launched Proofpoint Secure Messaging, our first email encryption solution.

•
In 2006, we combined our email encryption and DLP technologies to develop a new solution for policy‑based encryption, enabling each outgoing message to be inspected for confidential content and automatically encrypted accordingly.

•
In 2007, we began selling our software‑based virtual appliance, enabling our customers to deploy our solutions in a private cloud configuration. We also invested in international expansion by establishing a team in the United Kingdom as a precursor to the build out of our data center infrastructure, and launching operations in Germany and the Netherlands to support our customers outside of the United States..

•
In 2008, we introduced Proofpoint Enterprise Archive, a cloud‑based email archiving solution that enables businesses to securely archive both their email and instant message conversations while enabling real-time access to the entire repository for quick and easy electronic discovery, or eDiscovery.

•	In 2009, we launched Proofpoint Encryption, a proprietary email encryption solution that improved the level of integration across our data protection suite and allowed us to phase out technology licensed from a third party. We also introduced a cloud‑based email messaging service.

•	In 2010, we evolved our solutions to address new forms of messaging and information sharing in the enterprise such as social media and Internet‑based collaboration and file sharing applications.

•
In 2011, we achieved FISMA certification for our cloud‑based archiving and governance solution, enabling us to serve the rigorous security requirements of U.S. Federal agencies. We also introduced an integrated security offering in conjunction with VMware for its Zimbra Collaboration Server.

•
In 2012, we introduced Proofpoint Enterprise Governance, an information governance solution that provides organizations the ability to monitor and apply governance policies to unstructured information across the enterprise.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our security-as-a-service platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our security-as-a-service platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, as evidenced by the fact that these sales consistently represent 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 87% of total revenue in 2009 to 90% in 2011.
We market and sell our solutions to large and mid-sized customers both directly through our field and inside sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also derive a lesser portion of our revenue from the license of our solutions to strategic partners who offer our solutions in conjunction with one or more of their own products or services.
Our sales and marketing operation consists of sales people and associated marketing resources, each of whom are assigned to a specific geographic territory. Their mission is to grow additional revenue within their respective territory in whatever manner is most efficient, either by obtaining new customers or by working with existing customers to expand their use of our solutions. Our sales teams are compensated equally for sales to new customers or sales of additional solutions to existing customers, and we do not allocate sales and marketing resources between activities related to the acquisition of new customers and activities associated with the sale of additional solutions to existing customers.
We invoice our customers for the entire contract amount at the start of the term. The majority of these invoiced amounts are treated as deferred revenue on our consolidated balance sheet and are recognized ratably over the term of the contract. We invoice our strategic partners on a monthly basis, and the associated fees vary based upon the level of usage during the month by their customers. These amounts are recognized as revenue at the time of invoice.
Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. In some cases, we provide a hardware appliance to those customers that elect to host elements of our solution behind their firewall. Increasing adoption of virtualization in the data center has led to a decline in the sales of our hardware appliances and a shift towards our software‑based virtual appliances, which are delivered as a download via the Internet. Our hardware and services offerings carry lower margins and are provided as a courtesy to our customers. The revenue derived from these offerings has declined from 14.4% of total revenue in the three months ended March 31, 2011 to 5.5% of total revenue in the three months ended March 31, 2012. We view this trend as favorable to our business and expect the overall proportion of total revenue derived from these offerings to continue to gradually decline.
The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Customers from outside of the United States represented 21.5% and 18.5% of total revenue for the three months ended March 31, 2011 and 2012, respectively. As of March 31, 2012, we had approximately 2,400 customers around the world, including 26 of the Fortune 100. There were no single partners or customers that accounted for more than 10% of our total revenue in the three months ended March 31, 2011. There was one partner that accounted for more than 10% of our total revenue in the three months ended March 31, 2012.
We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.
Key Opportunities and Challenges
The majority of costs associated with generating customer agreements are incurred up front. These upfront costs include direct incremental sales commissions, which are recognized upon the billing of the contract. The costs associated with the teams tasked with closing business with new customers and additional business with our existing customers have represented more than 90% of our total sales and marketing costs since 2008. Although we expect customers to be profitable over the duration of the customer relationship, these upfront costs typically exceed related revenue during the earlier periods of a contract. As a result, while our practice of invoicing our customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are limited in the period where these sales and marketing costs are incurred. Accordingly, an increase in the mix of new customers as a percentage of total customers would likely negatively impact our near‑term operating results. On the other hand, we expect that an increase in the mix of existing customers as a percentage of total customers would positively impact our operating results over time. As we accumulate customers that continue to renew their contracts, we anticipate that our mix of existing customers will increase, contributing to a decrease in our sales and marketing costs as a percentage of total revenue and a commensurate improvement in our operating income.
As part of maintaining our security-as-a-service platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud‑based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers’ experience over time while also lowering our costs to deliver the service, as evidenced by our improvements in gross profit over the past three years. Our security-as-a-service platform is a shared infrastructure that is used by all of our approximately 2,400 customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.
To date, our customers have primarily used our solutions in conjunction with email messaging content. We have developed solutions to address the new and evolving messaging solutions such as social media and file sharing applications, but these solutions are relatively nascent. If customers increase their use of these new messaging solutions in the future, we anticipate that our growth in revenue associated with email messaging solutions may slow over time. Although revenue associated with our social media and file sharing applications has not been material to date, we believe that our ability to provide security, archiving, governance and discovery for these new solutions will be viewed as valuable by our existing customers, enabling us to derive revenue from these new forms of messaging and communication.
While the majority of our current and prospective customers run their email systems on premise, we believe that there is a trend for large and mid‑sized enterprises to migrate these systems to the cloud. While our current revenue derived from customers using cloud‑based email systems is approximately 10% of our total revenue, many of these cloud‑based email solutions offer some form of threat protection and governance services, potentially mitigating the need for customers to buy these capabilities from third parties such as ourselves. We believe that we can continue to provide security, archiving, governance, and discovery solutions that are differentiated from the services offered by cloud‑based email providers, and as such our platform will continue to be viewed as valuable to enterprises once they have migrated their email services to the cloud, enabling us to continue to derive revenue from this new trend toward cloud‑based email deployment models.
We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive future revenue growth and profitability. For example, we plan to build out our infrastructure, develop our technology, offer additional security-as-a-service solutions, and expand our sales and marketing personnel both in the United States and internationally. Accordingly, we expect that our total cost of revenue and operating expenses will continue to increase in absolute dollars, limiting our ability to achieve and maintain positive operating cash flow and profitability in the near term.
With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 20 to 25 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. Accordingly, when comparing the three months ended March 31, 2012 with the same period in 2011, our cash flow related to operating activities improved by $0.7 million from while our operating income improved by only $0.3 million. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.
Considering all of these factors, we do not expect to be profitable on a GAAP basis in the near term and in order to achieve profitability we will need to grow revenue at a rate faster than our investments in operating expenses and cost of revenue.
We intend to grow our revenue through acquiring new customers by investing in our sales and marketing activities. We believe that an increase in new customers in the near term will result in a larger base of renewal customers, which, over time we expect to be more profitable for us.
Sales and marketing is our greatest expense and hence a significant contributing factor to our operating losses. Given that our costs to acquire new revenue sources, either in the form of new customers or the sale of additional solutions to existing customers, often exceed the actual revenue recognized in the initial periods, we believe that our opportunity to improve our return on investment on sales and marketing costs relies primarily on our ongoing ability to cost effectively renew our business with existing customers, thereby lowering our overall sales and marketing costs as a percentage of revenue as the mix of revenue derived from this more profitable renewal activity increases over time. Therefore, we anticipate that our initial significant investments in sales and marketing activities will over time generate a larger base of more profitable customers. Cost of subscription revenue is also a significant expense for us, and we expect to continue to build on the improvements over the past three years, such as in replacing third-party technology with our proprietary technology and improving the utilization of our fixed investments in equipment and infrastructure, in order to provide the opportunity for improved subscription gross margins over time. Although we plan to continue enhancing our solutions, we intend to lower our rate of investment in research and development as a percentage of revenue over time by deriving additional revenue from our existing platform of solutions rather than by adding entirely new categories of solutions. In addition, as personnel costs are one of the primary drivers of the increases in our operating expenses, we plan to reduce our historical rate of headcount growth over time.

Key Metrics
We regularly review a number of metrics, including the following key metrics presented in the unaudited table below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Many of these key metrics, such as adjusted subscription gross profit and billings, are non-GAAP measures. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net loss prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Total revenue	$18,781	$24,619
Growth	27%	31%
Subscription revenue	$16,077	$23,269
Growth	24%	45%
Adjusted subscription gross profit	$11,284	$17,340
% of subscription revenue	70%	75%
Billings	$19,152	$23,882
Growth	15%	25%
Adjusted EBITDA	$(2,040)	$(783)
Subscription revenue. Subscription revenue represents the recurring subscription fees paid by our customers and recognized as revenue during the period for the use of our security-as-a-service platform, typically licensed for one to three years at a time. We consider subscription revenue to be a key business metric because it reflects the recurring aspect of our business model and is the primary driver of growth for our business over time. The consistent growth in subscription revenue over the past several years has resulted from our ongoing investment in sales and marketing personnel, our efforts to expand our customer base, and our efforts to broaden the use of our platform with existing customers.
Reconciliation of Non-GAAP Financial Measures
Adjusted subscription gross profit
We have included adjusted subscription gross profit, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to understand and evaluate our operating results, core operating performance, and trends to prepare and approve our annual budget and to develop short‑ and long-term operational plans. We have provided a reconciliation between subscription gross profit, the most directly comparable GAAP financial measure, and adjusted subscription gross profit. We believe that adjusted subscription gross profit provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of adjusted subscription gross profit has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider adjusted subscription gross profit alongside other financial performance measures, including subscription gross profit and our other GAAP results.

The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Subscription revenue	$16,077	$23,269
Cost of subscription revenue	5,816	7,211
Subscription gross profit	$10,261	$16,058
Add back:
Stock‑based compensation	98	129
Amortization of intangible assets	925	1,153
Adjusted subscription gross profit	$11,284	$17,340
Billings
We have included billings, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to manage our business and monitor our near term cash flows. We have provided a reconciliation between total revenue, the most directly comparable GAAP financial measure, and billings. Accordingly, we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of billings as a non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Some of these limitations are:

•	Billings is not a substitute for revenue, as trends in billings are not directly correlated to trends in revenue except when measured over longer periods of time;

•
Billings is affected by a combination of factors including the timing of renewals, the sales of our solutions to both new and existing customers, the relative duration of contracts sold, and the relative amount of business derived from strategic partners. As each of these elements has unique characteristics in the relationship between billings and revenue, our billings activity is not closely correlated to revenue except over longer periods of time; and

•
Other companies, including companies in our industry, may not use billings, may calculate billings differently, or may use other financial measures to evaluate their performance ‑ all of which reduce the usefulness of billings as a comparative measure.

The following unaudited table presents the reconciliation of total revenue to billings for the three months ended March 31, 2011and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Total revenue	$18,781	$24,619
Deferred revenue
Ending	69,472	75,503
Beginning	69,101	76,240
Net change	371	(737)
Billings	$19,152	$23,882

Adjusted EBITDA
We have included adjusted EBITDA, a non‑GAAP financial measure, in this report because it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest income (expense), net, provision for income taxes, stock‑based compensation, acquisition‑related expense, other income, and other expense. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
It is useful to exclude certain non-cash charges, such as depreciation, amortization of intangible assets and stock‑based compensation and non-core operational charges, such as acquisition‑related expenses, from adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock‑based awards, as the case may be.

We use adjusted EBITDA in conjunction with traditional GAAP operating performance measures as part of our overall assessment of our performance, for planning purposes, including the preparation of our annual operating budget, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
We do not place undue reliance on adjusted EBITDA as our only measures of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital.
The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Net loss	$(5,085)	$(4,753)
Depreciation	687	1,017
Amortization of intangible assets	1,268	1,279
Interest income (expense), net	76	60
Provision for income taxes	106	79
EBITDA	(2,948)	(2,318)
Stock‑based compensation expense	1,057	1,501
Acquisition‑related expense	0	3
Other income	(60)	0
Other expense	(89)	31
Adjusted EBITDA	$(2,040)	$(783)

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly.
We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred revenue, stock-based compensation and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our Prospectus dated April 19, 2012, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Securities Act”), as amended, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Prospectus for the year ended December 31, 2011.
Recent Accounting Pronouncements
See Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of Our Results of Operations
Revenue
We derive our revenue primarily through the license of various solutions and services on our security-as-a-service platform on a subscription basis, supplemented by the sales of training, professional services and hardware depending upon our customers’ requirements.
Subscription. We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract (see —Critical Accounting Policies). We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 86% of total revenue in the three months ended March 31, 2011 compared to 95% in the three months ended March 31, 2012.
Hardware and services. We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. Effective January 1, 2011, we adopted the revenue recognition guidance of Accounting Standards Update (ASU) 2009-13 and ASU 2009-14, which mandate that our revenue derived from the sale of hardware be recognized at the time of shipment. Prior to the adoption of this new accounting guidance, hardware revenue was recognized ratably over the duration of the contract. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. The revenue derived from these hardware and services offerings has declined from 14% of total revenue in the three months ended March 31, 2011 to 5% of total revenue in the three months ended March 31, 2012. We view this trend as favorable to our business and expect the overall proportion of revenue derived from these offerings to generally remain below 10% of our total revenue.

Total Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, consisting of salaries, benefits, bonuses, and stock‑based compensation, for employees who provide support services to our customers and operate our data centers. Our operations and customer support headcount increased from 58 employees as of March 31, 2011 to 66 employees as of March 31, 2012. Other costs include fees paid to contractors who supplement our support and data center personnel; expenses related to the use of third‑party data centers in both the United States and internationally; depreciation of data center equipment; amortization of licensing fees and royalties paid for the use of third‑party technology; amortization of capitalized research and development costs; and the amortization of intangible assets related to prior acquisitions. Growth in subscription revenue generally consumes production resources, requiring us to gradually increase our cost of subscription revenue in absolute dollars as we expand our investment in data center equipment, the third party data center space required to house this equipment, and the personnel needed to manage this higher level of activity. However, our cost of subscription revenue has declined in recent periods as a percentage of its associated revenue as we have replaced third‑party licensed technology with our proprietary technology, and we expect the benefit of these initiatives to continue in future periods.
Cost of Hardware and Services Revenue. Cost of hardware and services revenue includes personnel costs for employees who provide training and professional services to our customers as well as the cost of server hardware shipped to our customers that we procure from third parties and configure with our software solutions. Our manufacturing, training and professional services headcount remain constant with a total of seven employees as of both March 31, 2011 and 2012. Effective January 1, 2011, in conjunction with the adoption of the new revenue recognition guidance, the cost of hardware is expensed at the time of shipment. Prior to the adoption of this new guidance, these hardware costs were recognized ratably over the duration of the contract with which they were sold. Our cost of hardware and services as a percentage of its associated revenue has been relatively consistent from period to period in the past, but with the adoption of our new accounting guidance we expect that it may gradually increase as a percentage of hardware and services revenue in future periods.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, are the most significant component of our operating expenses. Our headcount increased from 312 employees as of March 31, 2011 to 390 employees as of March 31, 2012. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.
Research and Development. Research and development expenses include personnel costs, consulting services and depreciation. Our research and development headcount increased from 96 employees as of March 31, 2011 to 112 employees as of March 31, 2012, reflecting our ongoing investment in solutions developed internally as well as those added through acquisitions. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, for software developed for internal use on behalf of our customers, we have capitalized costs of approximately $0.3 million, all of which was incurred during 2011, and will be amortized as cost of subscription revenue over a two‑year period. Based on our current plans, we expect to capitalize a similar portion of our development costs in the future. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.
Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and other costs including travel and entertainment, marketing and promotional events, public relations and marketing activities. All of these costs are expensed as incurred, including sales commissions. These costs also include amortization of intangible assets as a result of our past acquisitions. Our sales and marketing headcount increased from 125 employees as of March 31, 2011 to 161 employees as of March 31, 2012. We plan to continue to invest in growing our sales and marketing operations, both domestically and internationally. Our sales personnel are typically not immediately productive, and therefore the increase in sales and marketing expenses we incur when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term if these new sales people fail to become productive. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue will affect our future financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and be among the most significant components of our operating expenses.
General and Administrative. General and administrative expenses include personnel costs, consulting services, audit fees, tax services, legal expenses and other general corporate items. Our general and administrative headcount increased from 30 employees as of March 31, 2011 to 44 employees as of March 31, 2012. We expect our general and administrative expenses to increase in future periods as we continue to expand our operations, hire additional personnel and transition from being a private company to a public company.
Total Other Income (Expense), Net
Total other income (expense), net, consists of interest income (expense), net and other income (expense), net. Interest income (expense), net, consists primarily of interest income earned on our cash and cash equivalents offset by the interest expense for our capital lease payments and borrowings under our equipment loans. Other income (expense), net, consists primarily of the net effect of foreign currency transaction gain or loss.
Provision for Income Taxes
The provision for income taxes is related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. An analysis was conducted through 2009 to determine whether an ownership change had occurred since inception. The analysis indicated that although an ownership change occurred in a prior year, the net operating losses and research and development credits would not expire before utilization. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized.

Results of Operations
The following table is a summary of our consolidated statements of operations:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Revenue:
Subscription	$16,077	$23,239
Hardware and services	2,704	1,350
Total revenue	18,781	24,619
Cost of revenue:(1)
Subscription	5,816	7,211
Hardware and services	1,583	1,169
Total cost of revenue	7,399	8,380
Gross profit	11,382	16,239
Operating expense:(1)
Research and development	4,941	5,881
Sales and marketing	9,445	12,175
General and administrative	2,048	2,766
Total operating expense	16,434	20,822
Operating loss	(5,052)	(4,583)
Interest expense, net	(76)	(60)
Other income (expense), net	149	(31)
Loss before provision for income taxes	(4,979)	(4,674)
Provision for income taxes	(106)	(79)
Net loss	$(5,085)	$(4,753)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Three Months Ended March 31,
	2011	2012
Revenue:
Subscription	86%	95%
Hardware and services	14	5
Total revenue	100	100
Cost of revenue:(1)
Subscription	31	29
Hardware and services	8	5
Total cost of revenue	39	34
Gross profit	61	66
Operating expense:(1)
Research and development	27	24
Sales and marketing	50	50
General and administrative	11	11
Total operating expense	88	85
Operating loss	(27)	(19)
Interest income (expense), net	—	—
Other income (expense), net	1	—
Loss before provision for income taxes	(26)	(19)
Provision for income taxes	(1)	—
Net loss	(27)%	(19)%
___________________________

(1)	Includes stock‑based compensation and amortization of intangible assets as follows:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Stock‑based compensation
Cost of subscription revenue	$98	$129
Cost of hardware and services revenue	7	11
Research and development	278	422
Sales and marketing	429	651
General and administrative	245	288
Amortization of intangible assets
Cost of subscription revenue	$925	$1,153
Research and development	—	8
Sales and marketing	343	118

Comparison of the Three Months Ended March 31, 2011 and 2012
Revenue

	Three Months Ended March 31,		Change
	2011	2012	$	%
	(in thousands)
Revenue
Subscription	$16,077	$23,269	$7,192	45%
Hardware and services	2,704	1,350	(1,354)	(50)
Total revenue	$18,781	$24,619	$5,838	31%
Subscription revenue increased $7.2 million, or 45%, for 2012 as compared to 2011. This increase was primarily due to a $6.5 million increase in revenue from the United States and, to a lesser extent, a $0.7 million increase from our international operations, as our ongoing investment in sales and marketing resources, including the addition of 36 sales and marketing personnel through March 31, 2012 as compared to headcount as of March 31, 2011, coupled with an ongoing improvement in economic conditions, resulted in improved demand for our platform worldwide. We believe that the fundamental shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT led to the increase in demand for data protection and governance solutions.
Hardware and services revenue decreased $1.4 million, or 50%, for the three months ended March 31, 2012 as compared to 2011. Revenue from the United States contributed $1.2 million of this decrease and international business accounted for $0.2 million. This decrease was primarily attributable to timing of hardware and services deferred revenue recognition as well as our adoption of new revenue recognition guidance (as more fully described in “—Critical Accounting Policies”) effective January 1, 2011 under which revenue from sales of hardware appliances began to be recognized when sold.
Cost of Revenue

	Three Months Ended March 31,		Change
	2011	2012	$	%
	(in thousands)
Cost of revenue
Subscription	$5,816	$7,211	$1,395	24%
Hardware and services	1,583	1,169	(414)	(26)
Total cost of revenue	$7,399	$8,380	$981	13%
Cost of subscription revenue increased $1.4 million, or 24%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in cost of subscription revenue was primarily due to a $0.4 million increase in data center costs with ongoing growth in usage by new and existing customers, an increase in operations related expenses of $0.9 million related to the Nextpage acquisition, and an increase in customer support service expenses of $0.3 million. These increases were offset by a decrease in royalty expense by $0.2 million, due to replacement of third-party licensed technology, as well as improved economic terms associated with other ongoing license agreements. We expect that the combination of these two initiatives will continue to contribute to reduced royalty expense in future periods.
Cost of hardware revenue and services revenue decreased $0.4 million, or 26%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily due to the adoption of the new revenue recognition guidance effective January 1, 2011 under which costs from sales of hardware appliances are now recognized when the associated hardware revenue is recognized. Accordingly, $0.3 million of this cost decrease was a result of the change in revenue recognition guidance. The remaining decrease of $0.1 million was due to a reduction in appliance costs related to a reduction in hardware revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2011	2012	$	%
	(in thousands)
Research and development	$4,941	$5,881	$940	19%
Percent of total revenue	27%	24%
Research and development expenses increased $0.9 million, or 19%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This change was primarily due to increased personnel costs as a result of a headcount increase of 20 between the three months ended March 31, 2011 and 2012. The increase was primarily due to employee compensation expenses related to onboarding acquired employees as well as timing of employee compensation adjustments.

	Three Months Ended March 31,		Change
	2011	2012	$	%
	(in thousands)
Sales and marketing	$9,445	$12,175	$2,730	29%
Percent of total revenue	50%	50%
Sales and marketing expenses increased $2.7 million, or 29%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Headcount increased by 36 from the three months ended March 31, 2011 and 2012, on a worldwide basis, resulting in increased employee compensation related expenses of $1.6 million and an increase in travel expenses of $0.1 million. Additionally, as our business grew, commission expense increased by $0.5 million. Marketing program spending increased $0.5 million as a result of our continued investment in lead generation programs, tradeshows and our corporate branding programs.

	Three Months Ended March 31,		Change
	2011	2012	$	%
	(in thousands)
General and administrative	$2,048	$2,766	$718	35%
Percent of total revenue	11%	11%
General and administrative expenses increased $0.7 million, or 35%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily due to an increase in headcount of 14 which resulted in increased personnel costs of $0.6 million as we filled additional roles in preparation of becoming a public company. Additionally, an increase of $0.1 million was related to accounting expenses, external consulting fees and legal expenses.
Total Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2011	2012	$	%
	(in thousands)
Total other income (expense), net	$149	$(31)	$(180)	(121%)
Total other income (expense), net decreased $0.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The change was primarily due to foreign currency translation adjustments, offset by adjustments made to acquired and discontinued product incentive programs.

Liquidity and Capital Resources
Since our inception, we have relied principally on sales of our preferred stock to fund our operating activities. To date, we have raised $92.8 million from the sale of preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in April 2012, we raised net proceeds of $59.8 million in our initial public offering.
We entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances are equal to prime rate plus 0.50%. As of March 31, 2012, the interest rate on the advances was 4.50%. We have the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at March 31, 2012 were $4.9 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness. As of March 31, 2012, we were in compliance with this financial covenant. See the notes to our condensed consolidated financial statements for a description of our prior equipment loan.
We plan to grow our customer base by continuing to emphasize investments in sales and marketing to add new customers, expand our customers’ use of our platform, and maintain high renewal rates. We also expect to incur additional cost of subscription revenue in accordance with the resulting growth in our customer base. We believe that the combination of our ongoing improvements in gross margins, the benefits of lower sales and marketing costs associated with our renewal activity, and the fact that our contracts are structured to bill our customers in advance should enable us to improve our cash flow from operations as we grow. Based on our current level of operations and anticipated growth, both of which are expected to be consistent with recent quarters, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our solutions. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(442)	$236
Net cash provided by (used in) investing activities	(395)	1,047
Net cash provided by financing activities	71	1,525
Net Cash Flows Provided by (Used in) Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and data center operations to support anticipated growth. Our cash flows are also influenced by cash payments from customers. We invoice customers for the entire contract amount at the start of the term, and as such our cash flow from operations is also affected by the length of a customer contract.

We generated $0.2 million of cash from operating activities in the three months ended March 31, 2012. This generation of cash was the result of a net loss of $4.8 million, offset by non-cash expenditures of $3.8 million, which included depreciation, amortization and stock‑based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash generated from operations was further due to a decrease in deferred revenue of $0.7 million related to timing of deferred revenue recognition. Additional fund contributions were due to the net change in certain working capital items, most notably a decrease in accounts receivable of $1.5 million due to strong collection efforts during the quarter, a decrease of $0.4 million in prepaid expenses and other current assets, and a decrease in accrued liabilities of $1.4 million related to timing and payment of employee compensation accruals and timing of accrued payables paid during the period.
Cash used in operating activities in the three months ended March 31, 2011 of $0.4 million was the result of a net loss of $5.1 million, offset by non-cash expenditures of $3.1 million, which included depreciation, amortization and stock‑based compensation expense, due to headcount growth and investment in the business. This was further offset by an increase in deferred revenue of $0.4 million and a decrease in deferred product costs of $0.8 million as a result of our increased sales activity. Additional use of funds were due to net change in working capital items, most notably a decrease in accounts receivable of $0.8 million due to strong collection efforts and timing of increased sales, a decrease of $0.3 in prepaid expenses and other current assets, and decreases in accounts payable and accrued liabilities of $1.2 million, related to timing of inventory, data center obligations, and employee compensation accruals.
Net Cash Flows Provided by (Used in) Investing Activities
Our primary investing activities have consisted of capital expenditures in support of expanding our infrastructure and workforce and the purchase and sale of short‑term investments. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We generated $1.0 million of cash in investing activities during the three months ended March 31, 2012. This was primarily from net proceeds of $2.3 million from sales and maturities of short-term investments. In addition, we used $1.3 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture.
Investing activities in the three months ended March 31, 2011 resulted in use of proceeds of $0.4 million. This was primarily from net purchase of $0.3 million in short‑term investments, offset by $0.7 million of equipment purchases used for infrastructure expansion and other fixed assets.
Net Cash Flows Provided by (Used in) Financing Activities
Cash provided by financing activities in the three months ended March 31, 2012 was $1.5 million. This consisted of $1.6 million of proceeds from the exercise of stock options partially offset by repayments under our equipment financing loans.
Cash provided by financing activities in the three months ended March 31, 2011 was $0.1 million. This consisted of $0.2 million of proceeds from the exercise of stock options partially offset by repayments under our equipment financing loans of $0.1 million.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under our outstanding leases for our office space and third‑party data centers as well as equipment leases and loans for certain computer and office equipment. The following table summarizes our contractual obligations as of March 31, 2012 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations(1)	$4,925	$802	$3,284	$839	$—
Interest expense payments(2)	462	214	235	13	—
Capital and operating lease obligations(3)	2,942	1,459	1,483	—	—
Purchase obligations(4)	5,618	3,984	1,633	1	—
Total	$13,947	$6,459	$6,635	$853	$—
___________________________

(1)	Represents our outstanding debt under our equipment loan, including the new loan and equipment agreement commencing April 2011.

(2)	Represents interest payments on our outstanding debt under our equipment loan, including the new loan and equipment agreement commencing April 2011.

(3)	Consists of capital leases and contractual obligations under operating leases for office space, including the new facility lease commencing April 2011.

(4)	Consists of purchase obligations for servers and similar equipment to support our third-party data centers.
We have recorded a liability for sales and use taxes. A variety of factors could affect the liability, which factors include recovery of amounts from customers and any changes in relevant statutes in the various states in which we have done business. To the extent that the actual amount of our liabilities for sales and use taxes materially differs from the amount we have recorded on our consolidated balance sheet, our future results of operations and cash flows could be negatively affected.
As of March 31, 2012, the amount of cash and cash equivalents held by our foreign subsidiaries was $3.6 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.2 million. We have not provided for these taxes in accordance with ASC 740-30-25, as it is our intention that these funds are permanently reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.
Under the indemnification provisions of our standard customer agreements, we agree to indemnify, defend and hold harmless our customers against, among other things, infringement of any patents, trademarks or copyrights under any country’s laws or the misappropriation of any trade secrets arising from the customer’s legal use of our solutions. Our exposure under these indemnification provisions is generally limited to the total amount paid by the customer under the applicable customer agreement. However, certain indemnification provisions potentially expose us to losses in excess of the aggregate amount paid to us by the customer under the applicable customer agreement. No material claims have been made against us pursuant to these indemnification provisions to date.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash with maturity dates within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of March 31, 2012, we had cash, cash equivalents, and short‑term investments of $13.2 million. The carrying amount of our cash, cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
As of March 31, 2012 we had borrowings outstanding with principal amounts of $4.9 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 2.9% to 10.6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates at March 31, 2012 would result in an insignificant impact to interest expense for 2012.
Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the statement of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction gains (losses) included in determining net loss were $0.1 million and ($30,000) for the three months ended March 31, 2011 and 2012, respectively. Transaction gains and losses are included in other income (expense), net.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, cash flows or financial condition.
As part of a pre-IPO due diligence review, we discovered a potential export violation involving the provision of web-based, email communication services through our Everyone.net service, which we acquired in October 2009. Our records indicate that there were two end-users who may have, for a portion of their respective service periods, been located in Iran, a U.S.‑designated state sponsor of terrorism. Our internal investigation has progressed and we have found that the issues identified are specific to the acquired Everyone.net system, which has a separate customer database and billing system from that of Proofpoint’s main businesses. We do not have any indication that these services were utilized by the Iranian government. The accounts of both end‑users were terminated in 2010 and accounted for approximately $14,500 in payments to us in 2009 and $6,000 in payments to us in 2010. Although we had ceased providing the services, we made a voluntary submission to OFAC on December 12, 2011 and a supplemental submission to OFAC on January 20, 2012, to report this potential violation.
In addition, we determined that subsequent to our acquisition of Fortiva in August 2008, we may have shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, may have required either a one-time product review or application for an encryption registration number in lieu of such product review. We have since acquired the appropriate encryption registration number. We have also made a voluntary submission and a supplemental submission to BIS to report this potential violation. Our investigation of these matters has covered the last five fiscal years and we have not found any additional violations. We are in the process of supplementing our existing systems and procedures designed to ensure that we do not have any such violations in the future. Although we are still in the early stages of investigating these matters, it is possible these recent voluntary submissions could result in penalties, costs, and restrictions on export privileges, which could harm our operating results.
ITEM 1A. RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial condition, and the trading price of our common stock.
Risks Related to Our Business and Industry
We have a history of losses, and we are unable to predict the extent of any future losses or when, if ever, we will achieve profitability in the future.
We have incurred net losses in every year since our inception, including net losses of $20.1 million and $4.8 million in 2011 and the three months ended March 31, 2012, respectively. As a result, we had an accumulated deficit of $166.9 million as of March 31, 2012. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
We operate in a highly competitive environment with large, established competitors, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenue to decline.
Our traditional competitors include security‑focused software vendors, such as Symantec Corporation and McAfee, Inc., an Intel Corporation subsidiary, which offer software products that directly compete with our solutions. In addition to competing with these vendors directly for sales to customers, we compete with them for the opportunity to have our solutions bundled with the product offerings of our strategic partners. Our competitors could gain market share from us if any of these partners replace our solutions with the products of our competitors or if these partners more actively promote our competitors’ products over our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their software with their own or other vendors’ software, or may limit our access to standard product interfaces and inhibit our ability to develop solutions for their platform.
We also face competition from large technology companies, such as Cisco Systems, Inc., EMC Corporation, Google Inc., Hewlett‑Packard Company, Intel and Microsoft. These companies are increasingly developing and incorporating into their products data protection and storage software that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.
Many of our competitors have greater financial, technical, sales, marketing or other resources than we do and consequently may have the ability to influence our customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment could also result in larger competitors that compete with us on several levels. In addition, acquisitions of smaller companies that specialize in particular segments of the markets in which we compete by large technology companies would result in increased competition from these large technology companies. For example, Google’s acquisition of Postini, an email and web security and archiving service, resulted in Google becoming one of our competitors. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and financial results could be adversely affected.
If we are unable to maintain high subscription renewal rates, our future revenue and operating results will be harmed.
Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, which typically ranges from one to three years. In addition, our customers may renew for fewer subscription services or users, renew for shorter contract lengths or renew at lower prices due to competitive or other pressures. We cannot accurately predict renewal rates and our renewal rates may decline or fluctuate as a result of a number of factors, including competition, customers’ IT budgeting and spending priorities, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions, our revenue would decline and our business would suffer.
If we are unable to sell additional solutions to our customers, our future revenue and operating results will be harmed.
Our future success depends on our ability to sell additional solutions to our customers. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional solutions depends on a number of factors, including the perceived need for additional solutions, growth in the number of end-users, and general economic conditions. If our efforts to sell additional solutions to our customers are not successful, our business may suffer.
If our solutions fail to protect our customers from security breaches, our brand and reputation could be harmed, which could have a material adverse effect on our business and results of operations.
The threats facing our customers are constantly evolving and the techniques used by attackers to access or sabotage data change frequently. As a result, we must constantly update our solutions to respond to these threats. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach at one of our customers would harm our reputation as a secure and trusted company and could cause the loss of customers. Similarly, if a well-publicized breach of data security at a customer of any other cloud‑based data protection or archiving service provider or other major enterprise cloud services provider were to occur, there could be a loss of confidence in the cloud‑based storage of sensitive data and information generally.
In addition, our solutions work in conjunction with a variety of other elements in customers’ IT and security infrastructure, and we may receive blame and negative publicity for a security breach that may have been the result of the failure of one of the other elements not provided by us. The occurrence of a breach, whether or not caused by our solutions, could delay or reduce market acceptance of our solutions and have an adverse effect on our business and financial performance. In addition, any revisions to our solutions that we believe may be necessary or appropriate in connection with any such breach may cause us to incur significant expenses. Any of these events could have material adverse effects on our brand and reputation, which could harm our business, financial condition, and operating results.
If our customers experience data losses, our brand, reputation and business could be harmed.
Our customers rely on our archive solutions to store their corporate data, which may include financial records, credit card information, business information, health information, other personally identifiable information or other sensitive personal information. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time-consuming and expensive litigation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. In addition, because of the large amount of data that we collect and manage, it is possible that hardware failures, human errors or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business would be harmed.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages. Defending a suit based on any data loss or system disruption, regardless of its merit, could be costly and divert management’s attention.
Defects or vulnerabilities in our solutions could harm our reputation, reduce the sales of our solutions and expose us to liability for losses.
Because our solutions are complex, undetected errors, failures or bugs may occur, especially when solutions are first introduced or when new versions or updates are released despite our efforts to test those solutions and enhancements prior to release. We may not be able to correct defects, errors, vulnerabilities or failures promptly, or at all.
Any defects, errors, vulnerabilities or failures in our solutions could result in:

•	expenditure of significant financial and development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential partners or customers;

•	loss or disclosure of our customers’ confidential information, or the inability to access such information;

•	loss of our proprietary technology;

•	our solutions being susceptible to hacking or electronic break-ins or otherwise failing to secure data;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	lost market share;

•	negative publicity, which could harm our reputation; or

•	litigation, regulatory inquiries or investigations that would be costly and harm our reputation.
Limitation of liability provisions in our standard terms and conditions may not adequately or effectively protect us from any claims related to defects, errors, vulnerabilities or failures in our solutions, including as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.
Because we provide security solutions, our software, website and internal systems may be subject to intentional disruption that could adversely impact our reputation and future sales.
We could be a target of attacks specifically designed to impede the performance of our solutions and harm our reputation. Similarly, experienced computer hackers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information and/or cause interruptions of our services. Because the techniques used by such computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. If an actual or perceived breach of network security occurs, it could adversely affect the market perception of our solutions, and may expose us to the loss of information, litigation and possible liability. In addition, such a security breach could impair our ability to operate our business, including our ability to provide support services to our customers.
We believe that there is a trend for large and mid‑sized enterprises to migrate their on‑premise email systems to cloud‑based offerings. If we fail to successfully develop, market, broaden or enhance our solutions to continue to be attractive to existing customers currently using cloud‑based email systems or by new prospects, our ability to grow or maintain our revenue could be harmed, and our business could suffer.
We derive a substantial portion of our revenue from our solutions that protect and archive data in our customers’ on-premise email systems and expect to continue to do so for the foreseeable future. We currently derive a portion of our revenue from customers using cloud-based email systems such as Google’s Google Apps and Microsoft’s Office 365, both of which include varying degrees of threat protection and governance services as part of their offering. A significant market shift from on‑premise email systems toward such cloud‑based email systems could decrease demand for our solutions because customers who move to cloud‑based email systems may no longer value our threat and governance solutions and may choose to instead use competing or low cost alternatives from companies such as Google or Microsoft that may offer competing solutions in connection with their cloud-based email systems. If our current or prospective customers who utilize cloud‑based systems fail to find value in our solutions or migrate to these other threat or governance offerings, our business could be adversely affected.
Historically, our solutions have been used primarily for email, and any decrease in the use of email systems by large and mid‑sized enterprises over time, or the failure of our newly developed solutions for emerging methods of communication and collaboration to gain acceptance could harm our business.
Historically, our customers have primarily used our solutions to protect and archive data in their corporate email systems. If the use of email decreases, demand for our solutions would decrease and we may fail to diversify our revenue base by increasing demand for our other technology solutions.
In addition, messaging and collaboration technologies are evolving rapidly. For instance, the widespread adoption and use of mobile devices, unmanaged Internet‑based collaboration and file sharing applications and social networking sites have caused valuable and sensitive data to proliferate well beyond traditional corporate email systems, resulting in new and increasing security risks. We are devoting resources to continue developing and marketing our solutions for these emerging methods of communication and collaboration. However, our customers may not perceive the need to deploy our solutions intended to address these emerging areas. If we are unable to successfully develop, market, broaden or enhance our solutions to address the wider range of threats caused by the proliferation of new technologies and methods of communication, demand for our existing solutions would decrease, and our business would be harmed.
If functionality similar to that offered by our solutions is incorporated into our competitors’ networking products, potential or existing customers may decide against adding our solutions to their network, which would have an adverse effect on our business.
Some large, well-established providers of networking equipment, such as Cisco and Juniper Networks, Inc. currently offer, and may continue to introduce, network security features that compete with our solutions, either in stand‑alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our solutions in networking products that are already generally accepted as necessary components of customers’ network architecture may have an adverse effect on our ability to market and sell our solutions. Furthermore, even if the functionality offered by network infrastructure providers is more limited than that offered by our solutions, a significant number of our customers may elect to accept such limited functionality in lieu of adding appliances or software from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new third‑party components to their networks.
Our solutions collect, filter and archive customer data which may contain personal information, which raises privacy concerns and could result in us having liability or inhibit sales of our solutions.
Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and disclosure of personal information. Because many of the features of our solutions use, store, and report on customer data which may contain personal information from our customers, any inability to adequately address privacy concerns, or comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us, damage to our reputation, loss of sales, and harm to our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our solutions and reduce overall demand for them. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions. For example, in the United States regulations such as the Gramm‑Leach‑Bliley Act (GLBA), which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which regulates the use and disclosure of personal health information, impose significant security and data protection requirements and obligations on businesses that may affect the use and adoption of our solutions. The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.
Any failure or perceived failure to comply with laws and regulations may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.
If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be harmed.
We continue to be substantially dependent on our sales force to obtain new customers and to sell additional solutions to our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.
Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our results are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
We sell our security and compliance offerings primarily to enterprise IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed in the sales cycle. Additionally, we have found that increasingly security, legal and compliance departments are involved in testing, evaluating and finally approving purchases, which has also made the sales cycle longer and less predictable. We may not be able to accurately predict or forecast the timing of sales, which makes our future revenue difficult to predict and could cause our results to vary significantly. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.

Because our long-term success depends, in part, on our ability to expand the sales of our platform to our customers located outside of the United States, our business will be increasingly susceptible to risks associated with international operations.
One key element of our growth strategy is to develop a worldwide customer base and expand our operations worldwide. We have added employees, offices and customers internationally, particularly in Europe and Asia. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, political and competitive risks and competition that are different from those in the United States. Because of our limited experience with international operations, we cannot assure you that our international expansion efforts will be successful or that expected returns on such investments will be achieved in the future.
In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•	our lack of familiarity with commercial and social norms and customs in other countries which may adversely affect our ability to recruit, retain and manage employees in these countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•
legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States, including more limited protection for intellectual property rights in some countries;

•	immaturity of compliance regulations in other jurisdictions, which may lower demand for our solutions;

•	greater difficulty with payment collections and longer payment cycles;

•	higher employee costs and difficulty terminating non-performing employees;

•	differences in work place cultures;

•	the need to adapt our solutions for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	adverse tax consequences;

•	fluctuations in currency exchange rates;

•	restrictions on the transfer of funds;

•	anti-bribery compliance by us or our partners; and

•	new and different sources of competition.
Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

If the market for our delivery model and cloud computing services develops more slowly than we expect, our business could be harmed.
Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of cloud computing services. The market for messaging security and data compliance solutions delivered as a service in particular is at an early stage relative to on-premise solutions, and these applications may not achieve and sustain high levels of demand and market acceptance. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software or hardware appliances for these applications into their businesses or may be reluctant or unwilling to use cloud computing services because they have concerns regarding the risks associated with reliability and security, among other things, of this delivery model, or its ability to help them comply with applicable laws and regulations. If enterprises do not perceive the benefits of this delivery model, then the market for our services may develop more slowly than we expect, which would adversely affect our business and operating results.
If we are unable to enhance our existing solutions and develop new solutions, our growth will be harmed and we may not be able to achieve profitability.
Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions and to introduce new solutions. The success of any enhancement or new solution depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution. Any new enhancement or solution we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new solutions or enhance our existing solutions to meet customer requirements, we may not grow as expected and we may not achieve profitability.
We cannot be certain that our development activities will be successful or that we will not incur delays or cost overruns. Furthermore, we may not have sufficient financial resources to identify and develop new technologies and bring enhancements or new solutions to market in a timely and cost effective manner. New technologies and enhancements could be delayed or cost more than we expect, and we cannot ensure that any of these solutions will be commercially successful if and when they are introduced.
If we are unable to cost-effectively scale or adapt our existing architecture to accommodate increased traffic, technological advances or changing customer requirements, our operating results could be harmed.
As our customer base grows, the number of users accessing our solutions over the Internet will correspondingly increase. Increased traffic could result in slow access speeds and response times. Since our customer agreements often include service availability commitments, slow speeds or our failure to accommodate increased traffic could result in breaches of our service level agreements or obligate us to issue service credits. In addition, the market for our solutions is characterized by rapid technological advances and changes in customer requirements. In order to accommodate increased traffic and respond to technological advances and evolving customer requirements, we expect that we will be required to make future investments in our network architecture. If we do not implement future upgrades to our network architecture cost-effectively, or if we experience prolonged delays or unforeseen difficulties in connection with upgrading our network architecture, our service quality may suffer and our operating results could be harmed.
Our quarterly operating results are likely to vary significantly and be unpredictable, which could cause the trading price of our stock to decline.
Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our solutions and the level of perceived urgency regarding security threats and compliance requirements;

•	the timing of new subscriptions and renewals of existing subscriptions;

•	the mix of solutions sold;

•	the extent to which customers subscribe for additional solutions or increase the number of users;

•	customer budgeting cycles and seasonal buying patterns;

•	the extent to which we bring on new distributors;

•	any changes in the competitive landscape of our industry, including consolidation among our competitors, customers, partners or resellers;

•	deferral of orders in anticipation of new solutions or enhancements announced by us;

•	price competition;

•	changes in renewal rates and terms in any quarter;

•	any disruption in our sales channels or termination of our relationship with important channel partners;

•	general economic conditions, both domestically and in our foreign markets;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; or

•	future accounting pronouncements or changes in our accounting policies.
Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failing to meet the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue and cash flow trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins or other operating results in the short term.
We may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our common stock could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price for our common stock could decline. Additionally, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or may not be achieved. Further our stock price may be affected by financial media, including press reports and blogs.
If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our solutions to their customers, our operating results could be adversely affected.
We have derived and anticipate that in the future we will continue to derive a substantial portion of the sales of our solutions through channel partners. In order to scale our channel program to support growth in our business, it is important that we continue to help our partners enhance their ability to independently sell and deploy our solutions. We may be unable to continue to successfully expand and improve the effectiveness of our channel sales program.
Our agreements with our channel partners are generally non-exclusive and some of our channel partners have entered, and may continue to enter, into strategic relationships with our competitors or are competitors themselves. Further, many of our channel partners have multiple strategic relationships and they may not regard us as significant for their businesses. Our channel partners may terminate their respective relationships with us with limited or no notice and with limited or no penalty, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our solutions. Our partners also may impair our ability to enter into other desirable strategic relationships. If our channel partners do not effectively market and sell our solutions, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our solutions may be adversely affected. Similarly, the loss of a substantial number of our channel partners, and our possible inability to replace them, the failure to recruit additional channel partners, any reduction or delay in their sales of our solutions, or any conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations.

Because we recognize revenue from subscriptions over the term of the relevant service period, decreases or increases in sales are not immediately reflected in full in our operating results.
We recognize revenue from subscriptions over the term of the relevant service period, which typically range from one to three years, with some up to five years. As a result, most of our quarterly revenue from subscriptions results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our solutions in any quarter may not significantly reduce our subscription revenue for that quarter, but could negatively affect subscription revenue in future quarters. We may be unable to adjust our cost structure to compensate for this potential shortfall in subscription revenue. Accordingly, the effect of significant downturns in sales of subscriptions may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue must be recognized over the term of the contract.
Interruptions or delays in services provided by third parties could impair the delivery of our service and harm our business.
We currently serve our customers from third‑party data center hosting facilities located in the United States, Canada and Europe. We also rely on bandwidth providers, Internet service providers, and mobile networks to deliver our solutions. Any damage to, or failure of, the systems of our third‑party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities.
We also depend on access to the Internet through third‑party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our solutions or we could be required to retain the services of a replacement bandwidth provider. Our business also depends on our customers having high-speed access to the Internet. Any Internet outages or delays could adversely affect our ability to provide our solutions to our customers.
Our operations also rely heavily on the availability of electricity, which also comes from third‑party providers. If we or the third‑party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third‑party data centers were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.
The occurrence of an extended interruption of ours or third‑party services for any reason could result in lengthy interruptions in our services or in the delivery of customers’ email and require us to provide service credits, refunds, indemnification payments or other payments to our customers, and could also result in the loss of customers.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.
Once our solutions are deployed, our customers depend on our support organization to resolve any technical issues relating to our solutions. In addition, our sales process is highly dependent on our solutions and business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.
We offer technical support services with many of our solutions. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results.

We have outsourced a substantial portion of our worldwide customer support functions to third‑party service providers. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level, the level of support services to our customers may be significantly disrupted, which could materially harm our reputation and our relationships with these customers.
If we fail to develop or protect our brand, our business may be harmed.
We believe that developing and maintaining awareness and integrity of our company and our brand are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. We plan to continue investing substantial resources to promote our brand, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand. Some of our existing and potential competitors have well-established brands with greater recognition than we have. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our solutions or higher revenue.
In addition, independent industry analysts often provide reviews of our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our solutions or view us as a market leader.
The steps we have taken to protect our intellectual property rights may not be adequate.
We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect our intellectual property rights. These offer only limited protection, however, and the steps we have taken to protect our proprietary technology may not deter its misuse, theft or misappropriation. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their products. Competitors may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. Although we rely in part upon confidentiality agreements with our employees, consultants and other third parties to protect our trade secrets and other confidential information, those agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties.
We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our intellectual property rights or misappropriation of our trade secrets, or to establish the validity of our intellectual property rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results and financial condition. Certain jurisdictions may not provide adequate legal infrastructure for effective protection of our intellectual property rights. Changing legal interpretations of liability for unauthorized use of our solutions or lessened sensitivity by corporate, government or institutional users to refraining from intellectual property piracy or other infringements of intellectual property could also harm our business.
Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. It is possible that innovations for which we seek patent protection may not be protectable. Additionally, the process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Given the cost, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may not choose to seek patent protection for certain innovations. However, such patent protection could later prove to be important to our business. Even if issued, there can be no assurance that any patents will have the coverage originally sought or adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Any patents that are issued may be invalidated or otherwise limited, or may lapse or may be abandoned, enabling other companies to better develop products that compete with our solutions, which could adversely affect our competitive business position, business prospects and financial condition.
We cannot assure you that the measures we have taken to protect our intellectual property will adequately protect us, and any failure to protect our intellectual property could harm our business.
Third parties claiming that we infringe their intellectual property rights could cause us to incur significant legal expenses and prevent us from selling our solutions.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. To the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third‑party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.
In addition, our agreements with customers and channel partners include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. Large indemnity payments could harm our business, operating results and financial condition.
We rely on technology and intellectual property licensed from other parties, the failure or loss of which could increase our costs and delay or prevent the delivery of our solutions.
We utilize various types of software and other technology, as well as intellectual property rights, licensed from unaffiliated third parties in order to provide certain elements of our solutions. Any errors or defects in any third‑party technology could result in errors in our solutions that could harm our business. In addition, licensed technology and intellectual property rights may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for the third‑party technology we use, any loss of the right to use any of this technology on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent technology is identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with software available from other parties or to develop these components ourselves, which would result in increased costs. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the technology.
Some of our solutions contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Some of our solutions are distributed with software licensed by its authors or other third parties under so-called “open source” licenses, which may include, by way of example, the GNU General Public License, or GPL, and the Apache License.

Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our solutions, that our programmers have not incorporated open source software into our proprietary solutions and technologies or that they will not do so in the future. In addition, many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business.
Governmental regulations affecting the export of certain of our solutions could negatively affect our business.
Our products are subject to U.S. export controls, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international sales and adversely affect our revenue.
We determined that subsequent to our acquisition of Fortiva, Inc., a Canadian company, in August 2008, we may have shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, may have required either a one-time product review or application for an encryption registration number in lieu of such product review. We have made a voluntary submission and a supplemental submission to the U.S. Commerce Department's Bureau of Industry and Security (BIS) to report this potential violation.
The U.S. government also prohibits U.S. companies from doing business with customers in certain restricted countries, including Iran. As part of a pre-IPO due diligence review, we discovered a potential export violation involving the provision of web-based, email communication services through our Everyone.net service, which we acquired in October 2009. Our records indicate that there were two end-users who may have, for a portion of their respective service periods, been located in Iran, a U.S.‑designated state sponsor of terrorism. Our internal investigation has progressed and we have found that the issues identified are specific to the acquired Everyone.net system, which has a separate customer database and billing system from that of Proofpoint’s other businesses. We do not have any indication that these services were utilized by the Iranian government. The accounts of both end‑users were terminated in 2010 and accounted for approximately $14,500 in payments to us in 2009 and $6,000 in payments to us in 2010. We have made a voluntary submission and a supplemental submission to the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) to report this potential violation.
Failure to comply with such regulations and these recent voluntary submissions could result in penalties, costs, and restrictions on export privileges, which could also harm our operating results.
We have experienced rapid growth in recent periods. If we fail to manage such growth and our future growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.
We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 390 as of March 31, 2012. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

The forecasts of market growth included in this report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to the expected growth in the security and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this report should not be taken as indicative of our future growth.
We have and may further expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders and consume corporate resources that otherwise would be necessary to sustain and grow our business.
Our business strategy may, from time to time, include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third‑party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of March 31, 2012, we had $23.5 million in goodwill and intangible assets recorded on our consolidated balance sheet. We may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced solutions, effectively manage or expand our business, or increase our revenue.
Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other critical personnel. Despite the economic downturn, competition for qualified management, technical and other personnel is intense, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, our ability to grow our business could be harmed. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity‑based compensation. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
In addition, hiring, training, and successfully integrating replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenue.

Changes in laws and/or regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our solutions, and could have a negative impact on our business.
The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet‑related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet‑based applications such as ours and reduce the demand for our solutions.
The legal and regulatory framework also drives demand for our solutions. Our customers are subject to laws, regulations and internal policies that mandate how they process, handle, store, use and transmit a variety of sensitive data and communications. These laws and regulations are subject to revision, change and interpretation at any time, and any such change could either help or hurt the demand for our solutions. We cannot be sure that the legal and regulatory framework in any given jurisdiction will be favorable to our business or that we will be able to sustain or grow our business if there are any adverse changes to these laws and regulations.
If we are required to collect sales and use taxes on the solutions we sell, we may be subject to liability for past sales and our future sales may decrease.
State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.3 million on our consolidated balance sheet as of March 31, 2012 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
Adverse conditions in the national and global economies and financial markets may adversely affect our business and financial results.
Our financial performance depends, in part, on the state of the economy, which deteriorated in the recent broad recession, and which may deteriorate in the future. Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the information technology industry, resulting in reduced demand for our solutions as a result of continued constraints on IT-related capital spending by our customers and increased price competition for our solutions. Moreover, we target some of our solutions to the financial services industry and therefore if there is consolidation in that industry, or layoffs, or lack of funding for IT purchases, our business may suffer. If unfavorable economic conditions continue or worsen, our business, financial condition and operating results could be materially and adversely affected.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. We have significant operations in the Silicon Valley area of Northern California, a region known for seismic activity. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. These negative events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Because we do not carry earthquake insurance for direct quake‑related losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. We have invested in the creation of a cloud offering certified under the Federal Information Security Management Act (FISMA) for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, and the rules and regulations of the NASDAQ Global Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission, or the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes‑Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting‑related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes‑Oxley Act that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The

NASDAQ Global Market.
We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes‑Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We are required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an "emerging growth company" for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an "emerging growth company" as of the following December 31. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
Our independent registered public accounting firm is not required to report on to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.
We will incur significantly increased costs and devote substantial management time as a result of operating as a public company particularly after we are no longer an "emerging growth company."
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we will be required to comply with certain of the requirements of the Sarbanes‑Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the NASDAQ Global Market, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.
However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”
Under the Jumpstart Our Business Startups Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."
We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31.
After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes‑Oxley Act, when applicable to us. In that regard, we currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Risks Related to the Ownership of Our Common Stock
The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation. Factors affecting the market price of our common stock include:

•	variations in our revenue, billings, gross margin, operating results, free cash flow, loss per share and how these results compare to analyst expectations;

•	forward looking guidance on billings, revenue, gross margin, operating results, free cash flow, and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;

•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.
In addition, the stock market in general and the NASDAQ Global Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks, especially security and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our certificate of incorporation and bylaws contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition of our company deemed undesirable by our board of directors. These provisions could also reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions. Our corporate governance documents include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•
authorizing “blank check” preferred stock, which could be issued by our board without stockholder approval which may contain voting, liquidation, dividend and other rights which are superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•
limiting the ability of our stockholders to call and bring business before special meetings by providing that any stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and providing that only our board of directors, the chairman of our board of directors, our Chief Executive Officer or President may call a special meeting of the stockholders; and

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors.
These provisions, alone or together, could frustrate, delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations merging or combining with us without approval of the holders of a substantial majority of all of our outstanding common stock.
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new solutions could reduce our ability to compete and could harm our business.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we issue equity securities in any additional financing, the new securities may have rights and preferences senior to our common stock. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our application and services;

•	continue to expand our product development, sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.
We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
We do not anticipate paying cash dividends on our common stock in the future. As a result, only appreciation of the price of our common stock will provide a return to our stockholders. Investors seeking cash dividends should not invest in our common stock.

Most of our total outstanding shares may be sold into the market when the “lock up” period ends. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We had 31,052,396 shares of our common stock outstanding as of May 1, 2012. Approximately 23,666,811 shares are currently restricted as a result of market stand-off agreements and will become sellable on October 17, 2012, subject to extension in some circumstances. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2012, we granted stock options to purchase 464,436 shares of our common stock at a price of $11.00 per share to our employees under our 2002 Stock Option/Issuance Plan. During such period, we issued and sold an aggregate of 1,360,030 shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $1.16 per share pursuant to exercises of options granted under our 2002 Stock Option/Issuance Plan.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-178479) relating to our IPO was declared effective by the SEC on April 19, 2012, and the offering commenced the following day. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. acted as book running managers for the offering, and RBC Capital Markets, LLC, Pacific Crest Securities LLC and First Analysis Securities Corporation acted as co-managers of the offering.

The securities registered were 6,329,421 shares of common stock (1,199,421 shares of which were held before our IPO by certain of our stockholders), plus 949,414 additional shares to cover the underwriters' over-allotment option (179,914 of which were held before our IPO by certain of our stockholders). The aggregate public offering price of the offering amount registered, including shares to cover the underwriters' over-allotment option, was $94.6 million. On April 25, 2012 we closed the initial public offering in which we sold 5,130,000 shares of our common stock and the selling stockholders sold 1,199,421 shares of our common stock. On May 23, 2012 we closed the underwriters' over-allotment option which was exercised in part, and we sold 729,450 shares of our common stock and the selling stockholders sold 170,550 shares of our common stock. All sales were at the initial public offering price of $13.00 per share, for an aggregate offering price of $76.2 million for the shares sold by us, and $17.8 million for the shares sold by the selling stockholders, making the aggregate offering price of the amount sold $94.0 million. The offering terminated before the sale of all securities registered on May 23, 2012 when the underwriters' completed the exercise of the over-allotment option.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

•	Underwriting discounts and commissions — $5,332,100

•	Other expenses — approximately $2,234,861

•	Total expenses — approximately $7,566,961

The other expenses and total expenses provided above are estimates. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10% or more of our common stock. None of such payments were direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $68.6 million.

We currently do not have specific plans for the use of the net proceeds that we have received from our initial public offering. Accordingly, we have broad discretion in using the net proceeds that we received from the offering. Pending the use of proceeds from the offering, we have invested the net proceeds in short-term, interest bearing obligations, and investment grade instruments. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 20, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

3.1	Restated Certificate of Incorporation of the Company, as amended and restated through April 25, 2012					X
3.2	Restated Bylaws of the Company, as amended and restated on April 25, 2012					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document.					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X
___________________________

*
As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Proofpoint, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 24, 2012.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)