Form 10-Q
period 2012-06-30
PROOFPOINT INC
filed 2012-08-08
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of August 1, 2012: 31,833,321 shares.

PROOFPOINT, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2012

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$46,157	$9,767
Short-term investments	35,197	2,947
Accounts receivable, net	12,237	15,789
Inventory	506	729
Deferred product costs, current	1,526	1,803
Prepaid expenses and other current assets	2,867	2,556
Total current assets	98,490	33,591
Property and equipment, net	7,472	7,353
Deferred product costs, noncurrent	495	987
Goodwill	18,557	18,557
Intangible assets, net	3,738	6,189
Other noncurrent assets	249	1,275
Total assets	$129,001	$67,952
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,121	$3,504
Accrued liabilities	9,623	10,061
Notes payable and lease obligations	1,650	467
Deferred rent	512	517
Deferred revenue	54,184	52,836
Total current liabilities	68,090	67,385
Notes payable and lease obligations, noncurrent	3,147	4,514
Other long term liabilities, noncurrent	252	85
Deferred revenue, noncurrent	21,722	23,404
Total liabilities	93,211	95,388

Convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of June 30, 2012 and 39,424 shares authorized, 38,942 shares issued and outstanding at December 31, 2011, net of issuance costs and liquidation preference of $110,338	—	109,911
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2012; no shares authorized, issued and outstanding at December 31, 2011	—	—
Common stock, $0.0001 par value; 200,000 and 71,400 shares authorized at June 30, 2012 and December 31, 2011, respectively; 31,795 and 4,961 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4	1
Additional paid-in capital	208,188	24,773
Accumulated other comprehensive loss	(12)	(3)
Accumulated deficit	(172,390)	(162,118)
Total stockholders’ equity (deficit)	35,790	(137,347)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$129,001	$67,952
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscription	$24,750	$17,663	$48,019	$33,740
Hardware and services	1,193	2,217	2,543	4,921
Total revenue	25,943	19,880	50,562	38,661
Cost of revenue:(1)(2)
Subscription	7,236	5,801	14,447	11,617
Hardware and services	1,134	1,530	2,303	3,113
Total cost of revenue	8,370	7,331	16,750	14,730
Gross profit	17,573	12,549	33,812	23,931
Operating expense:(1)(2)
Research and development	6,224	4,881	12,105	9,822
Sales and marketing	13,450	9,846	25,625	19,291
General and administrative	2,964	2,092	5,730	4,140
Total operating expense	22,638	16,819	43,460	33,253
Operating loss	(5,065)	(4,270)	(9,648)	(9,322)
Interest expense, net	(43)	(112)	(103)	(188)
Other income (expense), net	(178)	94	(209)	243
Loss before provision for income taxes	(5,286)	(4,288)	(9,960)	(9,267)
Provision for income taxes	(232)	(30)	(311)	(136)
Net loss	$(5,518)	$(4,318)	$(10,271)	$(9,403)
Net loss per share, basic and diluted	$(0.21)	$(1.10)	$(0.65)	$(2.43)
Weighted average shares outstanding, basic and diluted	26,195	3,909	15,907	3,871
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$109	$107	$238	$205
Cost of hardware and services revenue	15	6	26	13
Research and development	485	283	907	561
Sales and marketing	820	478	1,471	907
General and administrative	506	239	794	484
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$1,019	$935	$2,119	$1,860
Research and development	7	—	15	—
Sales and marketing	146	141	317	484
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(5,518)	$(4,318)	$(10,271)	$(9,403)
Other comprehensive income, before tax and net of reclassification adjustments:
Unrealized losses on investments, net	(11)	(3)	(9)	(3)
Other comprehensive loss, before tax	(11)	(3)	(9)	(3)
Tax benefit (provision) related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net tax	(11)	(3)	(9)	(3)
Comprehensive loss	$(5,529)	$(4,321)	$(10,280)	$(9,406)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(10,271)	$(9,403)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,499	3,788
Stock‑based compensation	3,436	2,170
Change in fair value of warrant liability	—	(66)
Change in fair value of contingent earn-outs	—	161
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,552	1,014
Inventory	223	(60)
Deferred products costs	768	1,706
Prepaid expenses and other current assets	(311)	(509)
Noncurrent assets	59	166
Accounts payable	(1,296)	374
Accrued liabilities	790	(964)
Deferred rent	(5)	177
Deferred revenue	(334)	2,069
Net cash provided by operating activities	$1,110	$623
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	$2,939	$411
Purchase of short-term investments	(35,198)	(5,081)
Acquisitions of business (net of cash acquired)	—	(2,136)
Purchase of property and equipment, net	(2,443)	(160)
Net cash used in investing activities	$(34,702)	$(6,966)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	$1,761	$418
Proceeds from initial public offering, net of offering costs	68,405	—
Proceeds of equipment financing loans	—	1,728
Repayments of equipment financing loans	(184)	(138)
Net cash provided by financing activities	$69,982	$2,008
Net increase (decrease) in cash and cash equivalents	36,390	(4,335)
Cash and cash equivalents
Beginning of period	9,767	12,087
End of period	$46,157	$7,752

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for other interim periods or for future years.
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

Foreign Currency Remeasurement and Transactions
The Company’s sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statement of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gains (losses) included in determining net loss were $(187) and $27 for the three months, and $(217) and $121 for the six months ended June 30, 2012 and 2011, respectively.
Cash, Cash Equivalents and Short Term Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and certain commercial paper. Cash and cash equivalents were $46,157 and $9,767 as of June 30, 2012 and December 31, 2011, respectively. Short-term investments consist of readily marketable securities with remaining maturity of more than three months from the date of purchase and include commercial paper, corporate bonds, debt securities and certificates of deposit. Short-term investments were $35,197 and $2,947 as of June 30, 2012 and December 31, 2011, respectively, and all were classified as available-for-sale and were carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss. Realized gains and losses are included in “other income (expense), net.” Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method.
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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through June 30, 2012, the Company has not experienced significant credit losses.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract, which typically ranges from 12 to 36 months.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive income (loss) consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. For the Company’s first reporting period beginning after December 15, 2011, the Company adopted guidance issued by FASB amending the presentation of the Statement of Comprehensive Income. The amended guidance eliminates the current option to report other comprehensive income and its components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has implemented this guidance effective going forward as of the quarter ended March 31, 2012.
2. Acquisitions
Spam and Open Relay Blocking System (“SORBS”)
On June 30, 2011, the Company entered into an asset purchase agreement (the “SORBS Agreement”) with GFI Software Ltd., a British Virgin Islands corporation.
Under the terms of the SORBS agreement, the Company paid consideration of $200 for intellectual property and fixed assets with $40 being held in escrow to secure indemnification obligations. The acquisition related costs of $28 incurred by the Company was charged to operating expenses in the year ended December 31, 2011.

Of the total cash consideration paid, $120 was allocated to goodwill as the intellectual property purchased did not meet the criteria for purchase price allocations as set forth in ASC 805, Business Combinations, and $46 was recorded as fixed assets. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated Fair Value	Estimated Useful Life

Tangible assets acquired	$46	1 year
Liabilities assumed	—
Developed technology	34	2 years
Customer relationships	—
Vendor relationships	—
Goodwill	120	Indefinite
	$200

There were no acquisition related activities for the three or six months ended June 30, 2012.
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, “Intangibles—Goodwill and Other,” and performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified by the Company during the six months ended June 30, 2012.
Intangible assets consist of developed technology, customer relationships, vendor relationships, non-compete arrangements and trademarks and patents. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.
Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, typically ranging from 2 to 4 years.

Developed technology	4 years
Customer relationships	4 years
Vendor relationships	4 years

The goodwill activity and balances are presented below:

	June 30,	December 31,
	2012	2011
Opening balance	$18,557	$15,932
Add: Goodwill from acquisitions	—	2,625
Closing balance	$18,557	$18,557
The goodwill balance as of June 30, 2012 and December 31, 2011 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc (“Sigaba”), Everyone.net, Inc. (“EDN”), GFI Software Ltd., (Spam and Open Relay Blocking System or “SORBS”) and NextPage, Inc..
Intangible Assets
Intangible assets excluding goodwill, consisted of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,641	$(14,497)	$3,144	$17,641	$(12,378)	$5,263
Customer relationships	2,408	(1,975)	433	2,408	(1,685)	723
Vendor relationships	—	—	—	290	(290)	—
Non‑compete	106	(14)	92	106	(1)	105
Trademark and patents	98	(29)	69	98	—	98
	$20,253	$(16,515)	$3,738	$20,543	$(14,354)	$6,189
In the quarter ended March 31, 2011, the Company revised the useful life of the vendor relationship intangible asset. The Company fully depreciated this intangible asset given that it is no longer using the technology provided by this vendor. Accordingly, the entire remaining balance of $0.3 million was expensed.
Amortization expense of intangibles totaled $1,172 and $1,076 during the three months, and $2,451 and $2,344 during the six months ended June 30, 2012 and 2011, respectively.
Future estimated amortization costs of intangible assets as of June 30, 2012 are presented below:

Remainder of 2012	$825
2013	1,479
2014	725
2015	709
$3,738

4. Financial Instruments and Fair Value Measurements
The cost and fair value of the Company’s available-for-sale investments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$6,978	$—	$—	$6,978
Money market funds	37,180	—	—	37,180
Commercial paper	1,999	—	—	1,999
Total	$46,157	$—	$—	$46,157

Short term investments:
Corporate debt securities	$25,187	$1	$(12)	$25,176
Commercial paper	7,983	—	—	7,983
Certificates of deposit	2,038	—	—	2,038
	$35,208	$1	$(12)	$35,197

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$2,917	$—	$—	$2,917
Money market funds	6,850	—	—	6,850
Total	$9,767	$—	$—	$9,767

Short term investments:
Corporate debt securities	$2,650	$—	$(3)	$2,647
Commercial paper	300	—	—	300
Total	$2,950	$—	$(3)	$2,947

As of June 30, 2012 and December 31, 2011, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
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
The fair value hierarchy prioritizes the inputs into three broad levels:

•	Level 1: Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company’s Level 1 assets generally consist of money market funds.

•
Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets and liabilities generally consist of corporate bonds and agency debt securities, commercial paper, and certificates of deposit.

•
Level 3: Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company’s Level 3 liabilities have historically consisted of the Series B preferred stock warrants, which were exercised during the year ended December 31, 2011.
The following tables summarize, for each category of assets or liabilities, the respective fair value as of June 30, 2012 and December 31, 2011 and the classification by level of input within the fair value hierarchy.

	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$37,180	$37,180	$—	$—
Commercial paper	1,999	—	1,999	—
Short-term investments:
Corporate debt securities	25,176	—	25,176	—
Commercial paper	7,983	—	7,983	—
Certificates of deposit	2,038	—	2,038	—
Total financial assets	$74,376	$37,180	$37,196	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,850	$6,850	$—	$—
Short-term investments:
Corporate debt securities	2,647	—	2,647	—
Commercial paper	300	—	300	—
Total financial assets	$9,797	$6,850	$2,947	$—

5. Commitments and Contingencies
Operating Leases

The Company leases certain of its facilities under noncancelable operating leases with various expiration dates through May 2017.
Rent expense was $381 and $374 for the three months and $771 and $696 for the six months ended June 30, 2012 and 2011, respectively.
Capital Leases
The Company acquired capital leases as part of the EDN acquisition. The leases were secured by fixed assets primarily used in a data center. The leases have various expiration dates through October 2012. The interest rates range from 2.9% to 9.7%.
At June 30, 2012, future annual minimum lease payments under noncancelable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2012 remainder	$11	$2,686
2013	—	3,052
2014	—	1,064
2015	—	608
Total minimum lease payments	11	$7,410
Less: Amount representing interest	(3)
Present value of capital lease obligations	8
Less: Current portion	(8)
Long-term portion of capital lease obligations	$—
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
The Company determined that subsequent to its acquisition of Fortiva, Inc., a Canadian company, in August 2008, it shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, required either a one-time product review or application for an encryption registration number in lieu of such product review. The Company has made voluntary submissions to the United States Commerce Department’s Bureau of Industry and Security (BIS) to report this potential violation. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.
As part of a pre-IPO due diligence review, the Company discovered a potential export violation involving the provision of web-based, email communication services through its Everyone.net service, which the Company acquired in October 2009. The Company’s records indicate that there were two end-users who may have, for a portion of their respective service periods, been located in Iran, a United States designated state sponsor of terrorism. The Company’s internal investigation has progressed and the Company has found that the issues identified are specific to the acquired Everyone.net system, which has a separate customer database and billing system from that of Proofpoint’s main businesses. The Company does not have any indication that these services were utilized by the Iranian government. The accounts of both end-users were terminated in 2010 and accounted for approximately $15 in payments to us in 2009 and $6 in payments to us in 2010. Although the Company has ceased providing the service, the Company has made voluntary submissions to the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, to report this potential violation. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.
6. Debt
Equipment Financing Loans
The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances are equal to prime rate plus 0.50%. As of June 30, 2012, the interest on the advances was 4.50%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at June 30, 2012 were $4,788. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of June 30, 2012, the Company was in compliance with the financial covenant.
The Company had a previous equipment loan arrangement with Silicon Valley Bank for $2,000. The loan bore interest at an annual rate of 8.75%. The maturity date was 36 months after the funding date. Borrowings outstanding under the equipment loan at June 30, 2011 were $0, as the loan was completely repaid and closed in June 2011. Equipment financed under this loan arrangement was collateralized by the respective assets underlying each specific draw down. This loan required the Company to maintain a tangible net worth greater than $18,000 and during the term of the loan, the Company was in compliance with the financial covenant.
Interest expense was $57 and $1 for the three months ended, and $109 and $2 for the six months ended June 30, 2012 and 2011, respectively.
At June 30, 2012, the remaining repayment commitments related to the equipment loans are as follows:

2012 remainder	$820
2013	1,642
2014	1,642
2015	684
2016	—
$4,788

7. Stockholders’ Equity
Initial Public Offering
In April 2012, the Company completed its initial public offering of its common stock to the public (“IPO”) whereby 5,859 shares of common stock sold by the Company (inclusive of 729 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters) and 1,370 shares of common stock sold by the selling shareholders (inclusive of 171 shares of common stock from the partial exercise of the overallotment option granted to the underwriters). The public offering price of the shares sold in the offering was $13.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholder. The total gross proceeds from the offering to the Company were $76.2 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $68.3 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 19,567 shares of common stock. As a result, following the IPO, the Company has two classes of authorized stock: Common stock and Preferred stock.
As of June 30, 2012, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share.
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
The following table presents the shares authorized and issued and outstanding as of the dates presented (in thousands, except share data):

	As of June 30, 2012		As of December 31, 2011
	Shares		Shares		Liquidation
	Authorized	Outstanding	Authorized	Outstanding	Amount
Convertible preferred stock Series A	—	—	7,400	7,400	7,400
Convertible preferred stock Series B	—	—	7,109	7,080	9,062
Convertible preferred Series C	—	—	8,307	8,307	20,020
Convertible preferred Series D	—	—	665	665	2,001
Convertible preferred Series E	—	—	5,743	5,743	20,001
Convertible preferred Series F	—	—	10,200	9,747	51,854
Common Stock	200,000	31,795	71,400	4,961	—
Undesignated preferred stock	5,000	—	—	—	—
	205,000	31,795	110,824	43,903	110,338

Number of shares of common stock reserved for future issuance was as follows:

	As of June 30,	As of December 31,
	2012	2011
Options available for future grant under the stock plans	5,180	364
Options outstanding under stock option plans	10,194	10,705
Shares available for future issuance under ESPP	745	—
Conversion of convertible preferred stock	—	39,134
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	23	25
Total shares reserved	16,142	50,228
Stock Option Plan
On March 30, 2012, the Board of Directors and the Company’s shareholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which become effective on the first day that the Company's common stock is publicly traded. The Company has two equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”) and the 2012 Equity Incentive Plan. In April 2012, the Company terminated the 2002 Plan and provided that no further stock awards were to be granted under the 2002 Plan and adopted the 2012 Plan as a continuation of and successor to the 2002 Plan. Upon the IPO, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases were assumed by the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. All outstanding stock awards under the 2002 and 2012 Plans will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights ("SARs"), restricted stock units (“RSUs”), and performance shares. The Plans also allow direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Under the Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. 20,316 shares of common stock are reserved for issuance to eligible participants, under the 2002 and 2012 Plans. As of June 30, 2012, 5,180 shares were available for future grant. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter. The number of shares available for grant and issuance under the 2012 Equity Plan will be increased automatically on January 1 of each of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s shareholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which become effective on the first day that the Company's common stock is publicly traded. A total of 745 shares of the Company's common stock are initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2012 there remains 745 shares of the Company's common stock available for future issuance under the ESPP.

Activity under the Plan was as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2011	10,705	$3.83	6.77	$44,466
Options granted	1,328	9.13
Options exercised	(1,407)	1.26
Options forfeited and canceled	(432)	5.49
Balance at June 30, 2012	10,194	$4.80	7.39	$123,846
The total intrinsic value of options exercised was $9,783 and $1,505, for the six months ended June 30, 2012, and for the year ended December 31, 2011 respectively. Total cash proceeds from such option exercises were $1,780 and $1,198 for the six months ended June 30, 2012, and for the year ended December 31, 2011, respectively.
Restricted Stock Units
In December 2011, the Company assumed NextPage’s 2007 Stock Plan (the “2007 Plan”). Under the 2007 Plan, the Company assumed 23 RSUs, which remain subject to their original terms and conditions.
During the year ended December 31, 2011, the Company acquired NextPage, Inc. and assumed the RSUs granted to certain employees. The fair value of each unit is based on the fair value of the Company’s common stock on the date of assumption. A summary of the status of RSUs awarded and unvested under the stock option plans as of June 30, 2012 is presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2011	8	$7.98
Awards assumed	—	7.98
Awards vested	(4)	7.98
Awards forfeited	(1)	7.98
Awarded and unvested at June 30, 2012	3	$7.98
As of June 30, 2012, there was $22 of unamortized stock‑based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 0.62 years.
8. Stock‑Based Compensation
The Company recognized stock-based compensation expense under the Plan in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of subscription revenue	$109	$107	$238	$205
Cost of hardware and services revenue	15	6	26	13
Research and development	485	283	907	561
Sales and marketing	820	478	1,471	907
General and administrative	506	239	794	484
Total stock-based compensation expense	$1,935	$1,113	$3,436	$2,170
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
Prior to the Company's IPO, the Board of Directors, in good faith, determined the fair market values of the Company's common stock, based on the best information available to the Board and the Company's management at the time of grant. The Company performed its analysis in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation. The procedures performed to determine the fair value of the Company's common stock was based on a probability‑weighted expected return method to estimate the aggregate equity value of the Company.
The weighted average fair value of stock options granted to employees was $11.11 and $5.48 during the three months ended, and $9.13 and $5.47 during the six months ended June 30, 2012 and 2011, respectively. The fair values were estimated on the grant dates using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Expected life (in years)	6.08	6.08	6.08	6.08
Volatility	59%	59%	59-60%	59-60%
Risk-free interest rate	1.02%	2.2%	1.0-1.2%	2.2-2.5%
Dividend yield	—%	—%	—%	—%
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

As of June 30, 2012, the Company had unamortized stock‑based compensation expense of $13,756 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.84 years.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months ended June 30, 2012
Expected volatility	51%
Risk-free interest rate	0.13%
Dividend yield	—%
Expected life (in years)	0.53
As of June 30, 2012, we expect to recognize $337 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.34 years.

9. Net Loss per Share
Basic net loss per share of common stock is calculated by dividing the net loss by the weighted‑average number of shares of common stock outstanding for the period. The weighted‑average number of shares of common stock used to calculate our basic net loss per share of common stock excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted‑average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(5,518)	$(4,318)	$(10,271)	$(9,403)
Denominator:
Weighted average number of common shares used in computing basic and diluted net loss per share	26,195	3,909	15,907	3,871
Net loss per common share
Basic and diluted net loss per share	$(0.21)	$(1.10)	$(0.65)	$(2.43)
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2012	2011
Convertible preferred stock (as converted)	—	19,543
Stock options to purchase common stock	10,194	10,117
Common stock subject to repurchase	7	3
Convertible preferred stock warrants	0	78
Common stock warrants	0	2
Total	10,201	29,743

10. Segment Reporting
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenue:
United States	$21,241	$15,743	$41,306	$30,483
Rest of World	4,702	4,137	9,256	8,178
Total revenue	$25,943	$19,880	$50,562	$38,661

	Six Months Ended June 30,	Year Ended December 31,
	2012	2011
Long-lived assets:
United States	$5,582	$5,198
Rest of World	1,890	2,155
Total long‑lived assets	$7,472	$7,353
11. Income Taxes
The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
Income tax expense for the three months and six months ended June 30, 2012 was $232 and $311 on pre-tax losses of $5,286 and $9,960, respectively. Income tax expense for the three months and six months ended June 30, 2011 was $30 and $136 on pre-tax losses of $4,288 and $9,267, respectively. As of June 30, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and certain foreign jurisdictions whereby pre-tax losses in these jurisdictions do not result in the recognition of corresponding income tax benefits.
Our effective tax rate for the six months ended June 30, 2012 increased to 3.1% from 1.5% for the same prior year period. The current period's effective tax rate was negatively impacted by an increase in interest and penalties as a result of the completion of a transfer pricing analysis that occurred in the three months ended June 30, 2012.
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

As of June 30, 2012, our gross uncertain tax benefits totaled $2,493, excluding related accrued interest and penalties of $174. As of June 30, 2012, $252 of our uncertain tax benefits, including related accrued interest and penalties, would affect our effective tax rate if recognized. During the three and six months ended June 30, 2012, our gross uncertain tax benefits decreased $220 and $33, respectively relating to tax positions taken in the current period. The decrease during the current quarter is mainly comprised of a $30 decrease for tax positions taken in the current period and a $189 decrease for tax positions taken in prior periods.
We are not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction. We believe we have recorded all appropriate provisions for all jurisdictions and open years. However, we can give no assurance that taxing authorities will not propose adjustments that increase our tax liabilities.

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

•
In 2012, we introduced Proofpoint Enterprise Governance, an information governance solution that provides organizations the ability to monitor and apply governance policies to unstructured information across the enterprise. We also introduced Proofpoint Targeted Attack Protection, a solution that stops targeted attacks by combining previously disparate email security, Web security and malware analysis technologies into a single comprehensive cloud-based defense.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our security-as-a-service platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our security-as-a-service platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, as evidenced by the fact that these sales consistently represent 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 87% of total revenue in 2009, to 95% for the first half of fiscal 2012.
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
Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. In some cases, we provide a hardware appliance to those customers that elect to host elements of our solution behind their firewall. Increasing adoption of virtualization in the data center has led to a decline in the sales of our hardware appliances and a shift towards our software‑based virtual appliances, which are delivered as a download via the Internet. Our hardware and services offerings carry lower margins and are provided as a courtesy to our customers. The revenue derived from these offerings has declined from 11.2% and 12.7% of total revenue in the three and six months ended June 30, 2011 to 4.6% and 5.0% of total revenue in the three and six months ended June 30, 2012. We view this trend as favorable to our business and expect the overall proportion of total revenue derived from these offerings to continue to gradually decline.
The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Customers from outside of the United States represented 18.1% and 18.3% for the three and six months ended June 30, 2012 and 20.8% and 21.2% of total revenue for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, we had in excess of 2,400 customers around the world, including 28 of the Fortune 100. There was one partner that accounted for more than 10% of our total revenue in the three and six months ended June 30, 2012, although the partner sold to a number of end user customers. There were no single partners or customers that accounted for more than 10% of our total revenue in the three and six months ended June 30, 2011.
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
As part of maintaining our security-as-a-service platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud‑based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers’ experience over time while also lowering our costs to deliver the service, as evidenced by our improvements in gross profit over the past three years. Our security-as-a-service platform is a shared infrastructure that is used by all of our greater than 2,400 customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.
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
While the majority of our current and prospective customers run their email systems on premise, we believe that there is a trend for large and mid‑sized enterprises to migrate these systems to the cloud. While our current revenue derived from customers using cloud‑based email systems continues to grow as a percentage of our total revenue, many of these cloud‑based email solutions offer some form of threat protection and governance services, potentially mitigating the need for customers to buy these capabilities from third parties such as ourselves. We believe that we can continue to provide security, archiving, governance, and discovery solutions that are differentiated from the services offered by cloud‑based email providers, and as such our platform will continue to be viewed as valuable to enterprises once they have migrated their email services to the cloud, enabling us to continue to derive revenue from this new trend toward cloud‑based email deployment models.
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
With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 20 to 25 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. Accordingly, when comparing the six months ended June 30, 2012 with the same period in 2011, our cash flow related to operating activities improved by $0.5 million, respectively while our operating loss improved by only $0.3 million. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.
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

Key Metrics
We regularly review a number of metrics, including the following key metrics presented in the unaudited table below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Many of these key metrics, such as adjusted subscription gross profit, billings and adjusted EBITDA, are non-GAAP measures. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net loss prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Total revenue	$25,943	$19,880	$50,562	$38,661
Growth	30%	29%	31%	28%
Subscription revenue	$24,750	$17,663	$48,019	$33,740
Growth	40%	30%	42%	27%
Adjusted subscription gross profit	$18,642	$12,904	$35,982	$24,188
% of subscription revenue	75%	73%	75%	72%
Billings	$26,346	$21,578	$50,228	$40,730
Growth	22%	20%	23%	17%
Adjusted EBITDA	$(926)	$(1,296)	$(1,710)	$(3,336)
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

The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Subscription revenue	$24,750	$17,663	$48,019	$33,740
Cost of subscription revenue	7,236	5,801	14,447	11,617
Subscription gross profit	17,514	11,862	33,572	22,123
Add back:
Stock‑based compensation	109	107	238	205
Amortization of intangible assets	1,019	935	2,119	1,860
Adjusted subscription gross profit	$18,642	$12,904	$35,929	$24,188
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

The following unaudited table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Total revenue	$25,943	$19,880	$50,562	$38,661
Deferred revenue
Ending	75,906	71,170	75,906	71,170
Beginning	75,503	69,472	76,240	69,101
Net change	403	1,698	(334)	2,069
Billings	$26,346	$21,578	$50,228	$40,730

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
The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net loss	$(5,518)	$(4,318)	$(10,271)	$(9,403)
Depreciation	1,032	757	2,048	1,444
Amortization of intangible assets	1,172	1,076	2,451	2,344
Interest expense, net	43	112	103	188
Provision for income taxes	232	30	311	136
EBITDA	$(3,039)	$(2,343)	$(5,358)	$(5,291)
Stock‑based compensation expense	1,935	1,113	3,436	2,170
Acquisition‑related expense	—	28	3	28
Other income	(10)	(78)	(11)	(138)
Other expense	188	(16)	220	(105)
Adjusted EBITDA	$(926)	$(1,296)	$(1,710)	$(3,336)

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
We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred revenue, stock-based compensation and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our Prospectus dated April 19, 2012 (the "Prospectus"), filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Securities Act”), as amended, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Prospectus for the year ended December 31, 2011.
Components of Our Results of Operations
Revenue
We derive our revenue primarily through the license of various solutions and services on our security-as-a-service platform on a subscription basis, supplemented by the sales of training, professional services and hardware depending upon our customers’ requirements.
Subscription. We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract (as more fully described in the Prospectus under "-Management's Discussion and Analysis of Financial Condition and Results of Operations"). We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 89% and 87% of total revenue in the three and six months ended June 30, 2011, respectively, compared to 95% for both the three and six months ended June 30, 2012, respectively.
Hardware and services. We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. Effective January 1, 2011, we adopted the revenue recognition guidance of Accounting Standards Update (ASU) 2009-13 and ASU 2009-14, which mandate that our revenue derived from the sale of hardware be recognized at the time of shipment. Prior to the adoption of this new accounting guidance, hardware revenue was recognized ratably over the duration of the contract. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. The revenue derived from these hardware and services offerings has declined from 11% and 13% of total revenue in the three and six months ended June 30, 2011, respectively, to 5% of total revenue for both the three and six months ended June 30, 2012, respectively. We view this trend as favorable to our business and expect the overall proportion of revenue derived from these offerings to generally remain below 10% of our total revenue.

Total Cost of Revenue
Our cost of revenues consist of cost of subscription revenue and cost of hardware and services revenue. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, data center costs and hardware costs are the most significant components of our cost of revenues. As a result of headcount growth, cost of revenues have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, consisting of salaries, benefits, bonuses, and stock‑based compensation, for employees who provide support services to our customers and operate our data centers. Employee compensation expenses increased within our operations and customer support organization from June 30, 2011 to June 30, 2012, due to increased headcount. Other costs include fees paid to contractors who supplement our support and data center personnel; expenses related to the use of third‑party data centers in both the United States and internationally; depreciation of data center equipment; amortization of licensing fees and royalties paid for the use of third‑party technology; amortization of capitalized research and development costs; and the amortization of intangible assets related to prior acquisitions. Growth in subscription revenue generally consumes production resources, requiring us to gradually increase our cost of subscription revenue in absolute dollars as we expand our investment in data center equipment, the third party data center space required to house this equipment, and the personnel needed to manage this higher level of activity. However, our cost of subscription revenue has declined in recent periods as a percentage of its associated revenue as we have replaced third‑party licensed technology with our proprietary technology, and we expect the benefit of these initiatives to continue in future periods.
Cost of Hardware and Services Revenue. Cost of hardware and services revenue includes personnel costs for employees who provide training and professional services to our customers as well as the cost of server hardware shipped to our customers that we procure from third parties and configure with our software solutions. We experienced growth in our manufacturing, training and professional services organization resulting in increased headcount from June 30, 2011 to June 30, 2012. Effective January 1, 2011, in conjunction with the adoption of the new revenue recognition guidance, the cost of hardware is expensed at the time of shipment. Prior to the adoption of this new guidance, these hardware costs were recognized ratably over the duration of the contract with which they were sold. Our cost of hardware and services as a percentage of its associated revenue has been relatively consistent from period to period in the past. With the adoption of our new accounting guidance we expect that it may gradually increase as a percentage of hardware and services revenue in future periods, as the remaining deferred costs are amortized over remaining contract terms.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, are the most significant component of our operating expenses. As a result of headcount growth, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.
Research and Development. Research and development expenses include personnel costs, consulting services and depreciation. As a result of our ongoing investment in solutions developed internally as well as those added through acquisitions, our research and development headcount has increased from June 30, 2011 to June 30, 2012. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, for software developed for internal use on behalf of our customers, we have capitalized costs of approximately $0.3 million, all of which was incurred during 2011, and will be amortized as cost of subscription revenue over a two‑year period. Based on our current plans, we expect to capitalize a similar portion of our development costs in the future. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and other costs including travel and entertainment, marketing and promotional events, public relations and marketing activities. All of these costs are expensed as incurred, including sales commissions. These costs also include amortization of intangible assets as a result of our past acquisitions. Reflecting our continued investment in growing our sales and marketing operations, both domestically and internationally, headcount increases were reflected in higher compensation expense from June 30, 2011 compared to June 30, 2012. Our sales personnel are typically not immediately productive, and therefore the increase in sales and marketing expenses we incur when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term if these new sales people fail to become productive. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue will affect our future financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and be among the most significant components of our operating expenses.
General and Administrative. General and administrative expenses include personnel costs, consulting services, audit fees, tax services, legal expenses and other general corporate items. As a result of our operational growth transitioning from a non-public to public company, headcount increases were noted within our general and administrative organization from June 30, 2011 to June 30, 2012. We expect our general and administrative expenses to increase in future periods as we continue to expand our operations, hire additional personnel and continue to transition from being a private company to a public company.
Total Other Income (Expense), Net
Total other income (expense), net, consists of interest income (expense), net and other income (expense), net. Interest income (expense), net, consists primarily of interest income earned on our cash, cash equivalents and short term investments offset by the interest expense for our capital lease payments and borrowings under our equipment loans. Other income (expense), net, consists primarily of the net effect of foreign currency transaction gain or loss.
Provision for Income Taxes
The provision for income taxes is related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. An analysis was conducted to determine whether an ownership change had occurred since inception. The analysis indicated that although an ownership change occurred in a prior year, the net operating losses and research and development credits would not expire before utilization. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$24,750	95%	$17,663	89%	$48,019	95%	$33,740	87%
Hardware and services	1,193	5	2,217	11	2,543	5	4,921	13
Total revenue	25,943	100	19,880	100	50,562	100	38,661	100
Cost of revenue:
Subscription	7,236	28	5,801	29	14,447	29	11,617	30
Hardware and services	1,134	4	1,530	8	2,303	4	3,113	8
Total cost of revenue	8,370	32	7,331	37	16,750	33	14,730	38
Gross profit	17,573	68	12,549	63	33,812	67	23,931	62
Operating expense:
Research and development	6,224	24	4,881	25	12,105	24	9,822	25
Sales and marketing	13,450	52	9,846	50	25,625	51	19,291	50
General and administrative	2,964	11	2,092	10	5,730	11	4,140	11
Total operating expense	22,638	87	16,819	85	43,460	86	33,253	86
Operating loss	(5,065)	(19)	(4,270)	(22)	(9,648)	(19)	(9,322)	(24)
Interest expense, net	(43)	—	(112)	—	(103)	—	(188)	(1)
Other income (expense), net	(178)	(1)	94	—	(209)	—	243	1
Loss before provision for income taxes	(5,286)	(20)	(4,288)	(22)	(9,960)	(19)	(9,267)	(24)
Provision for income taxes	(232)	(1)	(30)	—	(311)	(1)	(136)	—
Net loss	$(5,518)	(21)%	$(4,318)	(22)%	$(10,271)	(20)%	$(9,403)	(24)%

Comparison of the Three and Six Months Ended June 30, 2012 and 2011
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$24,750	$17,663	40%	$48,019	$33,740	42%
Hardware and services	1,193	2,217	(46)	2,543	4,921	(48)
Total revenue	$25,943	$19,880	30%	$50,562	$38,661	31%
Subscription revenue for the three and six months ended June 30, 2012 increased by $7.1 million and $14.3 million, or 40% and 42%, respectively, compared to the corresponding periods in fiscal 2011. For the three and six months ended June 30, 2012 respectively, these increases were primarily due to a $6.4 million and $12.9 million increase in revenue contributed from the United States and, to a lesser extent, for the same periods, a $0.7 million and $1.4 million increase from our international operations. These increases were due to our ongoing investment in sales and marketing resources, including net increases in sales and marketing personnel as of June 30, 2012 as compared to sales and marketing headcount as of June 30, 2011, coupled with an ongoing improvement in economic conditions in the United States, resulting in improved demand for our platform worldwide. We believe that the fundamental shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT led to the increase in demand for data protection and governance solutions.
Hardware and services revenue for the three months and six months ended June 30, 2012 decreased $1.0 million and $2.4 million, or 46% and 48%, respectively, compared to the corresponding periods in fiscal 2011. For the three and six months ended June 30, 2012 respectively, these decreases were primarily from the United States, contributing $0.9 million and $2.1 million of this decrease and international business accounting for $0.1 million and $0.3 million, respectively. These decreases were primarily attributable to a decrease in hardware sales, the timing of hardware and services deferred revenue recognition as well as our adoption of new revenue recognition guidance (as more fully described in the Prospectus under "-Management's Discussion and Analysis of Financial Condition and Results of Operations”) effective January 1, 2011 under which revenue from sales of hardware appliances began to be recognized when sold.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$7,236	$5,801	25%	$14,447	$11,617	24%
Hardware and services	1,134	1,530	(26)	2,303	3,113	(26)
Total cost of revenue	$8,370	$7,331	14%	$16,750	$14,730	14%
Cost of subscription revenue for the three and six months ended June 30, 2012 increased $1.4 million and $2.8 million, or 25% and 24%, respectively, compared to the corresponding period in fiscal 2011. For the three and six months ended June 30, 2012 respectively, these increases in cost of subscription revenue were primarily due to an increase in operations related expense of $0.8 million and $1.7 million, related to increases in headcount and Nextpage related acquisition expense. The increases were also due to a $0.4 million and $0.8 million respective increase in data center costs due to ongoing growth in usage by new and existing customers, and an increase in customer support service expense of $0.3 million and $0.6 million, respectively. These increases were offset by a respective decrease in royalty expense by $0.1 million and $0.3 million, due to replacement of third-party licensed technology, as well as improved economic terms associated with other ongoing license agreements.
Cost of hardware and service revenue for the three and six months ended June 30, 2012 decreased $0.4 million and $0.8 million, respectively, or 26%, compared to both corresponding periods in fiscal 2011. These decreases were primarily due to the adoption of the new revenue recognition guidance effective January 1, 2011 under which costs from sales of hardware appliances are now recognized when the associated hardware revenue is recognized. Accordingly, $0.4 million and $0.8 million, respectively, of this cost decrease was a result of the change in revenue recognition guidance. The remaining decrease during the respective three and six month periods was due to a reduction in appliance costs of $0.1 and $0.2 million, respectively, related to a reduction in hardware revenue, offset by an increase in cost of professional services headcount related expense of $0.1 for both respective periods.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Research and development	$6,224	$4,881	28%	$12,105	$9,822	23%
Percent of total revenue	24%	25%		24%	25%
Research and development expenses respectively increased $1.3 million and $2.3 million, or 28% and 23%, for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. This change was primarily due to increased personnel costs as a result of headcount increases during the three and six months ended June 30, 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Sales and marketing	$13,450	$9,846	37%	$25,625	$19,291	33%
Percent of total revenue	52%	50%		51%	50%
Sales and marketing expenses respectively increased $3.6 million and $6.3 million, or 37% and 33%, for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011. Headcount increases during the three and six months ended June 30, 2012, on a worldwide basis, resulted in increased employee compensation related expenses of $ 2.4 million and $4.1 million, increased travel expenses of $0.2 and $0.5 million, over the respective three and six month comparative periods. Additionally, as our business has grown, commission expense has continued to increase. Marketing program spending increased $0.3 million and $0.5 million over the respective three and six month comparative periods, as a result of our continued investment in lead generation programs, trade shows and our corporate branding programs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
General and administrative	$2,964	$2,092	42%	$5,730	$4,140	38%
Percent of total revenue	11%	10%		11%	11%
General and administrative expenses increased $0.9 million and $1.6 million, or 42% and 38%, for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. This change was primarily due to an increase in net headcount resulting in increased personnel costs of $0.9 million and $1.4 million, over the respective three and six month comparative periods, as we continue to fill additional roles in our transition to being a public company.
Total Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Total other income (expense), net	$(178)	$94	(289%)	$(209)	$243	(186)%
Total other income (expense), net decreased $0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, respectively. The change was primarily due to foreign currency translation adjustments.
Liquidity and Capital Resources
Since our inception, we have relied principally on sales of our preferred stock to fund our operating activities. To date, we have raised $92.8 million from the sale of preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in April and May 2012, we raised net proceeds of $68.3 million in our initial public offering including proceeds from the underwriters' partial exercise of their over-allotment option.
We entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances are equal to prime rate plus 0.50%. As of June 30, 2012, the interest rate on the advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and no longer have the ability to draw on this equipment line. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at June 30, 2012 were $4.8 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness. As of June 30, 2012, we were in compliance with this financial covenant. See the notes to our condensed consolidated financial statements for a description of our prior equipment loan.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$1,110	$623
Net cash used in investing activities	(34,702)	(6,966)
Net cash provided by financing activities	69,982	2,008
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
We generated $1.1 million of cash from operating activities in the six months ended June 30, 2012. This generation of cash was the result of a net loss of $10.3 million, offset by non-cash expenditures of $7.9 million, which included depreciation, amortization and stock‑based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash generated from operations was further due to a decrease in deferred revenue of $0.3 million related to timing of deferred revenue recognition. Additional fund contributions were due to the net change in certain working capital items, most notably a decrease in accounts receivable of $3.6 million due to strong collection efforts during the quarter, a decrease in deferred product costs of $0.8 million as a result of increased sales activity, an increase in accrued liabilities of $0.8 million related to timing of accrued payables, an increase of $0.3 million in prepaid expenses and other current assets, and a decrease in accounts payable of $1.3 million related to timing of accrued payables paid during the period.
Cash generated from operating activities in the six months ended June 30, 2011 of $0.6 million was the result of a net loss of $9.4 million, offset by non-cash expenditures of $6.0 million, which included depreciation, amortization and stock‑based compensation expense, due to headcount growth and investment in the business. This was further offset by an increase in deferred revenue of $2.1 million and a decrease in deferred product costs of $1.7 million as a result of our increased sales activity. Additional contributions were due to net change in working capital items, most notably a decrease in accounts receivable of $1.0 million due to strong collection efforts and timing of increased sales, an increase of $0.5 in prepaid expenses and other current assets, and net decrease in accounts payable and accrued liabilities of $0.6 million, related to timing of inventory, data center obligations, and employee compensation accruals.
Net Cash Flows Provided by (Used in) Investing Activities
Our primary investing activities have consisted of capital expenditures in support of expanding our infrastructure and workforce and the purchase and sale of short‑term investments. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

We used $34.7 million of cash in investing activities during the six months ended June 30, 2012. This was primarily due to purchases of short term investments of $35.2 million with proceeds generated from our initial public offering, offset by net proceeds of $2.9 million from sales and maturities of short-term investments. In addition, we used $2.4 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture.
Investing activities in the six months ended June 30, 2011 resulted in use of proceeds of $7.0 million. This was primarily from net purchase of $4.7 million in short‑term investments, offset by $2.1 million of equipment purchases used for infrastructure expansion and other fixed assets.
Net Cash Flows Provided by (Used in) Financing Activities
Cash provided by financing activities in the six months ended June 30, 2012 was $70.0 million. This was primarily related to proceeds from our initial public offering, net of offering costs of $68.4 million. Contributions also included $1.8 million of proceeds from the exercise of stock options partially offset by $0.2 million in repayments under our equipment financing loans.
Cash provided by financing activities in the six months ended June 30, 2011 was $2.0 million. This was primarily related to proceeds from equipment financing loans of $1.7 million. Further contributions to cash provided consisted of $0.4 million of proceeds from the exercise of stock options offset by repayments under our equipment financing loans of $0.1 million.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and short term investments primarily consist of money market funds, commercial paper, corporate debt securities and a certificate of deposit. As of June 30, 2012, we had cash, cash equivalents, and short‑term investments of $81.4 million. The carrying amount of our cash, cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
As of June 30, 2012 we had borrowings outstanding with principal amounts of $4.8 million. Our outstanding long-

term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 2.9% to 9.7%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates at June 30, 2012 would result in an insignificant impact to interest expense for 2012.
Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the statement of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction gains (losses) included in determining net loss were ($0.2) million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. Transaction gains and losses are included in other income (expense), net.
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
We have incurred net losses in every year since our inception, including net losses of $20.1 million and $10.3 million in 2011 and the six months ended June 30, 2012, respectively. As a result, we had an accumulated deficit of $172.4 million as of June 30, 2012. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 415 as of June 30, 2012. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of June 30, 2012, we had $22.3 million in goodwill and intangible assets recorded on our consolidated balance sheet. We may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.1 million on our consolidated balance sheet as of June 30, 2012 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with certain of the requirements of the Sarbanes‑Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the NASDAQ Global Market, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We had 31,833,321 shares of our common stock outstanding as of August 1, 2012. Approximately 23,666,811 shares are currently restricted as a result of market stand-off agreements and will become sellable on October 17, 2012, subject to extension in some circumstances. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2012, prior to our initial public offering and post public offering, we granted stock options to purchase 464,436 and 25,425 shares of our common stock, respectively, at a weighted average price of $11.00 and $13.10 per share, respectively, to our employees under our 2002 Stock Option/Issuance Plan and 2012 Equity Incentive Plan. During said periods, we issued and sold an aggregate of 32,681 and 14,859 shares of our common stock, respectively, to employees and former employees at a weighted-average exercise price of approximately $4.09 and $4.97 per share, respectively, pursuant to exercises of options granted under our 2002 Stock Option/Issuance Plan and 2012 Equity Incentive Plan.
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
Use of Proceeds from Public Offering of Common Stock
The Form S-1 Registration Statement (Registration No. 333-178479) relating to our IPO was declared effective by the SEC on April 19, 2012, and the offering commenced the following day. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. acted as book running managers for the offering, and RBC Capital Markets, LLC, Pacific Crest Securities LLC and First Analysis Securities Corporation acted as co-managers of the offering. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $68.3 million. Of the net proceeds, as of June 30, 2012, $0.3 million has been used for capital expenditures. At June 30, 2012, the remainder of the net proceeds were invested in short-term, interest-bearing investment grade securities. We expect that our use of the net proceeds from the initial public offering will conform to the intended use of proceeds and there has been no material change in the planned use of proceeds as described in our initial public offering prospectus dated April 19, 2012.
Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

•	Underwriting discounts and commissions — $5,332,750

•	Other expenses — approximately $2,544,192

•	Total expenses — approximately $7,876,942
The other expenses and total expenses provided above are actual. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to affiliates. None of such payments were direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $68.3 million.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 8, 2012.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)