Form 10-Q
period 2012-09-30
PROOFPOINT INC
filed 2012-11-02
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of September 30, 2012: 31,887,245 shares.

PROOFPOINT, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2012

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$31,528	$9,767
Short-term investments	49,125	2,947
Accounts receivable, net	17,081	15,789
Inventory	898	729
Deferred product costs, current	1,298	1,803
Prepaid expenses and other current assets	3,690	2,556
Total current assets	103,620	33,591
Property and equipment, net	7,700	7,353
Deferred product costs, noncurrent	371	987
Goodwill	18,557	18,557
Intangible assets, net	3,325	6,189
Other noncurrent assets	253	1,275
Total assets	$133,826	$67,952
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,385	$3,504
Accrued liabilities	11,568	10,061
Notes payable and lease obligations	1,658	467
Deferred rent	839	517
Deferred revenue	54,170	52,836
Total current liabilities	72,620	67,385
Notes payable and lease obligations, noncurrent	2,767	4,514
Other long term liabilities, noncurrent	257	85
Deferred revenue, noncurrent	24,666	23,404
Total liabilities	100,310	95,388

Convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2012 and 39,424 shares authorized, 38,942 shares issued and outstanding at December 31, 2011, net of issuance costs and liquidation preference of $110,338	—	109,911
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2012; no shares authorized, issued and outstanding at December 31, 2011	—	—
Common stock, $0.0001 par value; 200,000 and 71,400 shares authorized at September 30, 2012 and December 31, 2011, respectively; 31,887 and 4,961 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3	1
Additional paid-in capital	210,484	24,773
Accumulated other comprehensive Income (loss)	10	(3)
Accumulated deficit	(176,981)	(162,118)
Total stockholders’ equity (deficit)	33,516	(137,347)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$133,826	$67,952
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscription	$25,991	$18,793	$74,010	$52,533
Hardware and services	1,093	1,693	3,636	6,614
Total revenue	27,084	20,486	77,646	59,147
Cost of revenue:(1)(2)
Subscription	6,967	5,936	21,414	17,553
Hardware and services	1,163	1,313	3,466	4,426
Total cost of revenue	8,130	7,249	24,880	21,979
Gross profit	18,954	13,237	52,766	37,168
Operating expense:(1)(2)
Research and development	6,262	4,594	18,367	14,416
Sales and marketing	14,126	10,779	39,751	30,070
General and administrative	3,141	2,043	8,871	6,184
Total operating expense	23,529	17,416	66,989	50,670
Operating loss	(4,575)	(4,179)	(14,223)	(13,502)
Interest expense, net	(7)	(70)	(110)	(258)
Other income (expense), net	109	(31)	(100)	212
Loss before provision for income taxes	(4,473)	(4,280)	(14,433)	(13,548)
Provision for income taxes	(119)	(33)	(430)	(169)
Net loss	$(4,592)	$(4,313)	$(14,863)	$(13,717)
Net loss per share, basic and diluted	$(0.14)	$(1.07)	$(0.70)	$(3.49)
Weighted average shares outstanding, basic and diluted	31,844	4,048	21,258	3,931
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$205	$76	$443	$281
Cost of hardware and services revenue	20	7	46	20
Research and development	502	307	1,409	868
Sales and marketing	830	511	2,301	1,418
General and administrative	390	220	1,184	704
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$333	$949	$2,452	$2,809
Research and development	8	—	23	—
Sales and marketing	72	142	389	625
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(4,592)	$(4,313)	$(14,863)	$(13,717)
Other comprehensive income, before tax and net of reclassification adjustments:
Unrealized gains (losses) on investments, net	22	(3)	13	(6)
Other comprehensive gain (loss), before tax	22	(3)	13	(6)
Tax benefit (provision) related to items of other comprehensive income	—	—	—	—
Other comprehensive gain (loss), net tax	22	(3)	13	(6)
Comprehensive loss	$(4,570)	$(4,316)	$(14,850)	$(13,723)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(14,863)	$(13,717)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,037	5,693
Stock‑based compensation	5,383	3,291
Change in fair value of warrant liability	—	(66)
Change in fair value of contingent earn-outs	—	208
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,292)	359
Inventory	(169)	122
Deferred products costs	1,121	2,360
Prepaid expenses and other current assets	(1,133)	(342)
Noncurrent assets	54	171
Accounts payable	1,099	(241)
Accrued liabilities	2,778	(1,553)
Deferred rent	321	228
Deferred revenue	2,596	3,158
Net cash provided by (used in) operating activities	$1,932	$(329)
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	$3,151	$721
Purchase of short-term investments	(49,316)	(5,082)
Purchase of property and equipment, net	(3,884)	(3,764)
Acquisitions of business (net of cash acquired)	—	(160)
Net cash used in investing activities	$(50,049)	$(8,285)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	$2,106	$866
Proceeds from initial public offering, net of offering costs	68,329	—
Proceeds of equipment financing loans	—	2,926
Repayments of equipment financing loans	(557)	(173)
Net cash provided by financing activities	$69,878	$3,619
Net increase (decrease) in cash and cash equivalents	21,761	(4,995)
Cash and cash equivalents
Beginning of period	9,767	12,087
End of period	$31,528	$7,092

Supplemental disclosure of cash flow information
Cash paid for interest	$177	$56
Cash paid for taxes	242	130
Supplemental disclosure of noncash investing and financing information
Issuance of Series B preferred stock upon net exercise of warrants	—	91
Unpaid initial public offering costs	34	—

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for other interim periods or for future years.
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

Foreign Currency Remeasurement and Transactions
The Company’s sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statement of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gains (losses) included in determining net loss were $109 and $(28) for the three months, and $(108) and $93 for the nine months ended September 30, 2012 and 2011, respectively.
Cash, Cash Equivalents and Short Term Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and certain types of commercial paper. Cash and cash equivalents were $31,528 and $9,767 as of September 30, 2012 and December 31, 2011, respectively. Short-term investments consist of readily marketable securities with remaining maturity of more than three months from the date of purchase and include certain types of commercial paper, corporate bonds, debt securities and certificates of deposit. Short-term investments were $49,125 and $2,947 as of September 30, 2012 and December 31, 2011, respectively, and all were classified as available-for-sale and were carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in “other income (expense), net.” Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method.
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
Delivery generally occurs when the hardware appliance is delivered to a common carrier freight on board shipping point by the Company or the hosted service has been activated and communicated to the customer accordingly. The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from the Company's standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become paid.
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through September 30, 2012, the Company has not experienced significant credit losses.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive income (loss) consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. For the Company’s first reporting period beginning after December 15, 2011, the Company adopted guidance issued by FASB amending the presentation of the Statement of Comprehensive Income. The amended guidance eliminates the current option to report other comprehensive income and its components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has implemented this guidance effective beginning with the quarter ended March 31, 2012.
2. Acquisitions
Spam and Open Relay Blocking System (“SORBS”)
On June 30, 2011, the Company entered into an asset purchase agreement (the “SORBS Agreement”) with GFI Software Ltd., a British Virgin Islands corporation.
Under the terms of the SORBS agreement, the Company paid consideration of $200 for intellectual property and fixed assets with $40 being held in escrow to secure indemnification obligations, which was released from escrow in September 2012. The acquisition related costs of $28 incurred by the Company was charged to operating expenses in the year ended December 31, 2011.
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
	$200

There were no acquisition related activities for the three or nine months ended September 30, 2012.
3. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, “Intangibles—Goodwill and Other,” and performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified to date by the Company during the nine months ended September 30, 2012.
Intangible assets consist of developed technology, customer relationships, vendor relationships, non-compete arrangements and trademarks and patents. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.
Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, typically ranging from two to four years.

Developed technology	4 years
Customer relationships	4 years
Vendor relationships	4 years

The goodwill activity and balances are presented below:

	September 30,	December 31,
	2012	2011
Opening balance	$18,557	$15,932
Add: Goodwill from acquisitions	—	2,625
Closing balance	$18,557	$18,557
The goodwill balance as of September 30, 2012 and December 31, 2011 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc (“Sigaba”), Everyone.net, Inc. (“EDN”), GFI Software Ltd., Spam and Open Relay Blocking System or (“SORBS”) and NextPage, Inc..
Intangible Assets
Intangible assets excluding goodwill, consisted of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,641	$(14,830)	$2,811	$17,641	$(12,378)	$5,263
Customer relationships	2,408	(2,042)	366	2,408	(1,685)	723
Vendor relationships	—	—	—	290	(290)	—
Non‑compete	106	(21)	85	106	(1)	105
Trademark and patents	98	(35)	63	98	—	98
	$20,253	$(16,928)	$3,325	$20,543	$(14,354)	$6,189
In the quarter ended March 31, 2011, the Company revised the useful life of the vendor relationship intangible asset. The Company fully depreciated this intangible asset given that it is no longer using the technology provided by this vendor. Accordingly, the entire remaining balance of $0.3 million was expensed.
Amortization expense of intangibles totaled $413 and $1,091 during the three months, and $2,864 and $3,434 during the nine months ended September 30, 2012 and 2011, respectively.
Future estimated amortization costs of intangible assets as of September 30, 2012 are presented below:

Remainder of 2012	$412
2013	1,479
2014	725
2015	709
$3,325

4. Financial Instruments and Fair Value Measurements
The cost and fair value of the Company’s available-for-sale investments as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$9,920	$—	$—	$9,920
Money market funds	21,608	—	—	21,608
Commercial paper	—	—	—	—
Total	$31,528	$—	$—	$31,528

Short term investments:
Corporate debt securities	$29,118	$12	$(2)	$29,128
Commercial paper	17,978	—	—	17,978
Certificates of deposit	2,019	—	—	2,019
Total	$49,115	$12	$(2)	$49,125

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$2,917	$—	$—	$2,917
Money market funds	6,850	—	—	6,850
Total	$9,767	$—	$—	$9,767

Short term investments:
Corporate debt securities	$2,650	$—	$(3)	$2,647
Commercial paper	300	—	—	300
Total	$2,950	$—	$(3)	$2,947

As of September 30, 2012 and December 31, 2011, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
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

The Company’s Level 3 liabilities have historically consisted of the Series B preferred stock warrants, which were exercised during the year ended December 31, 2011 and the equipment financing loans.
The following tables summarize, for each category of assets or liabilities, the respective fair value as of September 30, 2012 and December 31, 2011 and the classification by level of input within the fair value hierarchy.

	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$21,608	$21,608	$—	$—
Commercial paper	—	—	—	—
Short-term investments:
Corporate debt securities	29,128	—	29,128	—
Commercial paper	17,978	—	17,978	—
Certificates of deposit	2,019	—	2,019	—
Total financial assets	$70,733	$21,608	$49,125	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,850	$6,850	$—	$—
Short-term investments:
Corporate debt securities	2,647	—	2,647	—
Commercial paper	300	—	300	—
Total financial assets	$9,797	$6,850	$2,947	$—

5. Commitments and Contingencies
Operating Leases
Thpropere Company leases certain of its facilities under noncancelable operating leases with various expiration dates through May 2017.
Rent expense was $393 and $388 for the three months and $1,165 and $1,084 for the nine months ended September 30, 2012 and 2011, respectively.
Capital Leases
The Company acquired capital leases as part of the EDN acquisition. The leases were secured by fixed assets primarily used in a data center. The leases have various expiration dates through October 2012. The interest rates range from 2.9% to 9.7%.
In July 2012, the Company entered into a lease agreement to lease certain office equipment with an expiration date in July 2015. The lease bears an annual interest rate of 4.5% and is secured by fixed assets used in the Company's corporate office location.
At September 30, 2012, future annual minimum lease payments under noncancelable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2012 remainder	$7	$1,369
2013	18	3,241
2014	18	1,064
2015	10	248
2016		253
2017		107
Total minimum lease payments	53	$6,282
Less: Amount representing interest	(4)
Present value of capital lease obligations	49
Less: Current portion	(18)
Long-term portion of capital lease obligations	$31
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
6. Debt
Equipment Financing Loans
The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.50%. As of September 30, 2012, the interest on the outstanding advances was 4.50%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at September 30, 2012 were $4,378. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of September 30, 2012, the Company was in compliance with the financial covenant.
The Company had a previous equipment loan arrangement with Silicon Valley Bank for $2,000. The loan bore interest at an annual rate of 8.75%. The maturity date was 36 months after the funding date. Borrowings outstanding under the equipment loan at September 30, 2011 were $0, as the loan was completely repaid and terminated in June 2011. Equipment financed under this loan arrangement was collateralized by the respective assets underlying each specific draw down. This loan required the Company to maintain a tangible net worth greater than $18,000 and during the term of the loan, the Company was in compliance with the financial covenant.
Interest expense was $53 and $20 for the three months ended, and $162 and $22 for the nine months ended September 30, 2012 and 2011, respectively.
At September 30, 2012, the remaining repayment commitments related to the equipment loans are as follows:

2012 remainder	$410
2013	1,642
2014	1,642
2015	684
2016	—
$4,378

7. Stockholders’ Equity
Initial Public Offering
In April 2012, the Company completed its initial public offering of its common stock to the public (“IPO”) whereby 5,859 shares of common stock sold by the Company (inclusive of 729 shares of common stock from the partial exercise of the overallotment option granted to the underwriters) and 1,370 shares of common stock sold by the selling shareholders (inclusive of 171 shares of common stock from the partial exercise of the overallotment option granted to the underwriters). The public offering price of the shares sold in the offering was $13.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $76.2 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $68.3 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 19,567 shares of common stock. As a result, following the IPO, the Company has two classes of authorized stock: Common stock and Preferred stock.
As of September 30, 2012, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share.
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
The following table presents the shares authorized and issued and outstanding as of the dates presented:

	As of September 30, 2012		As of December 31, 2011
	Shares		Shares		Liquidation
	Authorized	Outstanding	Authorized	Outstanding	Amount
Convertible preferred stock Series A	—	—	7,400	7,400	$7,400
Convertible preferred stock Series B	—	—	7,109	7,080	9,062
Convertible preferred Series C	—	—	8,307	8,307	20,020
Convertible preferred Series D	—	—	665	665	2,001
Convertible preferred Series E	—	—	5,743	5,743	20,001
Convertible preferred Series F	—	—	10,200	9,747	51,854
Common Stock	200,000	31,887	71,400	4,961	—
Undesignated preferred stock	5,000	—	—	—	—
	205,000	31,887	110,824	43,903	$110,338

Number of shares of common stock reserved for future issuance was as follows:

	As of September 30,	As of December 31,
	2012	2011
Options available for future grant under the stock plans	5,077	364
Options outstanding under stock option plans	10,205	10,705
Shares available for future issuance under ESPP	745	—
Conversion of convertible preferred stock	—	39,134
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	23	25
Total shares reserved	16,050	50,228
Stock Option Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has two equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”) and the 2012 Equity Incentive Plan. Upon the IPO, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. All outstanding stock awards under the 2002 and 2012 Plans will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights ("SARs"), restricted stock units (“RSUs”), and performance shares. The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Under the 2012 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. 20,316 shares of common stock are reserved for issuance to eligible participants, under the 2012 Plan. As of September 30, 2012, 5,077 shares were available for future grant. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock are initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2012, there were 745 shares of the Company's common stock available for future issuance under the ESPP.

Activity under the Plan was as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2011	10,705	$3.83	6.77	$44,466
Options granted	1,547	9.79
Options exercised	(1,500)	1.42
Options forfeited and canceled	(547)	5.82
Balance at September 30, 2012	10,205	$4.98	6.94	$100,748
The total intrinsic value of options exercised was $10,725 and $1,505, for the nine months ended September 30, 2012, and for the year ended December 31, 2011 respectively. Total cash proceeds from such option exercises were $2,125 and $1,198 for the nine months ended September 30, 2012, and for the year ended December 31, 2011, respectively.
Restricted Stock Units
During the year ended December 31, 2011, the Company acquired NextPage, Inc. and assumed NextPage's 2007 Stock Plan (the "2007 Plan") and the RSUs granted to certain employees. Under the 2007 Plan, the Company assumed 23 RSUs, which remain subject to their original terms and conditions.
The fair value of each unit is based on the fair value of the Company’s common stock on the date of assumption. A summary of the status of RSUs awarded and unvested under the stock option plans as of September 30, 2012 is presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2011	8	$7.98
Awards assumed	—	7.98
Awards vested	(5)	7.98
Awards forfeited	(1)	7.98
Awarded and unvested at September 30, 2012	2	$7.98
As of September 30, 2012, there was $12 of unamortized stock‑based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 0.45 years.

8. Stock‑Based Compensation
The Company recognized stock-based compensation expense under the Plan in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of subscription revenue	$205	$76	$443	$281
Cost of hardware and services revenue	20	7	46	20
Research and development	502	307	1,409	868
Sales and marketing	830	511	2,301	1,418
General and administrative	390	220	1,184	704
Total stock-based compensation expense	$1,947	$1,121	$5,383	$3,291
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
Prior to the Company's IPO, the Board of Directors, in good faith, determined the fair market values of the Company's common stock, based on the best information available to the Board and the Company's management at the time of grant. The Company performed its analysis in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation. The procedures performed to determine the fair value of the Company's common stock were based on a probability‑weighted expected return method to estimate the aggregate equity value of the Company.
The weighted average fair value of stock options granted to employees was $7.51 and $3.23 during the three months ended, and $5.39 and $3.14 during the nine months ended September 30, 2012 and 2011, respectively. The fair values were estimated on the grant dates using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Expected life (in years)	6.08	6.08	5.50-6.08	6.08
Volatility	59%	60%	59-60%	59-60%
Risk-free interest rate	1.0%	1.5%	1.0-1.2%	1.5-2.5%
Dividend yield	—%	—%	—%	—%
The estimate for expected life of options granted reflects the midpoint of the vesting term and the contractual life computed utilizing the simplified method as allowed by the SEC staff. The Company does not have significant historical share option exercise experience and hence considers the expected term assumption calculated using the simplified method to be reasonable. The stock volatility assumptions represent an estimate of the historical volatilities of the common stock of a group of publicly‑traded peer companies that operate in a similar industry. The estimate was determined based on the average historical volatilities of these peer companies. The risk-free interest rate used was the Federal Reserve Bank’s constant maturities interest rate commensurate with the expected life of the options in effect at the time of the grant. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. Expected forfeitures are estimated based on the Company’s historical experience.
The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and defined tax asset valuation allowances.
As of September 30, 2012, the Company had unamortized stock‑based compensation expense of $13,358 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.70 years.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Expected life (in years)	n/a	*	0.53	*
Volatility	n/a	*	51%	*
Risk-free interest rate	n/a	*	0.13%	*
Dividend yield	n/a	*	—%	*
* Employee participation in the ESPP did not begin until the second quarter of 2012.
As of September 30, 2012, the Company expects to recognize $85 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.08 years.

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
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(4,592)	$(4,313)	$(14,863)	$(13,717)
Denominator:
Weighted average number of common shares used in computing basic and diluted net loss per share	31,844	4,048	21,258	3,931
Net loss per common share
Basic and diluted net loss per share	$(0.14)	$(1.07)	$(0.70)	$(3.49)
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2012	2011
Convertible preferred stock (as converted)	—	19,567
Stock options to purchase common stock	10,205	10,113
Common stock subject to repurchase	5	2
Convertible preferred stock warrants	—	—
Common stock warrants	—	2
Restricted stock units	23	—
Total	10,233	29,684

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenue:
United States	$21,966	$16,221	$63,272	$46,704
Rest of World	5,118	4,265	14,374	12,443
Total revenue	$27,084	$20,486	$77,646	$59,147

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011
Long-lived assets:
United States	$6,073	$5,198
Rest of World	1,627	2,155
Total long‑lived assets	$7,700	$7,353
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
Income tax expense for the three months and nine months ended September 30, 2012 was $119 and $430 on pre-tax losses of $4,473 and $14,433, respectively. Income tax expense for the three months and nine months ended September 30, 2011 was $33 and $169 on pre-tax losses of $4,280 and $13,548, respectively. As of September 30, 2012, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and certain foreign jurisdictions whereby pre-tax losses in these jurisdictions do not result in the recognition of corresponding income tax benefits.
The Company's effective tax rate for the nine months ended September 30, 2012 increased to 3.0% from 1.2% for the same prior year period. The current period's effective tax rate was negatively impacted by an increase in interest and penalties as a result of the completion of a transfer pricing analysis that occurred in the three months ended June 30, 2012.
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
As of September 30, 2012, due to recent net cumulative losses and other negative evidence, a valuation allowance of approximately $4,200 remains on certain non-U.S. deferred tax assets that are not more-likely-than-not to be realized. The Company evaluates its deferred tax asset valuation allowance position on a quarterly basis. As a result, the Company believes a reversal of a significant portion of the Company's valuation allowance on non-U.S. deferred tax assets is possible in the next 12 months.
As of September 30, 2012, the Company's gross uncertain tax benefits totaled $2,635, excluding related accrued interest and penalties of $178. As of September 30, 2012, $257 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect its effective tax rate if recognized. During the three months ended September 30, 2012, our gross uncertain tax benefits increased $142. The increase is comprised of an $111 increase for tax positions taken in the current period and a $31 decrease for tax positions taken in prior periods.
The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that increase the tax liabilities.

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

•
In 2012, we introduced Proofpoint Enterprise Governance, an information governance solution that provides organizations the ability to monitor and apply governance policies to unstructured information across the enterprise. We also introduced Proofpoint Targeted Attack Protection, a solution designed to stop targeted attacks by combining previously disparate email security, Web security and malware analysis technologies into a single comprehensive cloud-based defense.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our security-as-a-service platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our security-as-a-service platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, as evidenced by the fact that these sales consistently represent 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 87% of total revenue in 2009, to 95% for the nine months ended September 30, 2012.
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
Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. In some cases, we provide a hardware appliance to those customers that elect to host elements of our solution behind their firewall. Increasing adoption of virtualization in the data center has led to a decline in the sales of our hardware appliances and a shift towards our software‑based virtual appliances, which are delivered as a download via the Internet. Our hardware and services offerings carry lower margins and are provided as a courtesy to our customers. The revenue derived from these offerings has declined from 8.3% and 11.2% of total revenue in the three and nine months ended September 30, 2011 to 4.0% and 4.7% of total revenue in the three and nine months ended September 30, 2012. We view this trend as favorable to our business and expect the overall proportion of total revenue derived from these offerings to continue to gradually decline.

The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Customers from outside of the United States represented 18.9% and 18.5% for the three and nine months ended September 30, 2012, respectively, and 20.8% and 21.0% of total revenue for the three and nine months ended September 30, 2011, respectively. We had in excess of 2,400 customers around the world, including 28 of the Fortune 100. There was one partner that accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2012, although the partner sold to a number of end user customers. There were no single partners or customers that accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2011.
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
As part of maintaining our security-as-a-service platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud‑based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers’ experience over time while also lowering our costs to deliver the service, as evidenced by our improvements in gross profit over the past three years. Our security-as-a-service platform is a shared infrastructure that is used by all of our more than 2,400 customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Total revenue	$27,084	$20,486	$77,646	$59,147
Growth	32%	24%	31%	27%
Subscription revenue	$25,991	$18,793	$74,010	$52,533
Growth	38%	26%	41%	27%
Adjusted subscription gross profit	$19,562	$13,882	$55,491	$38,070
% of subscription revenue	75%	74%	75%	72%
Billings	$30,014	$21,575	$80,242	$62,305
Growth	39%	8%	29%	14%
Adjusted EBITDA	$(1,090)	$(1,152)	$(2,800)	$(4,490)
Subscription revenue
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

The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Subscription revenue	$25,991	$18,793	$74,010	$52,533
Cost of subscription revenue	6,967	5,936	21,414	17,553
Subscription gross profit	19,024	12,857	52,596	34,980
Add back:
Stock‑based compensation	205	76	443	281
Amortization of intangible assets	333	949	2,452	2,809
Adjusted subscription gross profit	$19,562	$13,882	$55,491	$38,070
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

The following unaudited table presents the reconciliation of total revenue to billings for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Total revenue	$27,084	$20,486	$77,646	$59,147
Deferred revenue
Ending	78,836	72,259	78,836	72,259
Beginning	75,906	71,170	76,240	69,101
Net change	2,930	1,089	2,596	3,158
Billings	$30,014	$21,575	$80,242	$62,305

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
The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net loss	$(4,592)	$(4,313)	$(14,863)	$(13,717)
Depreciation	1,125	815	3,173	2,259
Amortization of intangible assets	413	1,091	2,864	3,434
Interest expense, net	7	70	110	258
Provision for income taxes	119	33	430	169
EBITDA	$(2,928)	$(2,304)	$(8,286)	$(7,597)
Stock‑based compensation expense	1,947	1,121	5,383	3,291
Acquisition‑related expense	—	—	3	28
Other income	(1)	(2)	(12)	(140)
Other expense	(108)	33	112	(72)
Adjusted EBITDA	$(1,090)	$(1,152)	$(2,800)	$(4,490)

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
Subscription. We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract (as more fully described in the Prospectus under "-Management's Discussion and Analysis of Financial Condition and Results of Operations"). We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 92% and 89% of total revenue in the three and nine months ended September 30, 2011, respectively, compared to 96% and 95% of total revenue in the three and nine months ended September 30, 2012, respectively.
Hardware and services. We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. Effective January 1, 2011, we adopted the revenue recognition guidance of Accounting Standards Update (ASU) 2009-13 and ASU 2009-14, which mandate that our revenue derived from the sale of hardware be recognized at the time of shipment. Prior to the adoption of this new accounting guidance, hardware revenue was recognized ratably over the duration of the contract. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. The revenue derived from these hardware and services offerings has declined from 8% and 11% of total revenue in the three and nine months ended September 30, 2011, respectively, to 4% and 5% of total revenue of the total revenue in the three and nine months ended September 30, 2012, respectively. We view this trend as favorable to our business and expect the overall proportion of revenue derived from these offerings to generally remain below 10% of our total revenue.

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
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, consisting of salaries, benefits, bonuses, and stock‑based compensation, for employees who provide support services to our customers and operate our data centers. Employee compensation expenses increased within our operations and customer support organization from September 30, 2011 to September 30, 2012, due to increased headcount. Other costs include fees paid to contractors who supplement our support and data center personnel; expenses related to the use of third‑party data centers in both the United States and internationally; depreciation of data center equipment; amortization of licensing fees and royalties paid for the use of third‑party technology; amortization of capitalized research and development costs; and the amortization of intangible assets related to prior acquisitions. Growth in subscription revenue generally consumes production resources, requiring us to gradually increase our cost of subscription revenue in absolute dollars as we expand our investment in data center equipment, the third party data center space required to house this equipment, and the personnel needed to manage this higher level of activity. However, our cost of subscription revenue has declined in recent periods as a percentage of its associated revenue as we have replaced third‑party licensed technology with our proprietary technology, and we expect the benefit of these initiatives to continue in future periods.
Cost of Hardware and Services Revenue. Cost of hardware and services revenue includes personnel costs for employees who provide training and professional services to our customers as well as the cost of server hardware shipped to our customers that we procure from third parties and configure with our software solutions. We experienced growth in our manufacturing, training and professional services organization resulting in increased headcount from September 30, 2011 to September 30, 2012. Effective January 1, 2011, in conjunction with the adoption of the new revenue recognition guidance, the cost of hardware is expensed at the time of shipment. Prior to the adoption of this new guidance, these hardware costs were recognized ratably over the duration of the contract with which they were sold. Our cost of hardware and services as a percentage of its associated revenue has been relatively consistent from period to period in the past. With the adoption of our new accounting guidance we expect that cost of hardware and services revenue may gradually increase as a percentage of hardware and services revenue in future periods, as the remaining deferred costs are amortized over remaining contract terms.
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
Research and Development. Research and development expenses include personnel costs, consulting services and depreciation. As a result of our ongoing investment in solutions developed internally as well as those added through acquisitions, our research and development headcount has increased from September 30, 2011 to September 30, 2012. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, for software developed for internal use on behalf of our customers, we have capitalized costs of approximately $0.4 million, all of which was incurred during 2011, and will be amortized as cost of subscription revenue over a two‑year period. Based on our current plans, we expect to capitalize a similar portion of our development costs in the future. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and other costs including travel and entertainment, marketing and promotional events, public relations and marketing activities. All of these costs are expensed as incurred, including sales commissions. These costs also include amortization of intangible assets as a result of our past acquisitions. Reflecting our continued investment in growing our sales and marketing operations, both domestically and internationally, headcount increases were reflected in higher compensation expense from September 30, 2011 compared to September 30, 2012. Our sales personnel are typically not immediately productive, and therefore the increase in sales and marketing expenses we incur when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term if these new sales people fail to become productive. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue will affect our future financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and be among the most significant components of our operating expenses.
General and Administrative. General and administrative expenses include personnel costs, consulting services, audit fees, tax services, legal expenses and other general corporate items. As a result of our operational growth transitioning from a non-public to public company, our administrative headcount increased from September 30, 2011 to September 30, 2012. We expect our general and administrative expenses to increase in future periods as we continue to expand our operations, hire additional personnel and continue to transition from being a private company to a public company.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$25,991	96%	$18,793	92%	$74,010	95%	$52,533	89%
Hardware and services	1,093	4	1,693	8	3,636	5	6,614	11
Total revenue	27,084	100	20,486	100	77,646	100	59,147	100
Cost of revenue:
Subscription	6,967	26	5,936	29	21,414	28	17,553	30
Hardware and services	1,163	4	1,313	7	3,466	4	4,426	7
Total cost of revenue	8,130	30	7,249	36	24,880	32	21,979	37
Gross profit	18,954	70	13,237	64	52,766	68	37,168	63
Operating expense:
Research and development	6,262	23	4,594	22	18,367	24	14,416	24
Sales and marketing	14,126	52	10,779	53	39,751	51	30,070	51
General and administrative	3,141	12	2,043	10	8,871	11	6,184	10
Total operating expense	23,529	87	17,416	85	66,989	86	50,670	86
Operating loss	(4,575)	(17)	(4,179)	(21)	(14,223)	(18)	(13,502)	(23)
Interest expense, net	(7)	—	(70)	—	(110)	—	(258)	—
Other income (expense), net	109	—	(31)	—	(100)	—	212	—
Loss before provision for income taxes	(4,473)	(17)	(4,280)	(21)	(14,433)	(18)	(13,548)	(23)
Provision for income taxes	(119)	—	(33)	—	(430)	(1)	(169)	—
Net loss	$(4,592)	(17)%	$(4,313)	(21)%	$(14,863)	(19)%	$(13,717)	(23)%

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$25,991	$18,793	38%	$74,010	$52,533	41%
Hardware and services	1,093	1,693	(35)	3,636	6,614	(45)
Total revenue	$27,084	$20,486	32%	$77,646	$59,147	31%
Subscription revenue for the three and nine months ended September 30, 2012 increased by $7.2 million and $21.5 million, or 38% and 41%, respectively, compared to the corresponding periods in fiscal 2011. For the three and nine months ended September 30, 2012 respectively, these increases were primarily due to a $6.2 million and $19.2 million increase in revenue contributed from the United States and, to a lesser extent, for the same periods, a $1.0 million and $2.3 million increase from our international operations. These increases were due to our ongoing investment in sales and marketing resources, including net increases in sales and marketing personnel as of September 30, 2012 as compared to sales and marketing headcount as of September 30, 2011, coupled with an ongoing improvement in economic conditions in the United States, resulting in improved demand for our platform worldwide. We believe that the shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT led to the increase in demand for data protection and governance solutions.
Hardware and services revenue for the three months and nine months ended September 30, 2012 decreased $0.6 million and $3.0 million, or 35% and 45%, respectively, compared to the corresponding periods in fiscal 2011. For the three and nine months ended September 30, 2012 respectively, these decreases were primarily from the United States, contributing $0.5 million and $2.6 million of this decrease and international locations accounting for $0.1 million and $0.4 million, respectively. These decreases were primarily attributable to a decrease in hardware sales, the timing of hardware and services deferred revenue recognition as well as our adoption of new revenue recognition guidance (as more fully described in the Prospectus under "-Management's Discussion and Analysis of Financial Condition and Results of Operations”) effective January 1, 2011 under which revenue from sales of hardware appliances began to be recognized when sold.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$6,967	$5,936	17%	$21,414	$17,553	22%
Hardware and services	1,163	1,313	(11)	3,466	4,426	(22)
Total cost of revenue	$8,130	$7,249	12%	$24,880	$21,979	13%
Cost of subscription revenue for the three and nine months ended September 30, 2012 increased $1.0 million and $3.9 million, or 17% and 22%, respectively, compared to the corresponding period in fiscal 2011. For the three and nine months ended September 30, 2012 respectively, these increases in cost of subscription revenue were primarily due to an increase in operations related expense of $0.3 million and $2.0 million, related to increases in headcount. The increases were also due to a

$0.8 million increase in data center costs in the nine months ended September 30, 2012 due to ongoing growth in usage by new and existing customers, and an increase in customer support service expense of $0.5 million and $1.1 million, respectively. Royalty expense increased by $0.1 million and decreased by $0.2 million in the respective periods, due to replacement of third-party licensed technology, as well as improved economic terms associated with other ongoing license agreements.
Cost of hardware and service revenue for the three and nine months ended September 30, 2012 decreased $0.2 million and $1.0 million, or 11% and 22%, respectively, compared to the corresponding periods in fiscal 2011. These decreases were primarily due to the adoption of the new revenue recognition guidance effective January 1, 2011 under which costs from sales of hardware appliances are now recognized when the associated hardware revenue is recognized. Accordingly, $0.2 million and $0.9 million, respectively, of this cost decrease was a result of the change in revenue recognition guidance. The remaining decrease during the respective three and nine month periods was due to a reduction in appliance costs of $0.2 and $0.4 million, respectively, related to a reduction in hardware revenue, offset by an increase in cost of professional services headcount related expense of $0.2 and $0.3 million, respectively.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Research and development	$6,262	$4,594	36%	$18,367	$14,416	27%
Percent of total revenue	23%	22%		24%	24%
Research and development expenses respectively increased $1.7 million and $4.0 million, or 36% and 27%, for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. This change was primarily due to increased personnel costs as a result of headcount increases during the three and nine months ended September 30, 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Sales and marketing	$14,126	$10,779	31%	$39,751	$30,070	32%
Percent of total revenue	52%	53%		51%	51%
Sales and marketing expenses respectively increased $3.3 million and $9.7 million, or 31% and 32%, for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011. Headcount increases during the three and nine months ended September 30, 2012, on a worldwide basis, resulted in increased employee compensation related expenses of $ 2.6 million and $6.7 million, increased travel expenses of $0.4 and $0.9 million, over the respective three and nine month comparative periods. Marketing program spending increased $0.2 million and $1.1 million over the respective three and nine month comparative periods, as a result of our continued investment in lead generation programs, trade shows and our corporate branding programs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
General and administrative	$3,141	$2,043	54%	$8,871	$6,184	44%
Percent of total revenue	12%	10%		11%	11%
General and administrative expenses increased $1.1 million and $2.7 million, or 54% and 44%, for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. This change was primarily due to an increase in net headcount resulting in increased personnel costs of $0.7 million and $2.2 million, over the respective three and nine month comparative periods, as we continued to fill additional roles in our transition to being a public company.
Total Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Total other income (expense), net	$109	$(31)	(452%)	$(100)	$212	(147)%
Total other income (expense), net increased $0.1 million and decreased $0.3 million for the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, respectively. The change was primarily due to foreign currency translation adjustments.
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
We entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances are equal to prime rate plus 0.50%. As of September 30, 2012, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and no longer have the ability to draw on this equipment line. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at September 30, 2012 were $4.4 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness. As of September 30, 2012, we were in compliance with this financial covenant. See the notes to our condensed consolidated financial statements for a description of our prior equipment loan.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$1,932	$(329)
Net cash used in investing activities	(50,049)	(8,285)
Net cash provided by financing activities	69,878	3,619
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
We generated $1.9 million of cash from operating activities in the nine months ended September 30, 2012. This generation of cash was the result of a net loss of $14.9 million, offset by non-cash expenditures of $11.4 million, which included depreciation, amortization and stock‑based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash generated from operations was further due to an increase in deferred rent of $0.3 million due to lease improvement incentives, an increase in deferred revenue of $2.6 million related to timing of revenue recognition. Additional fund contributions were due to the net change in certain working capital items, most notably an increase in accounts receivable of $1.3 million, an increase in inventory of $0.2 million, and a decrease in deferred product costs of $1.1 million as a result of increased sales activity, an increase in accrued liabilities of $2.8 million related to timing of accrued payables, an increase of $1.1 million in prepaid expenses and other assets, and an increase in accounts payable of $1.1 million related to timing of accrued payables paid during the period.
Cash used for operating activities in the nine months ended September 30, 2011 of $0.3 million was the result of a net loss of $13.7 million, offset by non-cash expenditures of $9.0 million, which included depreciation, amortization and stock‑based compensation expense, due to headcount growth and investment in the business. This was further offset by an increase in deferred rent of $0.2 million due to lease improvement incentives, an increase in deferred revenue of $3.2 million and a decrease in deferred product costs of $2.4 million as a result of our increased sales activity. Additional contributions were due to net change in working capital items, most notably a decrease in accounts receivable of $0.4 million due to strong collection efforts and timing of increased sales, a decrease of $0.1 million in inventory, an increase of $0.1 million in prepaid expenses and other assets, and net decrease in accounts payable and accrued liabilities of $1.8 million, related to timing of inventory, data center obligations, and employee compensation accruals.
Net Cash Flows Provided by (Used in) Investing Activities
Our primary investing activities have consisted of the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $50.0 million of cash in investing activities during the nine months ended September 30, 2012. This was primarily due to purchases of short term investments of $49.3 million with proceeds generated from our initial public offering, offset by net proceeds of $3.2 million from sales and maturities of short-term investments. In addition, we used $3.9 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture.
Investing activities in the nine months ended September 30, 2011 resulted in use of proceeds of $8.3 million. This was primarily from net purchases of $4.4 million in short‑term investments, offset by $3.8 million of equipment purchases used for infrastructure expansion and other fixed assets.
Net Cash Flows Provided by (Used in) Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2012 was $70.0 million. This was primarily related to proceeds from our initial public offering, net of offering costs, of $68.3 million. Contributions also included $2.1 million of proceeds from the exercise of stock options partially offset by $0.6 million in repayments under our equipment financing loans.
Cash provided by financing activities in the nine months ended September 30, 2011 was $3.6 million. This was primarily related to proceeds from equipment financing loans of $2.9 million. Further contributions to cash provided consisted of $0.9 million of proceeds from the exercise of stock options offset by repayments under our equipment financing loans of $0.2 million.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and short term investments primarily consist of money market funds, commercial paper, corporate debt securities. As of September 30, 2012, we had cash, cash equivalents, and short‑term investments of $80.7 million. The carrying amount of our cash, cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2012 we had borrowings outstanding with principal amounts of $4.4 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 2.9% to 9.7%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates at September 30, 2012 would result in an insignificant impact to interest expense for 2012.
Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the statement of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction gains (losses) included in determining net loss were ($0.1) million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. Transaction gains and losses are included in other income (expense), net.
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
We have incurred net losses in every year since our inception, including net losses of $20.1 million and $14.9 million in 2011 and the nine months ended September 30, 2012, respectively. As a result, we had an accumulated deficit of $177.0 million as of September 30, 2012. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
Many of our competitors have greater financial, technical, sales, marketing or other resources than we do and consequently may have the ability to influence our customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment could also result in larger competitors that compete with us on several levels. In addition, acquisitions of smaller companies that specialize in particular segments of the markets in which we compete by large technology companies would result in increased competition from these large technology companies. For example, Cisco’s acquisition of IronPort, an email and web security service, resulted in Cisco becoming one of our competitors. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and financial results could be adversely affected.
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
We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 449 as of September 30, 2012. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of September 30, 2012, we had $21.9 million in goodwill and intangible assets recorded on our consolidated balance sheet. We may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.2 million on our consolidated balance sheet as of September 30, 2012 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We had 31,887,245 shares of our common stock outstanding as of September 30, 2012. Approximately 24,657,820 shares are currently restricted as a result of market stand-off agreements related to our initial public offering and will become sellable in the public market on November 12, 2012. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds from Public Offering of Common Stock
There have been no material changes in the use of the proceeds from our initial public offering in April 2012.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on November 2, 2012.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)