Form 10-K
period 2012-12-31
PROOFPOINT INC
filed 2013-03-08
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 001-35506
PROOFPOINT, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0414846 (I.R.S. employer identification no.)

892 Ross Drive Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)

(408) 517-4710
(Registrant’s telephone number, including area code)
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock , $0.0001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None
__________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐   NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☑  NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2012 as reported by the NASDAQ Global Select Market on that date, was approximately $250,969,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of December 31, 2012 was 33,043,665 shares.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2012.

PROOFPOINT, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context requires otherwise, the terms “Proofpoint,” “Company,” “Registrant,” “we,” “us,” and “our” mean Proofpoint, Inc. and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS

Overview

Proofpoint is a pioneering security-as-a-service vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our security-as-a-service platform is comprised of an integrated suite of on-demand data protection solutions, including threat protection, regulatory compliance, archiving and governance, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies, including big data analytics, machine learning, deep content inspection, secure storage and advanced encryption, to address today's rapidly changing threat landscape.

A fundamental shift in the sources of cyber crime, from hackers to organized crime and governments, combined with the emergence of international data trafficking, are driving an unprecedented wave of targeted, malicious attacks designed to steal valuable information. At the same time, the growth of business-to-business collaboration, as well as the consumerization of IT and the associated adoption of mobile devices and unmanaged Internet-based applications, have proliferated sensitive data and reduced the effectiveness of many existing security products. These factors have contributed to an increasing number of severe data breaches and expanding regulatory mandates, all of which have accelerated demand for effective data protection and governance solutions.

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premise and cloud-based email, instant messaging, social media and other web-based applications, but also securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

•	Keeping malicious content out;

•	Preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;

•	Collecting, retaining, governing and discovering sensitive data for compliance and litigation support; and

•	Securely sharing sensitive data with customers, partners and suppliers.

Our platform and its associated solutions are sold to customers on a subscription basis and can be deployed through our unique cloud-based architecture that leverages both our global data centers as well as optional points-of-presence behind our customers' firewalls. Our flexible deployment model enables us to deliver superior security and compliance while maintaining the favorable economics afforded by cloud computing, creating a competitive advantage for us over legacy on-premise and cloud-only offerings.

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, protect against outbound security risks, and archive and govern corporate information. Today, our solutions are used by approximately 2,700 customers worldwide, including 27 of the Fortune 100, protecting tens of millions of end-users. We market and sell our solutions worldwide both directly through our sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also distribute our solutions through strategic partners including IBM, Microsoft and VMware.

The Proofpoint Solution

Our integrated suite of on-demand security-as-a-service solutions enables large and mid-sized organizations to defend, protect, archive and govern their sensitive data. Our comprehensive platform provides threat protection, regulatory compliance, archiving and governance, and secure communication. These solutions are built on a cloud-based architecture, protecting data not only as it flows into and out of the enterprise via on-premise and cloud-based email, instant messaging, social media and other web-based applications, but also securely archiving these communications for compliance and discovery. We have pioneered the use of innovative technologies to deliver better ease-of-use, greater protection against the latest advanced threats, and lower total cost of ownership than traditional alternatives. The key elements of our solution include:

•
Superior protection against advanced, targeted threats.  We use a combination of proprietary technologies for big data analytics, machine learning and deep content inspection to detect and stop targeted "spear phishing" and other sophisticated attacks. By processing and modeling billions of requests per day, we can recognize anomalies in traffic flow to detect targeted attacks. Our deep content inspection technology enables us to identify malicious message attachments and distinguish between valid messages and "phishing" messages designed to look authentic and trick the end-user into divulging sensitive data or clicking on a malicious web link. Our machine learning technology enables us to detect targeted "zero-hour" attacks in real time, even if they have not been seen previously at other locations, and quarantine them appropriately.

•
Comprehensive, integrated data protection suite.  We offer a comprehensive solution for data protection and governance through an integrated, security-as-a-service platform that is comprised of four main suites: Proofpoint Enterprise Protection, Proofpoint Enterprise Privacy, Proofpoint Enterprise Archive and Proofpoint Enterprise Governance. Together, these solutions can improve an organization's ability to detect and mitigate inbound and outbound threats and securely archive and discover communication across all major communication channels including on-premise and cloud-based email, instant messaging, social media and other web-based applications. In addition, our common policy framework and reporting systems enable organizations to comply with complex regulatory mandates, implement consistent data governance policies and ensure end-to-end incident response across the enterprise.

•
Designed to empower end-users.  Unlike legacy offerings that simply block communication or report audit violations, our solutions actively enable secure business-to-business and business-to-consumer communications. Our easy-to-use policy-based email encryption service automatically encrypts sensitive emails and delivers them to any PC or mobile device. In addition, our secure file-transfer solution makes it easy for end-users to securely share various forms of documents and other content that are typically too large to send through traditional e-mail systems. All of our solutions provide mobile-optimized capabilities to empower the growing number of people who use mobile devices as their primary computing platform.

•
Security optimized cloud architecture.  Our multi-tenant security-as-a-service solution leverages a distributed, scalable architecture deployed in our global data centers for deep content inspection, global threat correlation and analytics, high-speed search, secure storage, encryption key management, software updates and other core functions. Customers can choose to deploy optional physical or virtual points-of-presence behind their firewalls for those who prefer to deploy certain functionality inside their security perimeter. This architecture enables us to leverage the benefits of the cloud to cost-effectively deliver superior security and compliance, while optimizing each deployment for the customer's unique threat environment.

•
Extensible security-as-a-service platform.  The key components of our security-as-a-service platform, including services for secure storage, content inspection, reputation, big data analytics, encryption, key management, and identity and policy, can be exposed through application programming interfaces, or APIs, to integrate with internally developed applications as well as with those developed by third-parties. In addition, these APIs provide a means to integrate with the other security and compliance components deployed in our customers' infrastructures.

Our Security-as-a-Service Platform

We provide a multi-tiered security-as-a-service platform consisting of solutions, platform technologies and infrastructure. Our platform currently includes four solutions bundled for the convenience of our customers, distributors and resellers: Proofpoint Enterprise Protection, Proofpoint Enterprise Privacy, Proofpoint Enterprise Archive and Proofpoint Enterprise Governance. Each of these solutions is built on our security-as-a-service platform, which includes both platform services and enabling technologies. Our platform services provide the key functionality to enable our various solutions while our enabling technologies work in conjunction with our platform services to enable the efficient construction, scaling and maintenance of our customer-facing solutions.

Our suite is delivered by a cloud infrastructure and can be deployed as a secure cloud-only solution, or as a hybrid solution with optional physical or virtual points-of-presence behind our customers' firewalls for those who prefer to deploy certain functionality inside their security perimeter. In all deployment scenarios, our cloud-based architecture enables us to leverage the benefits of the cloud to cost-effectively deliver superior security and compliance while maintaining the flexibility to optimize deployments for customers' unique environments. The modularity of our solutions enables our existing customers to implement additional modules in a simple and efficient manner.

Solutions

Our security-as-a-service platform includes four solutions bundled for the convenience of our customers: Proofpoint Enterprise Protection, Proofpoint Enterprise Privacy, Proofpoint Enterprise Archive and Proofpoint Enterprise Governance.

Proofpoint Enterprise Protection

Proofpoint Enterprise Protection is our communications and collaboration security suite designed to protect customers' mission-critical messaging infrastructure from outside threats including spam, phishing, unpredictable email volumes, malware and other forms of objectionable or dangerous content before they reach the enterprise. Key capabilities within Proofpoint Enterprise Protection include:

•
Threat detection.  Uses our Proofpoint MLX machine learning technology and reputation data to examine millions of possible attributes in every message, including envelope headers and structure, embedded web links, images, attachments and sender reputation, as well as unstructured content in the message body, to block phishing and spear phishing attacks, spam and other forms of malicious or objectionable content. This solution also includes sophisticated policy and routing controls designed to ensure security and the effective handling of all classifications of content.

•
Virus protection.  Combats email-borne viruses, worms and trojans with a solution that combines efficient message handling, comprehensive reporting, and robust policy management with leading third-party anti-virus scanning engines.

•
Zero-hour threat detection.  Protects enterprises against new phishing attacks, viruses and other forms of malicious code during the critical period after new attacks are released and before full information is available to characterize the threat.

•
Smart search.  Offers an easy-to-use interface that provides real-time visibility into message flows across an organization's messaging infrastructure, using built-in logging and reporting capabilities with advanced message tracing, forensics and log analysis capabilities.

•
Targeted Attack Protection. Protects enterprises against advanced persistent threats such as phishing and other targeted email attacks using big data analysis techniques to identify and apply additional security controls against suspicious messages and any associated links to the web.

Key benefits of Proofpoint Enterprise Protection include:

•	Superior protection from advanced threats, spam and viruses. Protects against advanced threats, spam and other malicious code such as viruses, worms and spyware.

•
Comprehensive outbound threat protection.  Analyzes all outbound email traffic to block spam, viruses and other malicious content from leaving the corporate network, and pinpoint the responsible compromised systems.

•
Effective, flexible policy management and administration.  Provides a user-friendly, web-based administration interface and robust reporting capabilities that make it easy to define, enforce and manage an enterprise's messaging policies.

•	Easy-to-use end-user controls. Gives email users easy, self-service control over their individual email preferences within the parameters of corporate-defined messaging policies.

Proofpoint Enterprise Privacy

Our data loss prevention, encryption and compliance solution defends against leaks of confidential information, and helps ensure compliance with common U.S., international and industry-specific data protection regulations - including the Health Care Insurance Portability and Accountability Act of 1996 (HIPAA), the Gramm-Leach-Bliley Act (GLBA), Canada's Personal Information Protection and Electronic Documents Act (PIPEDA) and the Payment Card Industry Security Standard Council's Data Security Standards (PCI-DSS). Key capabilities within Proofpoint Enterprise Privacy include:

•
Advanced data loss prevention.  Our advanced data loss prevention solution identifies regulated private content, valuable corporate assets and confidential information before it leaves the organization via email, web-based applications, or our Secure Share solution. Pre-packaged smart identifiers and dictionaries automatically and accurately detect a wide range of regulated content such as social security numbers, health records, credit card numbers, and driver's license numbers. In addition to regulated content, our machine learning technology can identify confidential, organization-specific content and assets. Once identified and classified, sensitive data can be blocked, encrypted and transmitted or re-routed internally based on content and identity-aware policies.

•
Flexible remediation and supervision.  Content, identity and destination-aware policies enable effective remediation of potential data breaches or regulatory violations. Remediation options include stopping the transfer completely, automatically forcing data-encryption, or routing to a compliance supervisor or the end-user for disposition. Proofpoint Enterprise Privacy provides comprehensive reporting on potential violations and remediation using our analytics capabilities.

•
Policy-based encryption.  Automatically encrypts regulated and other sensitive data before it leaves an organization's security perimeter without requiring cumbersome end-user key management. This enables authorized users, whether or not they are our customers, to quickly and easily decrypt and view content from most devices.

•
Secure file transfer.  Provides secure, large file transfer capabilities that allow end-users to send large files quickly, easily, and securely while eliminating the impact of large attachments on an email infrastructure.

•	Secure share. Cloud-based security-focused solution designed to enable enterprise users to securely exchange large files with ease while staying compliant with enterprise data policies.

Key benefits of Proofpoint Enterprise Privacy include:

•	Regulatory compliance. Allows outbound messages to comply with national and state government and industry-specific privacy regulations.

•
Superior malicious and accidental data loss protection.  Protects against the loss of sensitive data, whether from a cybercriminal attempting to exfiltrate valuable data from a compromised system, or from an employee accidently distributing a file to the wrong party through email, webmail, social media, file sharing, or other Internet-based mechanisms for publishing content.

•
Easy-to-use secure communication.  Allows corporate end-users to easily share sensitive data without compromising security and privacy, and enables authorized external recipients to transparently decrypt and read the communications from any device. Our mobile-optimized interfaces provide an easy experience for the rapidly growing number of recipients on smartphones and tablets.

Proofpoint Enterprise Archive

Proofpoint Enterprise Archive is designed to ensure: accurate enforcement of data governance, data retention and supervision policies and mandates; cost effective litigation support through efficient discovery; and active legal hold management. Proofpoint Enterprise Archive can store, govern and discover a wide range of data including email, instant message conversations, social media interactions, and other files throughout the enterprise. The key capabilities within Proofpoint Enterprise Archive include:

•
Secure cloud storage.  With our proprietary double blind encryption technology and the associated data storage architecture, all email messages, files and other content are encrypted with keys controlled by the customer before the data enters the Proofpoint Enterprise Archive. This ensures that even our employees and law-enforcement agencies cannot access a readable form of the customer data without authorized access by the customer to the encryption keys stored behind the customer's firewall.

•
Search performance.  By employing parallel, big data search techniques, we are able to deliver search performance measured in seconds, even when searching hundreds of terabytes of archived data. Traditional on-premise solutions can take hours or even days to return search results to a complex query.

•
Flexible policy enforcement.  Enables organizations to easily define and automatically enforce data retention and destruction policies necessary to comply with regulatory mandates or internal policies that can vary by user, group, geography or domain.

•
Active legal-hold management.  Enables administrators or legal professionals to easily designate specific individuals or content as subject to legal hold. Proofpoint Enterprise Archive then provides active management of these holds by suspending normal deletion policies and automatically archiving subsequent messages and files related to the designated matter.

•
End-user supervision.  Leveraging our flexible workflow capabilities, Proofpoint Enterprise Archive analyzes all electronic communications, including email and communications from leading instant messaging and social networking sites, for potential violations of regulations, such as those imposed by Financial Industry Regulatory Authority (FINRA) and the SEC in the financial services industry.

Key benefits of Proofpoint Enterprise Archive include:

•
Regulatory compliance.  Helps organizations meet regulatory requirements by archiving all messages and content according to compliance retention policies and enabling staff to systematically review messages for compliance supervision.

•	Proactive data governance. Allows organizations to create, maintain and consistently enforce a clear corporate data retention policy, reducing the risk of data loss and the cost of eDiscovery.

•	Efficient litigation support. Provides advanced search features that reduce the cost of eDiscovery and allow organizations to more effectively manage the litigation hold process.

•	Reduced storage and management costs. Helps to simplify mailbox and file system management by automatically moving storage-intensive attachments and files into cost-effective cloud storage.

Proofpoint Enterprise Governance

Proofpoint Enterprise Governance provides organizations the ability to track, classify, monitor, and apply governance policies to unstructured information across the enterprise. By proactively governing unstructured information "in-place," organizations can effectively manage regulatory compliance, increase control over information and mitigate legal and financial risks. The key capabilities within Proofpoint Enterprise Governance include:

•
Document Tracking—Digital Thread.  Proofpoint Enterprise Governance creates a unique "digital fingerprint" for every document and version. Our solution can monitor most major document stores including share-drives, Microsoft Sharepoint, Microsoft Exchange, Lotus Domino, EMC Documentum and desktops, and track every document, version and location. This enables organizations to track and govern their sensitive documents wherever they travel inside or outside the enterprise.

•
Cloud-based Search and Analytics.  By employing advanced search techniques, we are able to deliver detailed reporting on all monitored documents and locations. Administrators can quickly locate all copies and versions of a given document or run summary reports detailing types and locations of stored documents throughout the enterprise.

•
Flexible policy enforcement.  Enables organizations to easily define and automatically enforce data retention and destruction policies necessary to comply with regulatory mandates or internal policies that can vary by user, group, project or geography.

Key benefits of Proofpoint Enterprise Governance include:

•
Regulatory compliance.  Helps organizations meet regulatory requirements by systematically retaining required documents and unstructured content according to compliance retention policies and enabling staff to efficiently review and enforce these policies.

•
Proactive data governance.  Allows organizations to create, maintain and consistently enforce a clearcorporate data retention and destruction policy around documents and other unstructured content, reducing the risk of data loss and the cost of eDiscovery.

•
Efficient litigation support.  Provides advanced search features that locate all copies of documents wherever they live reducing the cost of eDiscovery and allowing organizations to effectively manage the litigation process.

•
Reduced storage and management costs.  Reduces document management and storage costs by automating the reporting and clean-up of unnecessary documents including duplicates, intermediate versions and non-business records.

Platform Services

Our platform services provide the key functionality to enable our various solutions, using our enabling technologies. Our platform services consist of:

•
Content inspection.  Applies our Proofpoint MLX machine learning techniques to understand the meaning of email, documents and social networking communications and to identify and classify content as malicious, sensitive or relevant to a litigation matter for threat protection, data loss prevention and discovery.

•
Reputation.  Leverages machine learning and big data analytics to analyze and correlate billions of requests per day to create a dynamic reputation profile of hundreds of millions of IP addresses, domains, web links and other Internet content. This database of reputation profiles is used to help identify and block malicious attacks.

•
Encryption and key management.  Securely encrypts data and stores and indexes hundreds of thousands of individual encryption keys without requiring cumbersome key-exchange or other end-user set-up. Enables authorized users to quickly and easily decrypt and view content from a wide variety of devices.

•
Notification and workflow.  Creates notifications and an enabling workflow to alert administrators and compliance officers of an incident and enable subsequent review, commentary, tracking, escalation and remediation of each event.

•
Analytics and search.  Provides an easy-to-use, web-based interface for searching and analyzing information to enable enterprises to rapidly trace inbound and outbound messages, analyze how messages were processed by a Proofpoint Enterprise deployment, report on the disposition and status of any email message, and retrieve in real time archived communications for litigation support and eDiscovery.

Enabling Technologies

Our enabling technologies are a proprietary set of building blocks that work in conjunction with our application services to enable the efficient construction, scaling and maintenance of our customer-facing solutions. These technologies consist of:

•
Big data analytics.  Indexes and analyzes petabytes of information in real time to discover threats, detect data leaks and enable end-users to quickly and efficiently access information distributed across their organizations.

•	Machine learning. Builds predictive data models using our proprietary Proofpoint MLX machine learning techniques to rapidly identify and classify threats and sensitive content in real time.

•
Identity and policy.  Enables the definition and enforcement of sophisticated data protection policies based on a wide set of variables, including type of content, sender, recipient, pending legal matters, time and date, regulatory status and more.

•	Secure storage. Stores petabytes of data in the cloud cost-effectively using proprietary encryption methods, keeping sensitive data tamper-proof and private, yet fully searchable in real time.

Infrastructure

We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across nine data centers located in the United States, Canada, the Netherlands, Germany and Australia.

Our cloud architecture is optimized to meet the unique demands of delivering real-time security-as-a-service to global enterprises. Key design elements include:

•Security.  Security is central to our cloud architecture and is designed into all levels of the system, including physical security, network security, application security, and security at our third-party data centers. Our security measures have met the rigorous standards of SSAE 16 certification. In addition to this commercial certification program, we have also successfully completed the FISMA certification for our cloud-based archiving and governance solution, enabling us to serve the rigorous security requirements of U.S. federal agencies.

•Scalability and performance.  By leveraging a distributed, scalable architecture we process billions of requests against our reputation systems and hundreds of millions of messages per day, all in near real time. Massively-parallel query processing technology is designed to ensure rapid search results over this vast data volume. In addition to this aggregate scalability across all customers, our architecture also scales to effectively meet the needs of several of our largest individual customers, each of which has millions of users and processes tens of millions of messages per day.

•
Flexibility.  Our cloud architecture enables individual customers to deploy entirely in Proofpoint's global data centers or in hybrid configurations with optional points of presence located behind the customer's firewall. This deployment flexibility enables us to deliver security, compliance and performance tailored to the unique threat profile and operating environment of each customer.

•
High availability.  Our services employ a wide range of technologies including redundancy, geographic distribution, real-time data replication and end-to-end service monitoring to provide 24x7 system availability.

•
Network operations control.  We employ a team of skilled professionals who monitor, manage and maintain our global data center infrastructure and its interoperability with the distributed points of presence located behind our customers' firewalls to ensure 24x7 operations.

•
Low cost.  We deploy our services on shared, low-cost, commodity computing and storage infrastructure. In addition, we utilize multi-tenancy and hardware virtualization to further reduce hardware and management costs. Because we primarily rely on internally developed and open source technology instead of commercially licensed technology, we are able to offer a cost-effective solution to our customers.

During 2012, we had $5.9 million in capital spending in part to support infrastructure expansion. These expenditures are primarily in connection with the replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud-based architecture.

Customers

As of December 31, 2012 we had approximately 2,700 customers of all sizes across a wide variety of industries, including 27 of the Fortune 100. Several of our largest customers use our platform to protect millions of users and handle tens of millions of messages per day. We have a highly diversified customer base, with no single partner or customer accounting for more than 10% of total revenue in 2010 or 2011 and one customer, a strategic partner serving a number of end customers with our platform, who accounted for 14% of total revenue in 2012. In each year since the launch of our first solution in 2003, we have retained over 90% of our customers.

We target large and mid-sized organizations across all major verticals including financial services, retail, manufacturing, aerospace and defense, healthcare, education and government. We have been particularly successful selling to the largest enterprises; 19 of the 50 largest companies in the United States as ranked by Fortune Magazine are our customers. We have also had success penetrating the market leaders in a number of significant verticals including:

•	4 of the 5 largest U.S. retailers

•	4 of the 5 largest U.S. aerospace and defense contractors

•	3 of the 5 largest U.S. banks

•	3 of the 5 largest global pharmaceutical companies

Among our customers are: Alticor Inc., AON Corporation, Bank of America Corporation, Bank of China Limited, Burlington Coat Factory Warehouse Corporation, Citicorp North America, Inc., First Data Corporation, Grant Thornton LLP, Hospital Corporation of America, Hitachi Data Systems Corporation, Huntsman Corporation, Kaiser Permanente, Mary Kay, Inc., Petco Animal Supplies, Inc., Pitney Bowes Inc., The Radio France Group, Raymond James Financial, Inc., Royal Mail Group Ltd., Scottsdale Healthcare Corporation, the State of California, Sub-Zero, Inc., T-Mobile Wireless USA, Inc., Tyson Foods, Inc., UCLA Health System, University of North Carolina at Charlotte, United States Department of Agriculture, VF Corporation, VMware, Inc., Washington State University, Weatherford International Ltd., and Zions Bancorporation.

Sales and Marketing

Sales

We primarily target large and mid-sized organizations across all industries. Our sales and marketing programs are organized by geographic regions, including Asia-Pacific, EMEA, Japan, North America, and South America, and we further segment and organize our sales force into teams that focus on large enterprises (2,500 employees and above), mid-sized organizations (500 - 2,500 employees) and existing customers. In addition, we create integrated sales and marketing programs targeting specific vertical-markets. This vertical-market approach enables us to provide a higher level of service and understanding of our customers' unique needs, including the industry-specific business and regulatory requirements in industries such as healthcare, financial services, retail and education.

We sell through both direct and indirect channels, including technology and channel partners:

•
Direct sales and reseller channel.  We market and sell our solutions to large and mid-sized customers directly through our field and inside sales teams as well as indirectly through a hybrid model, where our sales organization actively assists our network of distributors and resellers. Our sales personnel are primarily located in North America, with additional personnel located in Asia-Pacific, EMEA, Japan and South America. Our reseller partners maintain relationships with their customers throughout the territories in which they operate, providing them with services and third party solutions to help meet their evolving security requirements. As such, these partners act as a direct conduit through which we can connect with these prospective customers to offer our solutions. Our reseller channel includes top security organizations including Accuvant, Adaptive Solutions, Inc., CGI Information Systems and Management Consultants Inc., Computer Sciences Corporation, FishNet Security, Integralis, NEC Corporation, Nissho Electronics Corporation, and Verizon Business Services.

•
Strategic relationships.  We also sell our solutions indirectly through key technology companies such as IBM, Microsoft and VMware that offer our solutions in conjunction with one or more of their own products or services. These companies each have a large, established customer base built around a broad platform of products and solutions sold under their own brand, and they promote our products to augment their own branded solutions.

For sales involving a partner such as a distributor, reseller or strategic partner, the partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. At the conclusion of a successful sales cycle, we sell the associated subscription, hardware and services to the partner who in turn resells these items to the customer, with the partner earning a fee based on the total value of the order. With the order completed, we provide these customers with direct access to our security-as-a-service platform and other associated services, enabling us to establish a direct relationship and provide them with support as part of ensuring that the customer has a good experience with our platform. At the end of the contract term, the partner engages with the customer to execute a renewal order, with our team providing assistance as required. For 2012, over half of our billings were sold through one of these partners.

Marketing

Our marketing programs include a variety of online marketing, advertising, conferences, events, white-papers, public relations activities and web-based seminar campaigns targeted at key decision makers within our prospective customers.

We have a number of marketing initiatives to build awareness about our solutions and encourage customer adoption of our solutions. We offer free trials, competitive evaluations and free compliance risk audits to allow prospective customers to experience the quality of our solutions, to learn in detail about the features and functionality of our suite, and to quantify the potential benefits of our solutions.

Customer Service and Support

We believe that our customer service and support provide a competitive advantage and are critical to retaining and expanding our customer base. We conduct regular third-party surveys to measure customer loyalty and satisfaction with our solutions.

Proofpoint Support Services

We deliver 24x7x365 customer support from support centers located in New York, California, Japan, Malaysia, Singapore, Canada and the United Kingdom. We offer a wide range of support offerings with varying levels of access to our support resources.

Proofpoint Professional Services and Training

With our security-as-a-service model, our solutions are designed to be implemented, configured, and operated without the need for any training or professional services. For those customers that would like to develop deeper expertise in the use of our solutions or would like some assistance with complex configurations or the importing of data, we offer various training and professional services. Many implementation services can be completed in one day and are primarily provided remotely using web-based conferencing tools. If requested, our professional services organization also provides additional assistance with data importing, design, implementation, customization, or advanced reporting. We also offer a learning center for both in-person and online training and certification.

Research and Development

We devote significant resources to improve and enhance our existing security solutions and maintain the effectiveness of our platform. We also work closely with our customers to gain valuable insights into their threat environments and security management practices to assist us in designing new solutions and features that extend the data protection, archiving and governance capabilities of our platform. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to update and enhance our existing solutions. Leveraging our on-demand platform model, we can deploy real-time upgrades with no downtime.

Research and development expenses were $24.8 million, $19.8 million and $17.6 million for 2012, 2011 and 2010, respectively.

Competition

Our markets are highly competitive, fragmented and subject to rapid changes in technology. We compete primarily with companies that offer a broad array of data protection and governance solutions. Providers of data protection solutions generally have product offerings that include threat protection, virus protection, data loss prevention, flexible remediation, data encryption, and in some cases secure file transfer. Providers of governance solutions generally have product offerings that provide data storage, search, policy enforcement, legal hold management, and in some cases supervision.

Key competitors include:

•
Data Protection and Privacy:  Cisco (through its acquisition of IronPort), Google (through its acquisition of Postini), McAfee, an Intel subsidiary (through its acquisitions of Secure Computing and MX Logic), Microsoft (through its acquisition of Frontbridge), and Symantec (through its acquisitions of Brightmail and MessageLabs)

•	Archiving and Governance: EMC (through its acquisitions of Legato and Kazeon), Hewlett-Packard (through its acquisition of Autonomy) and Symantec (through its acquisitions of KVS and LiveOffice)

We believe we compete favorably based on the following factors:

•	level of protection against advanced threats;

•	comprehensiveness and integration of the solution;

•	flexibility of delivery models;

•	total cost of ownership;

•	scalability and performance;

•	customer support; and

•	extensibility of platform.

Certain of our competitors have greater sales, marketing and financial resources, more extensive geographic presence and greater name recognition than we do. We may face future competition in our markets from other large, established companies, as well as from emerging companies. In addition, we expect that there is likely to be continued consolidation in our industry that could lead to increased price competition and other forms of competition.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2012, we had 17 patents and eight patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solution. Policing unauthorized use of our technology and intellectual property rights is difficult.

We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Employees

As of December 31, 2012, we had 449 employees. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense and we may not be successful in retaining our key employees or attracting skilled personnel.

Corporate Information

We were incorporated in Delaware in 2002. Our principal executive offices are located at 892 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 517-4710.

Proofpoint, the Proofpoint logo, all of our product names and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are our property. Other trademarks appearing in this prospectus are the property of their respective holders.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (“SEC”)'s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Proofpoint and other companies that file materials with the SEC electronically. Copies of Proofpoint's reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://investor.proofpoint.com/financials.cfm, or by sending an electronic message by visiting the Contact Us section within the investor relations portion of our website.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operation and growth prospects. In such an event, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of losses, and we are unable to predict the extent of any future losses or when, if ever, we will achieve profitability in the future.

We have incurred net losses in every year since our inception, including net losses of $20.4 million, $20.1 million and $20.9 million in 2012, 2011 and 2010, respectively. As a result, we had an accumulated deficit of $182.5 million as of December 31, 2012. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, which typically ranges from one to three years. In addition, our customers may renew for fewer subscription services or users, renew for shorter contract lengths or renew at lower prices due to competitive or other pressures. We cannot accurately predict renewal rates and our renewal rates may decline or fluctuate as a result of a number of factors, including competition, customers' IT budgeting and spending priorities, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions, our revenue would decline and our business would suffer.

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

The threats facing our customers are constantly evolving and the techniques used by attackers to access or sabotage data change frequently. As a result, we must constantly update our solutions to respond to these threats. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach at one of our customers would harm our reputation as a secure and trusted company and could cause the loss of customers. Similarly, if a well-publicized breach of data security at a customer of any other cloud-based data protection or archiving service provider or other major enterprise cloud services provider were to occur, there could be a loss of confidence in the cloud-based storage of sensitive data and information generally.

In addition, our solutions work in conjunction with a variety of other elements in customers' IT and security infrastructure, and we may receive blame and negative publicity for a security breach that may have been the result of the failure of one of the other elements not provided by us. The occurrence of a breach, whether or not caused by our solutions, could delay or reduce market acceptance of our solutions and have an adverse effect on our business and financial performance. In addition, any revisions to our solutions that we believe may be necessary or appropriate in connection with any such breach may cause us to incur significant expenses. Any of these events could have material adverse effects on our brand and reputation, which could harm our business, financial condition, and operating results.

If our customers experience data losses, our brand, reputation and business could be harmed.

Our customers rely on our archive solutions to store their corporate data, which may include financial records, credit card information, business information, health information, other personally identifiable information or other sensitive personal information. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers' stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time-consuming and expensive litigation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. In addition, because of the large amount of data that we collect and manage, it is possible that hardware failures, human errors or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business would be harmed.

Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages. Defending a suit based on any data loss or system disruption, regardless of its merit, could be costly and divert management's attention.

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

Any defects, errors, vulnerabilities or failures in our solutions could result in:

•	expenditure of significant financial and development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential partners or customers;

•	loss or disclosure of our customers' confidential information, or the inability to access such information;

•	loss of our proprietary technology;

•	our solutions being susceptible to hacking or electronic break-ins or otherwise failing to secure data;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	lost market share;

•	negative publicity, which could harm our reputation; or

•	litigation, regulatory inquiries or investigations that would be costly and harm our reputation.

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

We believe that there is a trend for large and mid-sized enterprises to migrate their on-premise email systems to cloud-based offerings. If we fail to successfully develop, market, broaden or enhance our solutions to continue to be attractive to existing customers currently using cloud-based email systems or by new prospects, our ability to grow or maintain our revenue could be harmed, and our business could suffer.

We derive a substantial portion of our revenue from our solutions that protect and archive data in our customers' on-premise email systems and expect to continue to do so for the foreseeable future. We currently derive a portion of our revenue from customers using cloud-based email systems such as Google's Google Apps and Microsoft's Office 365, both of which include varying degrees of threat protection and governance services as part of their offering. A significant market shift from on-premise email systems toward such cloud-based email systems could decrease demand for our solutions because customers who move to cloud-based email systems may no longer value our threat and governance solutions and may choose to instead use competing or low cost alternatives from companies such as Google or Microsoft that may offer competing solutions in connection with their cloud-based email systems. If our current or prospective customers who utilize cloud-based systems fail to find value in our solutions or migrate to these other threat or governance offerings, our business could be adversely affected.

Historically, our solutions have been used primarily for email, and any decrease in the use of email systems by large and mid-sized enterprises over time, or the failure of our newly developed solutions for emerging methods of communication and collaboration to gain acceptance could harm our business.

Historically, our customers have primarily used our solutions to protect and archive data in their corporate email systems. If the use of email decreases, demand for our solutions would decrease and we may fail to diversify our revenue base by increasing demand for our other technology solutions.

In addition, messaging and collaboration technologies are evolving rapidly. For instance, the widespread adoption and use of mobile devices, unmanaged Internet-based collaboration and file sharing applications and social networking sites have caused valuable and sensitive data to proliferate well beyond traditional corporate email systems, resulting in new and increasing security risks. We are devoting resources to continue developing and marketing our solutions for these emerging methods of communication and collaboration. However, our customers may not perceive the need to deploy our solutions intended to address these emerging areas. If we are unable to successfully develop, market, broaden or enhance our solutions to address the wider range of threats caused by the proliferation of new technologies and methods of communication, demand for our existing solutions would decrease, and our business would be harmed.

If functionality similar to that offered by our solutions is incorporated into our competitors' networking products, potential or existing customers may decide against adding our solutions to their network, which would have an adverse effect on our business.

Some large, well-established providers of networking equipment, such as Cisco and Juniper Networks, Inc. currently offer, and may continue to introduce, network security features that compete with our solutions, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our solutions in networking products that are already generally accepted as necessary components of customers' network architecture may have an adverse effect on our ability to market and sell our solutions. Furthermore, even if the functionality offered by network infrastructure providers is more limited than that offered by our solutions, a significant number of our customers may elect to accept such limited functionality in lieu of adding appliances or software from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new third-party components to their networks.

Our solutions collect, filter and archive customer data which may contain personal information, which raises privacy concerns and could result in us having liability or inhibit sales of our solutions.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and disclosure of personal information. Because many of the features of our solutions use, store, and report on customer data which may contain personal information from our customers, any inability to adequately address privacy concerns, or comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us, damage to our reputation, loss of sales, and harm to our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our solutions and reduce overall demand for them. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions. For example, in the United States regulations such as the Gramm-Leach-Bliley Act (GLBA), which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which regulates the use and disclosure of personal health information, impose significant security and data protection requirements and obligations on businesses that may affect the use and adoption of our solutions. The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.

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

Our traditional competitors include security-focused software vendors, such as Symantec Corporation and McAfee, Inc., an Intel Corporation subsidiary, which offer software products that directly compete with our solutions. In addition to competing with these vendors directly for sales to customers, we compete with them for the opportunity to have our solutions bundled with the product offerings of our strategic partners. Our competitors could gain market share from us if any of these partners replace our solutions with the products of our competitors or if these partners more actively promote our competitors' products over our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their software with their own or other vendors' software, or may limit our access to standard product interfaces and inhibit our ability to develop solutions for their platform.

We also face competition from large technology companies, such as Cisco Systems, Inc., EMC Corporation, Google Inc., Hewlett-Packard Company, Intel and Microsoft. These companies are increasingly developing and incorporating into their products data protection and storage software that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.

Many of our competitors have greater financial, technical, sales, marketing or other resources than we do and consequently may have the ability to influence our customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment could also result in larger competitors that compete with us on several levels. In addition, acquisitions of smaller companies that specialize in particular segments of the markets in which we compete by large technology companies would result in increased competition from these large technology companies. For example, Cisco's acquisition of IronPort, an email and web security service, resulted in Cisco becoming one of our competitors. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and financial results could be adversely affected.

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

In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•	our lack of familiarity with commercial and social norms and customs in other countries which may adversely affect our ability to recruit, retain and manage employees in these countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	the potential diversion of management's attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

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

We currently serve our customers from third-party data center hosting facilities located in the United States, Canada and Europe. We also rely on bandwidth providers, Internet service providers, and mobile networks to deliver our solutions. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers' data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities.

We also depend on access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our solutions or we could be required to retain the services of a replacement bandwidth provider. Our business also depends on our customers having high-speed access to the Internet. Any Internet outages or delays could adversely affect our ability to provide our solutions to our customers.

Our operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.

The occurrence of an extended interruption of ours or third-party services for any reason could result in lengthy interruptions in our services or in the delivery of customers' email and require us to provide service credits, refunds, indemnification payments or other payments to our customers, and could also result in the loss of customers.

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

We have outsourced a substantial portion of our worldwide customer support functions to third-party service providers. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level, the level of support services to our customers may be significantly disrupted, which could materially harm our reputation and our relationships with these customers.

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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties' intellectual property rights. To the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management's attention and other resources.
These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party's rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

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

We utilize various types of software and other technology, as well as intellectual property rights, licensed from unaffiliated third parties in order to provide certain elements of our solutions. Any errors or defects in any third-party technology could result in errors in our solutions that could harm our business. In addition, licensed technology and intellectual property rights may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for the third-party technology we use, any loss of the right to use any of this technology on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent technology is identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with software available from other parties or to develop these components ourselves, which would result in increased costs. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the technology.

Some of our solutions contain "open source" software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Some of our solutions are distributed with software licensed by its authors or other third parties under so-called "open source" licenses, which may include, by way of example, the GNU General Public License, or GPL, and the Apache License. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our solutions, that our programmers have not incorporated open source software into our proprietary solutions and technologies or that they will not do so in the future. In addition, many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business.

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

We determined that subsequent to our acquisition of Fortiva, Inc., a Canadian company, in August 2008, we may have shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, may have required either a one-time product review or application for an encryption registration number in lieu of such product review. We have made a voluntary submission and a supplemental submission to the U.S. Commerce Department's Bureau of Industry and Security (BIS) to report this potential violation. On January 17, 2013, BIS issued a Warning Letter to us. The Warning Letter notified us that BIS would not be referring these violations to prosecution and had closed the matter.

The U.S. government also prohibits U.S. companies from doing business with customers in certain restricted countries, including Iran. As part of a pre-IPO due diligence review, we discovered a potential export violation involving the provision of web-based, email communication services through our Everyone.net service, which we acquired in October 2009. Our records indicate that there were two end-users who may have, for a portion of their respective service periods, been located in Iran, a U.S.-designated state sponsor of terrorism. Our internal investigation has progressed and we have found that the issues identified are specific to the acquired Everyone.net system, which has a separate customer database and billing system from that of Proofpoint's other businesses. We do not have any indication that these services were utilized by the Iranian government. The accounts of both end-users were terminated in 2010 and accounted for approximately $14,500 in payments to us in 2009 and $6,000 in payments to us in 2010. We have made a voluntary submission and a supplemental submission to the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC) to report this potential violation. On November 2, 2012, OFAC issued a Cautionary Letter to us. The Cautionary Letter notified us that OFAC had closed the matter instead of pursuing any civil penalty.

Failure to comply with such regulations could result in penalties, costs, and restrictions on export privileges, which could also harm our operating results.

We have experienced rapid growth in recent periods. If we fail to manage such growth and our future growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 449 as of December 31, 2012. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

We have and may further expand through acquisitions of, or investments in, other companies, which may divert our management's attention, dilute our stockholders and consume corporate resources that otherwise would be necessary to sustain and grow our business.

Our business strategy may, from time to time, include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of December 31, 2012, we had $21.5 million in goodwill and intangible assets recorded on our consolidated balance sheet. We may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced solutions, effectively manage or expand our business, or increase our revenue.

Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other critical personnel. Despite the economic downturn, competition for qualified management, technical and other personnel is intense, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, our ability to grow our business could be harmed. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the

Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as ours and reduce the demand for our solutions.

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

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.2 million on our consolidated balance sheet as of December 31, 2012 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. We have significant operations in the Silicon Valley area of Northern California, a region known for seismic activity. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. These negative events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Because we do not carry earthquake insurance for direct quake-related losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. We have invested in the creation of a cloud offering certified under the Federal Information Security Management Act (FISMA) for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors' administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we will be required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the NASDAQ Global Market, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an "emerging growth company."

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

After we are no longer an "emerging growth company," we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, when applicable to us. In that regard, we currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to the Ownership of Our Common Stock
The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation. Factors affecting the market price of our common stock include:

•	variations in our revenue, billings, gross margin, operating results, free cash flow, loss per share and how these results compare to analyst expectations;

•	forward looking guidance that we may provide regarding financial metrics such as billings, revenue, gross margin, operating results, free cash flow, and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;

•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.
In addition, the stock markets in general and the NASDAQ Global Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks, especially security and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.
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

ITEM 1 B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, which includes our operations and research and development facilities, is located in Sunnyvale, California, and consists of 74,338 square feet of space under a lease that expires in 2014, with a three-year extension option.

We lease additional U.S. offices in Draper, Utah and Herndon, Virginia. We also lease offices in Toronto, Canada; Paris, France; Tokyo, Japan; Singapore; and Reading, United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future.

The following is a list of our locations and the primary functions.

Location	Primary function
Sunnyvale, California, U.S.	Research and development, sales, marketing and administration
Draper, Utah, U.S.	Research and development, sales, marketing and administration
Herndon, Virginia, U.S.	Sales
Toronto, Canada	Research and development, sales, marketing and administration
Reading, United Kingdom	Research and development, sales and marketing
Paris, France	Sales
Tokyo, Japan	Sales
Singapore	Sales

We operate nine data centers at third-party facilities throughout the world: four in the United States, two in Canada, one in the Netherlands, one in Germany and one in Australia.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, cash flows or financial condition.
As part of a pre-IPO due diligence review, we discovered a potential export violation involving the provision of web-based, email communication services through our Everyone.net service, which we acquired in October 2009. Our records indicate that there were two end-users who may have, for a portion of their respective service periods, been located in Iran, a U.S.‑designated state sponsor of terrorism. Our internal investigation has progressed and we have found that the issues identified are specific to the acquired Everyone.net system, which has a separate customer database and billing system from that of Proofpoint’s main businesses. We do not have any indication that these services were utilized by the Iranian government. The accounts of both end‑users were terminated in 2010 and accounted for approximately $14,500 in payments to us in 2009 and $6,000 in payments to us in 2010. Although we had ceased providing the services, we made a voluntary submission to OFAC on December 12, 2011 and a supplemental submission to OFAC on January 20, 2012, to report this potential violation. On November 2, 2012, OFAC issued a Cautionary Letter to us. The Cautionary Letter notified us that OFAC had closed the matter instead of pursuing any civil penalty.
In addition, we determined that subsequent to our acquisition of Fortiva in August 2008, we may have shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, may have required either a one-time product review or application for an encryption registration number in lieu of such product review. We have since acquired the appropriate encryption registration number. We have also made a voluntary submission and a supplemental submission to BIS to report this potential violation. On January 17, 2013, BIS issued a Warning Letter to us. The Warning Letter notified us that BIS would not be referring these violations to prosecution and had closed the matter. Our investigation of these matters has covered the last five fiscal years and we have not found any additional violations. We are in the process of supplementing our existing systems and procedures designed to ensure that we do not have any such violations in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock has traded on the NASDAQ Global Market since April 20, 2012, under the symbol PFPT. Prior to this date, there was no public market for our common stock. The following table set forth, for the periods, indicated, the high and low sales price of our common shares as reported by the NASDAQ Global Market.

		High	Low
Year Ended December 31, 2012
Second Quarter	April 20, 2012 - June 30, 2012	$17.14	$12.45
Third Quarter	July 1, 2012 - September 30, 2012	$16.90	$12.44
Fourth Quarter	October 1, 2012 - December 31, 2012	$14.14	$10.05

Holders of our Common Shares

As of January 31, 2013, there were 155 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, the terms of our equipment loan agreement with Silicon Valley Bank limit our ability to pay dividends.

Unregistered Sales of Equity Securities
We made no sales of unregistered securities during the quarter ended December 31, 2012.
Use of Proceeds from Public Offering of Common Stock
There has been no material change in the use of proceeds from our initial public offering in April 2012.
Stock Performance Graph

The following graph shows a comparison from April 20, 2012 through December 31, 2012, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes an investment of $100 on April 20, 2012 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

	4/20/2012	6/30/2012	9/30/2012	12/31/2012
Proofpoint, Inc.	100.00	120.38	105.47	87.43
NASDAQ Composite - Total Returns	100.00	98.09	104.50	101.93
NASDAQ Computer Index	100.00	96.61	102.81	95.61

The above stock Performance Graph and related information shall not be deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Proofpoint, Inc. made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables present selected historical financial data for our business. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We derived the consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$101,470	$73,896	$57,657	$42,135	$31,115
Hardware and services	4,825	7,942	7,133	6,393	7,128
Total revenue	106,295	81,838	64,790	48,528	38,243
Cost of revenue:(1)
Subscription	28,246	24,193	24,523	19,150	11,907
Hardware and services	4,867	5,537	4,082	3,309	3,850
Total cost of revenue	33,113	29,730	28,605	22,459	15,757
Gross profit	73,182	52,108	36,185	26,069	22,486
Operating expense:(1)
Research and development	24,827	19,779	17,583	11,831	10,926
Sales and marketing	55,239	42,676	31,161	27,883	32,439
General and administrative	12,693	9,237	7,465	5,678	5,224
Total operating expense	92,759	71,692	56,209	45,392	48,589
Operating loss	(19,577)	(19,584)	(20,024)	(19,323)	(26,103)
Interest income (expense), net	(108)	(300)	(340)	87	536
Other income (expense), net	(154)	113	(258)	(269)	(183)
Loss before provision for income taxes	(19,839)	(19,771)	(20,622)	(19,505)	(25,750)
Provision for income taxes	(521)	(370)	(243)	(233)	(138)
Net loss	$(20,360)	$(20,141)	$(20,865)	$(19,738)	$(25,888)
Net loss per share, basic and diluted	$(0.85)	$(5.03)	$(5.84)	$(6.14)	$(8.73)
Weighted average shares outstanding, basic and diluted(2)	24,056	4,005	3,575	3,212	2,964
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Stock-based compensation
Cost of subscription revenue	$657	$366	$357	$275	$178
Cost of hardware and services revenue	70	29	17	11	1
Research and development	1,869	1,247	1,010	848	519
Sales and marketing	3,103	1,976	1,113	1,030	703
General and administrative	1,622	930	868	732	707
Amortization of intangible assets
Cost of subscription revenue	$2,785	$3,772	$3,745	$3,371	$1,488
Research and development	30	1	—	—	—
Sales and marketing	461	769	637	408	163

(2)	Please see notes 12 of our notes to consolidated financial statements included elsewhere in this report for an explanation of the calculations of basic and diluted net loss per share of common stock.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$86,517	$12,714	$12,747	$11,317	$19,355
Property and equipment, net	8,560	7,353	4,630	4,455	3,861
Total assets	140,441	67,952	62,352	63,722	64,138
Debt, current and long term	4,012	4,981	264	741	723
Deferred revenue, current and long term	86,859	76,240	69,101	57,346	47,690
Convertible preferred stock	—	109,911	109,820	108,329	102,380
Total stockholders' equity (deficit)	33,808	(137,347)	(128,401)	(112,142)	(95,508)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled "Risk Factors" included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

•
In 2006, we combined our email encryption and DLP technologies to develop a new solution for policy-based encryption, enabling each outgoing message to be inspected for confidential content and automatically encrypted accordingly.

•
In 2007, we began selling our software-based virtual appliance, enabling our customers to deploy our solutions in a private cloud configuration. We also invested in international expansion by establishing a team in the United Kingdom as a precursor to the build out of our data center infrastructure, and launching operations in Germany and the Netherlands to support our customers outside of the United States.

•
In 2008, we introduced Proofpoint Enterprise Archive, a cloud-based email archiving solution that enables businesses to securely archive both their email and instant message conversations while enabling real-time access to the entire repository for quick and easy electronic discovery, or eDiscovery.

•
In 2009, we launched Proofpoint Encryption, a proprietary email encryption solution that improved the level of integration across our data protection suite and allowed us to phase out technology licensed from a third party. We also introduced a cloud-based email messaging service.

•	In 2010, we evolved our solutions to address new forms of messaging and information sharing in the enterprise such as social media and Internet-based collaboration and file sharing applications.

•
In 2011, we achieved FISMA certification for our cloud-based archiving and governance solution, enabling us to serve the rigorous security requirements of U.S. Federal agencies. We also introduced an integrated security offering in conjunction with VMware for its Zimbra Collaboration Server.

•
In 2012, we introduced Proofpoint Enterprise Governance, an information governance solution that provides organizations the ability to monitor and apply governance policies to unstructured information across the enterprise. We also introduced Proofpoint Targeted Attack Protection along with Proofpoint Secure Share. Proofpoint Target Attack Protection is a solution that uses big data analysis techniques to identify and apply additional security controls to suspicious messages. Proofpoint Secure Share allows enterprises to securely exchange large files with ease in a cloud-based environment.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our security-as-a-service platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our security-as-a-service platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, as evidenced by the fact that these sales consistently represent 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 89% of total revenue in 2010 to 95% in 2012.

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

We invoice our customers for the entire contract amount at the start of the term. The majority of these invoiced amounts is treated as deferred revenue on our consolidated balance sheet and is recognized ratably over the term of the contract. We invoice our strategic partners on a monthly basis, and the associated fees vary based upon the level of usage during the month by their customers. These amounts are recognized as revenue at the time of invoice.

Our deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue was approximately $7.6 million and $7.3 million as of December 31, 2012 and 2011, respectively. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We expect that the amount of unbilled deferred revenue will change depending upon the timing and duration of large customer subscription agreements, billing cycles and the timing of when unbilled deferred revenue is to be recognized as revenue. Additionally, the unbilled deferred revenue for multi-year subscription agreements that billed annually is typically high at the beginning of the contract period, low prior to renewal and increases when the agreement is renewed. Such fluctuations are not a reliable indicator of future revenues.

Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. In some cases, we provide a hardware appliance to those customers that elect to host elements of our solution behind their firewall. Increasing adoption of virtualization in the data center has led to a decline in the sales of our hardware appliances and a shift towards our software-based virtual appliances, which are delivered as a download via the Internet. Our hardware and services offerings carry lower margins and are provided as a courtesy to our customers. The revenue derived from these offerings has declined from11% of total revenue in 2010 to 5% of total revenue in 2012. We view this trend as favorable to our business and expect the overall proportion of total revenue derived from these offerings to continue to gradually decline.

The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Customers from outside of the United States represented 18%, 21% and 20% of total revenue for 2012, 2011 and 2010, respectively. As of December 31, 2012, we had approximately 2,700 customers around the world, including 27 of the Fortune 100. No single partner or customer accounted for more than 10% of our total revenue in 2011 or 2010, one customer accounted for 14% of our total revenue in 2012.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Key Opportunities and Challenges

The majority of costs associated with generating customer agreements are incurred up front. These upfront costs include direct incremental sales commissions, which are recognized upon the billing of the contract. The costs associated with the teams tasked with closing business with new customers and additional business with our existing customers have represented more than 90% of our total sales and marketing costs since 2008. Although we expect customers to be profitable over the duration of the customer relationship, these upfront costs typically exceed related revenue during the earlier periods of a contract. As a result, while our practice of invoicing our customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are limited in the period where these sales and marketing costs are incurred. Accordingly, an increase in the mix of new customers as a percentage of total customers would likely negatively impact our near-term operating results. On the other hand, we expect that an increase in the mix of existing customers as a percentage of total customers would positively impact our operating results over time. As we accumulate customers that continue to renew their contracts, we anticipate that our mix of existing customers will increase, contributing to a decrease in our sales and marketing costs as a percentage of total revenue and a commensurate improvement in our operating income.

As part of maintaining our security-as-a-service platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud-based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers' experience over time while also lowering our costs to deliver the service, as evidenced by our improvements in gross profit over the past three years. Our security-as-a-service platform is a shared infrastructure that is used by all of our approximately 2,700 customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.

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

While the majority of our current and prospective customers run their email systems on premise, we believe that there is a trend for large and mid-sized enterprises to migrate these systems to the cloud. While our current revenue derived from customers using cloud-based email systems continues to grow as a percentage of our total revenue, many of these cloud-based email solutions offer some form of threat protection and governance services, potentially mitigating the need for customers to buy these capabilities from third parties such as ourselves. We believe that we can continue to provide security, archiving, governance, and discovery solutions that are differentiated from the services offered by cloud-based email providers, and as such our platform will continue to be viewed as valuable to enterprises once they have migrated their email services to the cloud, enabling us to continue to derive revenue from this new trend toward cloud-based email deployment models.

We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive future revenue growth and profitability. For example, we plan to build out our infrastructure, develop our technology, offer additional security-as-a-service solutions, and expand our sales and marketing personnel both in North America and internationally. Accordingly, we expect that our total cost of revenue and operating expenses will continue to increase in absolute dollars, limiting our ability to achieve and maintain positive operating cash flow and profitability in the near term.

With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 18 to 23 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. Accordingly, when comparing 2012 with 2009, our cash flow related to operating activities improved by $10.5 million while our operating loss increased by $0.3 million. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Total revenue	$106,295	$81,838	$64,790
Growth	30%	26%	34%
Subscription revenue	$101,470	$73,896	$57,657
Growth	37%	28%	37%
Adjusted subscription gross profit	$76,666	$53,841	$37,236
% of subscription revenue	76%	73%	65%
Billings	$116,914	$88,977	$76,545
Growth	31%	16%	32%
Adjusted EBITA	$(4,543)	$(7,227)	$(9,016)

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

Adjusted subscription gross profit.

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

The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Subscription revenue	$101,470	$73,896	$57,657
Cost of subscription revenue	28,246	24,193	24,523
Subscription gross profit	$73,224	$49,703	$33,134
Add back:
Stock‑based compensation	657	366	357
Amortization of intangible assets	2,785	3,772	3,745
Adjusted subscription gross profit	$76,666	$53,841	$37,236

Billings.

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

The following unaudited table presents the reconciliation of total revenue to billings for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2012
	(in thousands)
Total revenue	$106,295	$81,838	$64,790
Deferred revenue
Ending	86,859	76,240	69,101
Beginning	76,240	69,101	57,346
Net change	10,619	7,139	11,755
Billings	$116,914	$88,977	$76,545

Adjusted EBITA.

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
The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net loss	$(20,360)	$(20,141)	$(20,865)
Depreciation	4,434	3,142	3,261
Amortization of intangible assets	3,276	4,542	4,382
Interest expense, net	108	300	340
Provision for income taxes	521	370	243
EBITDA	(12,021)	(11,787)	(12,639)
Stock‑based compensation expense	7,321	4,548	3,365
Acquisition‑related expense	3	125	—
Other income	(18)	(141)	(20)
Other expense	172	28	278
Adjusted EBITDA	$(4,543)	$(7,227)	$(9,016)

Components of Our Results of Operations

Revenue

We derive our revenue primarily through the license of various solutions and services on our security-as-a-service platform on a subscription basis, supplemented by the sales of training, professional services and hardware depending upon our customers' requirements.

Subscription.    We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract (see —Critical Accounting Policies). We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 89% of total revenue in 2010 to 95% in 2012.

Hardware and services.    We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. Effective January 1, 2011, we adopted the revenue recognition guidance of Accounting Standards Update (ASU) 2009-13 and ASU 2009-14, which mandate that our revenue derived from the sale of hardware be recognized at the time of shipment. Prior to the adoption of this new accounting guidance, hardware revenue was recognized ratably over the duration of the contract. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. The revenue derived from these hardware and services offerings has declined from 11% of total revenue in 2010 to 5% of total revenue in 2012. We view this trend as favorable to our business and expect the overall proportion of revenue derived from these offerings to continue to decline gradually.

Total Cost of Revenue

Cost of Revenue
Cost of Subscription Revenue.    Cost of subscription revenue primarily includes personnel costs, consisting of salaries, benefits, bonuses, and stock-based compensation, for employees who provide support services to our customers and operate our data centers. Other costs include fees paid to contractors who supplement our support and data center personnel; expenses related to the use of third-party data centers in both the United States and internationally; depreciation of data center equipment; amortization of licensing fees and royalties paid for the use of third-party technology; amortization of capitalized research and development costs; and the amortization of intangible assets related to prior acquisitions. Growth in subscription revenue generally consumes production resources, requiring us to gradually increase our cost of subscription revenue in absolute dollars as we expand our investment in data center equipment, the third party data center space required to house this equipment, and the personnel needed to manage this higher level of activity. However, our cost of subscription revenue has declined in recent periods as a percentage of its associated revenue as we have replaced third-party licensed technology with our proprietary technology, and we expect the benefit of these initiatives to continue in future periods.

Cost of Hardware and Services Revenue.    Cost of hardware and services revenue includes personnel costs for employees who provide training and professional services to our customers as well as the cost of server hardware shipped to our customers that we procure from third parties and configure with our software solutions. Effective January 1, 2012, in conjunction with the adoption of the new revenue recognition guidance, the cost of hardware is expensed at the time of shipment. Prior to the adoption of this new guidance, these hardware costs were recognized ratably over the duration of the contract with which they were sold. Our cost of hardware and services as a percentage of its associated revenue has been relatively consistent from period to period in the past, but with the adoption of our new accounting guidance we expect that it may gradually increase as a percentage of hardware and services revenue in future periods.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. Our headcount increased from 239 employees as of January 1, 2010 to 449 employees as of December 31, 2012. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business, however, we do not anticipate that our historical rates of headcount growth will continue over the longer term.

Research and Development.    Research and development expenses include personnel costs, consulting services and depreciation. Our research and development headcount increase reflects our ongoing investment in solutions developed internally as well as those added through acquisitions. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position, however, over the longer term, we intend to monitor these costs so as to decrease this spending as a percentage of total revenue. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, for software developed for internal use on behalf of our customers, we have capitalized costs of approximately $0.4 million, all of which was incurred during 2011, and is being amortized as cost of subscription revenue over a two-year period. For the software developed for use on our customers' premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.

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

General and Administrative.    General and administrative expenses include personnel costs, consulting services, audit fees, tax services, legal expenses and other general corporate items. We expect our general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our operations, hire additional personnel and transition from being a private company to a public company, although we expect these expenses to decrease as a percentage of total revenue.

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
Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although an ownership change occurred in a prior year, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event the Company has subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations

The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue:
Subscription	$101,470	$73,896	$57,657
Hardware and services	4,825	7,942	7,133
Total revenue	106,295	81,838	64,790
Cost of revenue:(1)
Subscription	28,246	24,193	24,523
Hardware and services	4,867	5,537	4,082
Total cost of revenue	33,113	29,730	28,605
Gross profit	73,182	52,108	36,185
Operating expense:(1)
Research and development	24,827	19,779	17,583
Sales and marketing	55,239	42,676	31,161
General and administrative	12,693	9,237	7,465
Total operating expense	92,759	71,692	56,209
Operating loss	(19,577)	(19,584)	(20,024)
Interest income (expense), net	(108)	(300)	(340)
Other income (expense), net	(154)	113	(258)
Loss before provision for income taxes	(19,839)	(19,771)	(20,622)
Provision for income taxes	(521)	(370)	(243)
Net loss	$(20,360)	$(20,141)	$(20,865)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2012	2011	2010
Revenue:
Subscription	95%	90%	89%
Hardware and services	5	10	11
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	27	30	38
Hardware and services	4	6	6
Total cost of revenue	31	36	44
Gross profit	69	64	56
Operating expense:(1)
Research and development	23	24	27
Sales and marketing	52	52	48
General and administrative	12	12	12
Total operating expense	87	88	87
Operating loss	(18)	(24)	(31)
Interest income (expense), net	—	—	(1)
Other income (expense), net	—	—	—
Loss before provision for income taxes	(18)	(24)	(32)
Provision for income taxes	(1)	(1)	—
Net loss	(19)%	(25)%	(32)%
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Stock-based compensation
Cost of subscription revenue	$657	$366	$357
Cost of hardware and services revenue	70	29	17
Research and development	1,869	1,247	1,010
Sales and marketing	3,103	1,976	1,113
General and administrative	1,622	930	868
Amortization of intangible assets
Cost of subscription revenue	$2,785	$3,772	$3,745
Research and development	30	1	—
Sales and marketing	461	769	637

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2012	2011	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Revenue
Subscription	$101,470	$73,896	$27,574	37%	$73,896	$57,657	$16,239	28%
Hardware and services	4,825	7,942	(3,117)	(39)%	7,942	7,133	809	11%
Total revenue	$106,295	$81,838	$24,457	30%	$81,838	$64,790	$17,048	26%

Subscription revenue increased $27.6 million and $16.2 million, or 37% and 28%, for 2012 and 2011. These increases were primarily due to a $24.3 million and $12.7 million increase in revenue from the United States and, to a lesser extent, a $3.2 million and $3.5 million increase from our international operations for 2012 and 2011, respectively. We increased personnel in the sales and marketing organization, which represented a 24% and 30% increase for 2012 and 2011, respectively in the size of the team from the prior year. These new resources directly contributed to the further growth in the sales capacity of our field sales organization and were the primary reason for the 30% and 26% overall growth in revenue for 2012 and 2011 from the previous years. We believe that the fundamental shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT, coupled with an ongoing improvement in economic conditions, led to the increase in demand for data protection and governance solutions.

Hardware and services revenue decreased $3.1 million and increased $0.8 million or (39%) and 11% for 2012 and 2011, respectively. Revenue from the United States contributed $2.7 million and international business accounted for $0.4 million of the decrease for 2012. Revenue from the United States contributed $0.7 million and international business accounted for $0.1 million of the increase for 2011. The fluctuation was attributable to our adoption of new revenue recognition guidance (as more fully described in our Critical Accounting Policies) effective January 1, 2011 under which revenue from sales of hardware appliances began to be recognized when sold.

Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2012	2011	$	%	2011	2010	$	%
					(in thousands)
Cost of revenue
Subscription	$28,246	$24,193	$4,053	17%	$24,193	$24,523	$(330)	(1)%
Hardware and services	4,867	5,537	(670)	(12)%	5,537	4,082	1,455	36
Total cost of revenue	$33,113	$29,730	$3,383	11%	$29,730	$28,605	$1,125	4%

Cost of subscription revenue increased $4.1 million and decreased $0.3 million or 17% and (1%) for 2012 and 2011, respectively. The changes in 2012 and 2011 were primarily due to increased data center costs of $0.9 million and $0.4 million associated with ongoing growth in usage by new and existing customers. Additionally depreciation increased $0.9 million and $0.2 million in 2012 and 2011 in support of the ongoing growth. An increase in personnel related expenses of $2.4 million and $0.8 million in 2012 and 2011 attributed to both operations and customer support, due to overall growth of our business. Royalty expense decreased $.4 million and $1.8 million in 2012 and 2011, driven by the replacement of third-party licensed technology, as well as improved economic terms associated with our ongoing licensing agreements.

Cost of hardware and services revenue decreased $0.7 million and increased $1.5 million, or (12%) and 36% for 2012 and 2011, respectively. The changes in 2012 and 2011 were primarily due to the adoption of the new revenue recognition guidance effective January 1, 2011 under which costs from sales of hardware appliances were recognized when the associated hardware revenue is recognized resulted in higher hardware costs in 2011. Accordingly, a decrease of $0.4 million and an increase of $1.5 million of these costs were a result of the change in revenue recognition guidance in 2011. Additionally, a decrease of $0.9 million and $0.2 million in 2012 and 2011 in appliance costs was attributable to a decrease in corresponding revenue, offset by an increase in services expense of $0.6 million and $0.2 million in 2012 and 2011 directly correlated to an increase in services revenue during the fiscal year.

Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2012	2011	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Research and development	$24,827	$19,779	$5,048	26%	$19,779	$17,583	$2,196	12%
Percent of total revenue	23%	24%			24%	27%

Research and development expenses increased $5.1 million and 2.2 million, or 26% and 12% for 2012 and 2011, respectively. The increases were primarily due to personnel related costs of $3.5 million and $2.0 million for 2012 and 2011. Additionally, facilities costs and corporate fees both increased $0.6 million in 2012 and no such increase in 2011 primary due to the acquisition related activities in 2011.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2012	2011	$	%	2011	2010	$	%
					(in thousands)
Sales and marketing	$55,239	$42,676	$12,563	29%	$42,676	$31,161	$11,515	37%
Percent of total revenue	52%	52%			52%	48%

Sales and marketing expenses increased $12.6 million and 11.5 million, or 29% and 37%, for 2012 and 2011, respectively. The increase in headcount on a worldwide basis resulted in increased personnel related costs of $7.6 million and $6.5 million, as well as an increase in travel expenses of $1.1 million and $1.0 million in 2012 and 2011, respectively. Additionally, as our business grew, commission expense increased by $2.6 million and $1.8 million for 2012 and 2011. Marketing program spending increased $0.5 million and $1.4 million in 2012 and 2011, respectively, as a result of our continued investment in lead generation programs, tradeshows and our corporate branding programs.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2012	2011	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
General and administrative	$12,693	$9,237	$3,456	37%	$9,237	$7,465	$1,772	24%
Percent of total revenue	12%	11%			11%	12%

General and administrative expenses increased $3.5 million and $1.8 million, or 37% and 24%, for 2012 and 2011, respectively. Personnel-related costs increased $2.6 million and $0.9 million for 2012 and 2011, respectively, in our transition to being a public company. Additionally, an increase of $0.8 million in both 2012 and 2011was related to external consulting fees and legal expenses.

Total Interest Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2012	2011	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Total interest income (expense), net	(108)	(300)	192	(64)%	(300)	(340)	40	(12)%

Total interest income (expense), net increased $0.2 million for 2012. The change for 2012 was primarily due to an increase of $0.1 million in interest income related to investments purchased subsequent to the IPO in April 2012. Additionally, interest expense decreased $0.1 million for 2012 as we continue to pay down our capital equipment loans. The change for 2011 was immaterial.

Total Other Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2012	2011	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Total other income (expense), net	$(154)	$113	$(267)	(236)%	$113	$(258)	$371	(144)%

Total other income (expense), net decreased $0.3 million and increased $0.4 million for 2012 and 2011, respectively. The change was primarily related to an increase in other expense due to loss sustained from foreign currency translation and a decrease in other income related to revaluation of Series B warrant in 2011.

Provision for Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2012	2011	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Provision for income taxes	$521	$370	$151	41%	370	243	$127	52%

Total income tax expense increased $0.2 million and $0.1 million, or 41% and 52% for 2012 and 2011, respectively. The 2012 change was primarily related to an increase in interest and penalties on uncertain tax positions as a result of the completion of a transfer pricing analysis. The 2011 change was primarily related to an increase in uncertain tax positions.

As of December 31, 2012, due to recent net cumulative losses and other negative evidence, a valuation allowance of approximately $4.2 million remains on certain  non-U.S. deferred tax assets that are not more-likely-than-not to be realized.  We evaluate our deferred tax asset valuation allowance position on a quarterly basis.  As a result, management believes a reversal of a significant portion of the Company's valuation allowance on non-U.S. deferred tax assets is possible in the next 12 months.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2012. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$27,460	$25,991	$24,750	$23,269	$21,363	$18,793	$17,663	$16,077
Hardware and services	1,189	1,093	1,193	1,350	1,328	1,693	2,217	2,704
Total revenue	28,649	27,084	25,943	24,619	22,691	20,486	19,880	18,781
Cost of revenue:(1)
Subscription	6,832	6,967	7,236	7,211	6,640	5,936	5,801	5,816
Hardware and services	1,401	1,163	1,134	1,169	1,111	1,313	1,530	1,583
Total cost of revenue	8,233	8,130	8,370	8,380	7,751	7,249	7,331	7,399
Gross profit	20,416	18,954	17,573	16,239	14,940	13,237	12,549	11,382
Operating expense:(1)
Research and development	6,460	6,262	6,224	5,881	5,363	4,594	4,881	4,941
Sales and marketing	15,488	14,126	13,450	12,175	12,606	10,779	9,846	9,445
General and administrative	3,822	3,141	2,964	2,766	3,054	2,043	2,092	2,048
Total operating expense	25,770	23,529	22,638	20,822	21,023	17,416	16,819	16,434
Operating loss	(5,354)	(4,575)	(5,065)	(4,583)	(6,083)	(4,179)	(4,270)	(5,052)
Interest income (expense), net	2	(7)	(43)	(60)	(42)	(70)	(112)	(76)
Other income (expense), net	(54)	109	(178)	(31)	(99)	(31)	94	149
Loss before provision for income taxes	(5,406)	(4,473)	(5,286)	(4,674)	(6,224)	(4,280)	(4,288)	(4,979)
Provision for income taxes	(91)	(119)	(232)	(79)	(201)	(33)	(30)	(106)
Net loss	$(5,497)	$(4,592)	$(5,518)	$(4,753)	$(6,425)	$(4,313)	$(4,318)	$(5,085)
_______________________________________________________________________________

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$214	$205	$109	$129	$85	$76	$107	$98
Cost of hardware and services revenue	24	20	15	11	9	7	6	7
Research and development	460	502	485	422	379	307	283	278
Sales and marketing	801	830	820	651	558	511	478	429
General and administrative	439	390	506	288	226	220	239	245
Total stock based compensation expenses	$1,938	$1,947	$1,935	$1,501	$1,257	$1,121	$1,113	$1,057
Amortization of intangible assets:
Cost of subscription revenue	$333	$333	$1,019	$1,100	$963	$949	$935	$925
Research and development	7	8	7	8	1	—	—	—
Sales and marketing	72	72	146	171	143	142	141	343
Total amortization of intangible assets	$412	$413	$1,172	$1,279	$1,107	$1,091	$1,076	$1,268

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Consolidated Statements of Operations Data:
Revenue:
Subscription	96%	96%	95%	95%	94%	92%	89%	86%
Hardware and services	4	4	5	5	6	8	11	14
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	24	26	28	29	29	29	29	31
Hardware and services	5	4	4	5	5	7	8	8
Total cost of revenue	29	30	32	34	34	36	37	39
Gross profit	71	70	68	66	66	64	63	61
Operating expense:
Research and development	23	23	24	24	24	22	25	26
Sales and marketing	54	52	52	50	56	53	50	51
General and administrative	13	12	11	11	13	10	10	11
Total operating expense	90	87	87	85	93	85	85	88
Operating loss	(19)	(17)	(19)	(19)	(27)	(21)	(22)	(27)
Interest income (expense), net	—	—	—	—	—	—	—	—
Other income (expense), net	—	—	(1)	—	—	—	—	1
Loss before provision for income taxes	(19)	(17)	(20)	(19)	(27)	(21)	(22)	(26)
Provision for income taxes	—	—	(1)	—	(1)	—	—	(1)
Net loss	(19)%	(17)%	(21)%	(19)%	(28)%	(21)%	(22)%	(27)%

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

We entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of December 31, 2012, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and no longer have the ability to draw on this equipment line. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at December 31, 2012 were $4.0 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness. As of December 31, 2012, we were in compliance with this financial covenant. See the notes to our consolidated financial statements for a description of our prior equipment loan.
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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$6,836	$(168)	$3,409
Net cash provided by (used in) investing activities	(50,735)	(7,353)	306
Net cash provided by financing activities	73,386	5,201	1,445

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

We generated $6.8 million of cash in operating activities in 2012. The generation of cash was the result of a net loss of $20.4 million, offset by non-cash expenditures of $15.6 million, which included depreciation, amortization, provision for allowance of bad debt and stock-based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash used in operations was further offset by an increase in deferred revenue of $10.6 million due to sales growth and a decrease in deferred product costs of $1.3 million. The remaining use of funds was due to the net change in working capital items, most notably an increase in accounts receivable of $2.4 million due to strong sales growth, an increase of $0.9 million in prepaid expenses and other current assets, and an increase in accrued liabilities of $3.5 million related to timing of compensation, employee stock purchase plan contribution and increase in tax liability.

We used $0.2 million of cash in operating activities in 2011. This use of cash was the result of a net loss of $20.1 million, offset by non-cash expenditures of $12.4 million million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash used in operations was further offset by an increase in deferred revenue of $7.1 million due to sales growth and a decrease in deferred product costs of $2.8 million. The remaining use of funds was due to the net change in working capital items, most notably an increase in accounts receivable of $2.7 million due to strong sales efforts during the last quarter of the fiscal year, an increase of $0.8 million in prepaid expenses and other current assets, and an increase in accrued liabilities of $0.7 million related to timing of compensation and capital expenditures.

Cash provided by operating activities in 2010 of $3.4 million was the result of a net loss of $20.9 million, offset by non-cash expenditures of $11.4 million, which included depreciation, amortization and stock-based compensation expense, due to headcount growth and investment in the business. This was further offset by an increase in deferred revenue of $11.8 million and a decrease in deferred product costs of $1.6 million as a result of our increased sales activity. The remaining use of funds of $0.5 million was from the net change in working capital items, most notably an increase in accounts receivable of $3.1 million due to growth and timing of increased sales, and increases in accounts payable and accrued liabilities of $1.0 million and $1.8 million respectively, related to timing of royalty, inventory, data center obligations, and employee compensation accruals.

Net Cash Flows Provided by (Used in) Investing Activities

Our primary investing activities have consisted of capital expenditures in support of expanding our infrastructure and workforce and the purchase and sale of short-term investments. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

We used $50.7 million of cash in investing activities during 2012. This was primarily due to purchases of short term investments of $60.1 million with proceeds generated from our initial public offering, offset by net proceeds of $15.3 million from sales and maturities of short-term investments. In addition, we used $5.9 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture.

We used $7.4 million of cash in investing activities during 2011. This was primarily from the net purchase of $2.3 million in short-term investments. In addition, we used $4.9 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud-based architecture.

Investing activities in 2010 resulted in net proceeds of $0.3 million. This was primarily from $3.7 million of net proceeds from short-term investments, offset by $3.4 million of equipment purchases used for infrastructure expansion and other fixed assets.

Net Cash Flows Provided by (Used in) Financing Activities

Cash provided by financing activities in 2012 was $73.4 million. This was primarily related to proceeds from our initial public offering, net of offering costs, of $68.3 million. Contributions also included $6.1 million of proceeds from the exercise of stock options, partially offset by $1.0 million in repayments under our equipment financing loans.

Cash provided by financing activities in 2011 was $5.2 million. This consisted of $1.2 million of proceeds from the exercise of stock options and borrowings under our new equipment line of $4.9 million during this period, partially offset by repayments under our equipment financing loans of $0.2 million and $0.7 million in earn-out payments.

Cash provided by financing activities in 2010 was $1.4 million. This consisted of proceeds from sales our Series F preferred stock financing of $1.5 million along with $1.2 million from the exercise of employee stock options, partially offset by repayment of equipment financing loans of $0.5 million and $0.8 million towards earn-out payments.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding leases for our office space and third-party data centers as well as equipment leases and loans for certain computer and office equipment. The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations(1)	$3,968	$1,642	$2,326	$—	$—
Interest expense payments(2)	226	146	80	—	—
Capital and operating lease obligations(3)	4,234	1,818	1,980	436	—
Purchase obligations(4)	2,256	1,924	332	—	—
Total	$10,684	$5,530	$4,718	$436	$—
_______________________________________________________________________________

(1)	Represents our outstanding debt under our equipment loan, including the loan and equipment agreement commencing April 2011.

(2)	Represents interest payments on our outstanding debt under our equipment loan, including the loan and equipment agreement commencing April 2011.

(3)	Consists of capital leases and contractual obligations under operating leases for office space, including the new facility lease commencing December 2012 and June 2013.

(4)	Consists of purchase obligations for servers and similar equipment to support our third-party data centers.

We entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. For more information about our equipment loan agreement please see "Liquidity and Capital Resources."

In March 2011, we entered into a lease agreement to occupy an additional 23,121 square feet of office space at our headquarters facility. The lease term is 39 months for 74,338 square feet in the aggregate, with a monthly rental of $74,338 commencing on April 1, 2011, and expiring on June 30, 2014.

In November 2012, we entered into a lease agreement to occupy 22,216 square feet of office space at our Canada facility. The lease term is 36 months with a monthly rental approximately $37,000 commencing on December 1, 2012, and expiring on November 30, 2015.

In December 2012, we entered into an amendment to the lease agreement to occupy an additional 3,202 square feet of office space at our Utah facility. The lease is 48 months for 18,532 square feet in the aggregate, with a monthly rent approximately $24,000 commencing on June 1, 2013 and expiring on May 31, 2017.

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

As of December 31, 2012, the amount of cash and cash equivalents held by our foreign subsidiaries was $11.7 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.5 million. We have provided an insignificant amount (less than $0.1 million) for these taxes in accordance with ASC 740-30-25, as it is our intention that these funds are permanently reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

Under the indemnification provisions of our standard customer agreements, we agree to indemnify, defend and hold harmless our customers against, among other things, infringement of any patents, trademarks or copyrights under any country's laws or the misappropriation of any trade secrets arising from the customer's legal use of our solutions. Certain indemnification provisions potentially expose us to losses in excess of the aggregate amount paid to us by the customer under the applicable customer agreement. No material claims have been made against us pursuant to these indemnification provisions to date.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of December 31, 2012, we had cash, cash equivalents, and short-term investments of $86.5 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2012 we had borrowings outstanding with principal amounts of $4.0 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rates of our borrowings range from 2.9% to 10.6%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates at December 31, 2012 would result in an insignificant impact to interest expense for 2013.

Foreign Currency Risk

Our sales to international customers are generally U.S. dollar-denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the statement of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction gain (losses) included in determining net loss were ($0.2 million), $8,000 and ($0.2 million) for 2012, 2011 and 2010, respectively. Transaction gains and losses are included in other income (expense), net.

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

Critical Accounting Policies

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, the disclosure of contingencies as of the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See "Risk Factors" for certain matters that may affect our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors.

Our significant accounting policies, including those considered to be critical accounting policies, are summarized in “Note 1 - The Company and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in this report. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition and deferred revenue;

•	Stock-based compensation;

•	Allowance for doubtful accounts;

•	Capitalized software costs;

•	Impairment of long lived assets; and

•	Income taxes.

Revenue Recognition and Deferred Revenue

We derive our revenue primarily from two sources: (1) subscription revenue for rights related to the use of our security-as-a-service platform and (2) hardware, training, and professional services revenue provided to customers related to their use of our platform. Subscription revenue is derived from a subscription-based enterprise licensing model with contract terms typically ranging from one to three years, and consists of (i) subscription fees from the licensing of our security-as-a-service platform, (ii) subscription fees for access to the on-demand elements of our platform and (iii) subscription fees for the right to access our customer support services.

We apply the provision of Accounting Standard Codification (ASC) 985-605, "Software Revenue Recognition," and related interpretations, to all transactions involving the licensing of software, as well as related support, training, and other professional services. ASC 985-605 requires revenue earned on software arrangements involving multiple elements such as software license, support, training, and other professional services to be allocated to each element based on the relative fair values of these elements. The fair value of an element must be based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value of each element is based on the price charged when the element is sold separately. Revenue is recognized when all of the following criteria are met as set forth in ASC 985-605:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collectability is probable.

We have analyzed all of the elements included in our multiple element arrangements and have determined that we do not have sufficient VSOE of fair value to allocate revenue to our subscription and software license agreements, support, training, and professional services. We defer all revenue under the arrangement until the commencement of the subscription services and any associated professional services. Once the subscription services and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement. If the professional services are essential to the functionality of the subscription, then the revenue recognition does not commence until such services are completed.

Our hosted on-demand service agreements do not provide customers with the right to take possession of the software supporting the hosted service. We recognize revenue from our on-demand services in accordance with ASC 605-20, and as such recognize revenue when the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery of our obligations to our customers has occurred;

•	Collection of the fees is probable; and

•	The amount of fees to be paid by the customer is fixed or determinable.

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance for multiple element arrangements (ASU 2009-13) to:

•
Provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

•
Require an entity to allocate revenue in an arrangement that has separate units of accounting using best estimated selling price (BESP) of deliverables if a vendor does not have VSOE of fair value or third-party evidence of selling price (TPE); and

•	Eliminate the use of the residual method and require an entity to allocate revenue using the relating selling price method to the separate unit of accounting.

Concurrently, the FASB amended the accounting guidance for revenue recognition (ASU 2009-14) to exclude hardware appliances containing software components and hardware components that function together to deliver the hardware appliance's essential functionality from the scope of the software revenue recognition guidance of ASC 985-605.
Prior to the adoption of ASU 2009-14, revenue derived from hardware appliance sales were recognized based on the software revenue recognition guidance. We could not establish VSOE of fair value for the undelivered elements in the arrangement, and therefore the entire fee from the arrangement was recognized ratably over the contractual term of the agreement. In addition, we were unable to establish VSOE of fair value of our hosted on-demand service agreements, and therefore the entire fee for the agreement was recognized ratably over the contractual term of the agreement.

As a result of the adoption of this new accounting guidance, revenue derived from our subscription services and hardware appliance sales are no longer subject to industry-specific software revenue recognition guidance. For all arrangements within the scope of the new guidance, including our hosted on-demand services, we evaluate each element in a multiple element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Revenue derived from the licensing of the security-as-a-service platform continues to be accounted for in accordance with the industry specific revenue recognition guidance.

When we are unable to establish the selling price of our non-software deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. We estimate the selling price for our subscription solutions by considering internal factors such as historical pricing practices and we estimate the selling price of our hardware and services using a combination of our historical costs paired with external measurements regarding the pricing of similar products and services in similar industries. As there is a significant amount of judgment when determining BESP, we regularly review all of our assumptions and inputs around BESP and maintain internal controls over the establishment and updates of these estimates.

Hardware appliance revenue is recognized upon shipment. Subscription and support revenue are recognized over the contract period commencing on the start date of the contract. Professional services and training, when sold with hardware appliances or subscription and support services, are accounted for separately when those services have standalone value. In determining whether professional services and training services can be accounted for separately from subscription and support services, we consider the following factors: availability of the services from other vendors, the nature of the services, and the dependence of the subscription services on the customer's decision to buy the professional services. If professional services and training do not qualify for separate accounting, we recognize the professional services and training ratably over the contract term of the subscription services.

Delivery generally occurs when the hardware appliance is delivered to a common carrier freight on board shipping point by us or the hosted service has been activated and communicated to the customer accordingly. Our fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become paid.

We assess collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2012, we have not experienced any significant credit losses.

We elected to adopt this new guidance in the first quarter of 2011 for new and materially modified revenue arrangements originating after January 1, 2011. Prior to the adoption of this new accounting guidance, hardware revenue was recognized ratably over the duration of the contract. Accordingly, as of December 31, 2010, our deferred revenue balance reflected amounts yet to be recognized under our then-current accounting practices. These deferred amounts will continue to be recognized ratably under their original amortization schedules until the end of the associated contract term. As such, until the end of these contract periods, we will recognize hardware revenue both from sales in prior periods subject to the original accounting guidance as well as from sales in current periods subject to the new accounting guidance, with the principal impact being in 2011 and to a lesser extent 2012 and future periods. Given the marginal contribution toward profitability of our hardware appliances, we do not expect this transition to contribute materially toward our profitability.

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718, which requires non-public companies that used the minimum value method under ASC 718 for either recognition or pro forma disclosures to apply ASC 718 using the prospective-transition method. In accordance with ASC 718, we recognize the compensation cost of employee stock-based awards granted subsequent to December 31, 2005 in the statement of operations using the straight-line method over the vesting period of the award.

The following table set for the stock-based compensation expense included in the related consolidated financial statement line items:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$657	$366	$357
Cost of hardware and services revenue	70	29	17
Research and development	1,869	1,247	1,010
Sales and marketing	3,103	1,976	1,113
General and administrative	1,622	930	868

We estimated the fair value of each option granted using the Black-Scholes option pricing model using the following assumptions for the periods presented in the table below:

Year Ended December 31,
	2012	2011	2010
Estimated volatility	59% - 60%	59%-61%	60%-61%
Estimated dividend yield	—%	—%	—%
Expected term (years)	5.50 - 6.08	5.85 - 6.08	6 - 6.08
Risk-free rate	0.9% - 1.2%	1.2%-2.5%	1.8%-2.8%

As of each stock option grant date, we considered the fair value of the underlying common stock, determined as described below, in order to establish the options exercise price.

As our common stock has been publicly traded less than a year, and therefore a lack of company-specific historical and implied volatility data, we have determined the share price volatility for options granted based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. We analyzed a population of possible comparable companies and selected those for our peer group that we considered to be the most comparable to us in terms of industry business model, revenue, growth and gross profit margins. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation.

The expected life of options granted has been determined utilizing the "simplified" method as permitted by the SEC. The risk-free interest rate is based on a daily treasury yield curve rate whose term is consistent with the expected life of the stock options. We have not, historically, paid and, in the future, do not anticipate paying cash dividends on our shares of common stock and therefore, the expected dividend yield is assumed to be zero.

In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We apply an estimated forfeiture rate based on our historical forfeiture experience.

Prior to our IPO, we have historically granted stock options at exercise prices no less than the fair market value as determined by our board of directors, with input from management and a third-party valuation firm.

We used a third-party valuation firm to assist us with the development of contemporaneous valuations. Our board of directors determined the fair value of our common stock on the date of grant based on a number of factors including:

•	Our performance, growth rate and financial condition at the approximate time of the option grant;

•	The value of companies that we consider peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors;

•	Changes in the company and our prospects since the last time the board approved option grants and made a determination of fair value;

•	Amounts recently paid by investors for our common stock and convertible preferred stock in arm's-length transactions with stockholders;

•	The rights, preferences and privileges of preferred stock relative to those of our common stock;

•	Future financial projections; and

•	Valuations completed in conjunction with, and at the time of, each option grant.

For our valuations we calculated the enterprise value by applying both the market approach and the income approach. In the market approach the valuations and outcomes of comparable peer companies in the public market were reviewed. The income approach consists of a discounted cash flow analysis. The methodology we use derives equity values utilizing a probability-weighted expected return method. Under this approach, various potential liquidity events are identified and each possible outcome is assigned a probability based on discussion with our management. For each of the possible events, a range of future equity values is estimated based on both the market and income approaches where applicable, applying various possible dates for each event. The timing of these events is based on discussion with our management. For each future equity liquidity value scenario, the rights and preferences of each stockholder class are considered in order to determine the appropriate allocation of value to common shares. The value of each common share is then multiplied by a discount factor derived from the calculated discount rate and the expected timing of the event. The value per common share, taking into account sensitivities to the timing of the event, is then multiplied by an estimated probability for each of the possible events. The calculated value per common share under a private company scenario is then discounted for a lack of marketability. A probability-weighted value per share of common stock is then determined. Under this approach, the value of our common stock is estimated based upon an analysis of values for our common stock assuming the following various possible future events for the company, including initial public offering, strategic merger or sale, remaining a private company, and dissolution of the business with no resulting value to common stockholders.

Allowance for Doubtful Accounts

We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history; in addition, we perform periodic evaluations of our customers' financial condition. Credit losses historically have not been material, which is directly attributable to our subscription-based services model, enabling us to immediately discontinue the availability of the services in question in the event of non-payment. Through December 31, 2012, we have not experienced any significant credit losses.

Capitalized Software Costs

Our research and development efforts include both software created for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. As such, we consider both ASC 350-40 and ASC 985-20 when accounting for our research and development costs.

ASC 350-40, Internal-Use Software, contains the following provisions: (1) Preliminary project costs are expensed as incurred; (2) All costs associated with the development of the application are to be capitalized; and (3) All costs associated with the post-implementation operation of the software shall be expenses as incurred. As well, the costs for all upgrades and enhancements to the originally developed software may be capitalized if additional functionality is added. Accordingly, we capitalize certain software development costs, including the costs to develop new solutions or significant enhancements to existing solutions, which are developed or obtained for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally two years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. To date in 2012, we have capitalized costs of approximately $0.4 million in aggregate under ASC 350-40.

ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, contains the following provisions: (1) all costs to establish the technological feasibility shall be expensed when incurred; (2) costs of producing product masters incurred subsequent to establishing technological feasibility shall be capitalized; and (3) capitalization of computer software costs shall cease when the product is available for general release to customers. Accordingly, software development costs related to software services to be distributed and sold are capitalized once technological feasibility has been established and prior to the general availability of the solution, with amortization determined for each individual solution based on the solution's expected economic life. For all development projects subject to this accounting guidance, the costs to establish technological feasibility have been expensed as incurred. To date, all costs subsequent to technological feasibility but prior to general availability have not been material and as such we have not capitalized any costs associated with projects subject to ASC 985-20. All costs subsequent to general availability have been expensed as incurred.

Impairment of Long Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, we evaluate long-lived assets, such as property and equipment and intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No assets were determined to be impaired to date.

Income Taxes

We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which differences are expected to be reversed. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

We have elected to use the "with and without" approach as described in ASC 740-20, Intraperiod Tax Allocation, in determining the order in which tax attributes are utilized. As a result, we will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the impact of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statement of operations.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The American Taxpayer Relief Act of 2012 extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after Dec. 31, 2011. The impact will be considered in the period of enactment, which is the first quarter of 2013, but will not create a financial statement benefit due to the Company's valuation allowance in the United States.

Recent Accounting Pronouncements

See "Note 1 - The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.+

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages F-1 through F-32 of this Form 10-K, and in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of December 31, 2012, that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's annual Report on Internal control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters will be set forth under the headings "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership compliance" in the definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated into this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding related party transactions and director independence will be set forth under the headings “Executive Compensation" in the Proxy Statement and is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding related party transactions and director independence will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding related party transactions and director independence will be set forth under the headings “Board of Directors and Committees of the Board", “Related Party Transactions" in the Proxy Statement and is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding related party transactions and director independence will be set forth under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement and is incorporated into this report by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) Financial Statements

The list of consolidated financial statements and schedules set forth in the accompanying Index to the Consolidated Financial Statements at page F-1 of this annual report is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this annual report.

(2) Financial Statement Schedules

The schedule required by this item is included in Note 4 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(b)

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed or incorporated by reference as part of this annual report on Form 10-K. See Exhibit Index immediately following the Signature Pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Proofpoint, Inc. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the financial statements, the Company changed the manner in which it accounts for revenue recognition related to multiple element arrangements in 2011.

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 8, 2013

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	At December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$39,254	$9,767
Short-term investments	47,263	2,947
Accounts receivable, net of allowance for doubtful accounts of $187 and $233 at December 2012 and 2011	18,115	15,789
Inventory	567	729
Deferred product costs, current	1,184	1,803
Prepaid expenses and other current assets	3,491	2,556
Total current assets	109,874	33,591
Property and equipment, net	8,560	7,353
Deferred product costs, noncurrent	326	987
Goodwill	18,557	18,557
Intangible assets, net	2,913	6,189
Other noncurrent assets	211	1,275
Total assets	$140,441	$67,952
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,496	$3,504
Accrued liabilities	12,078	10,061
Notes payable and lease obligations	1,658	467
Deferred rent	462	517
Deferred revenue	62,642	52,836
Total current liabilities	79,336	67,385
Notes payable and lease obligations, noncurrent	2,354	4,514
Other long term liabilities, noncurrent	726	85
Deferred revenue, noncurrent	24,217	23,404
Total liabilities	106,633	95,388
Commitments and contingencies (Note 7)
Convertible preferred stock (Note 9), $0.0001 par value— no shares authorized, issued and outstanding as of December 31, 2012 and 39,424 shares authorized, 38,942 shares issued and outstanding at December 31, 2011, net of issuance costs and liquidation preference of $110,338	—	109,911
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2012; no shares authorized, issued and outstanding at December 31, 2011	—	—
Common stock, $0.0001 par value—200,000 and 71,400 shares authorized at December 31, 2012 and 2011, respectively; 33,044 and 4,961 shares outstanding at December 31, 2012 and 2011, respectively	3	1
Additional paid-in capital	216,280	24,773
Accumulated other comprehensive income (loss)	3	(3)
Accumulated deficit	(182,478)	(162,118)
Total stockholders' equity (deficit)	33,808	(137,347)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$140,441	$67,952

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Subscription	$101,470	$73,896	$57,657
Hardware and services	4,825	7,942	7,133
Total revenue	106,295	81,838	64,790
Cost of revenue:(1)(2)
Subscription	28,246	24,193	24,523
Hardware and services	4,867	5,537	4,082
Total cost of revenue	33,113	29,730	28,605
Gross profit	73,182	52,108	36,185
Operating expense:(1)(2)
Research and development	24,827	19,779	17,583
Sales and marketing	55,239	42,676	31,161
General and administrative	12,693	9,237	7,465
Total operating expense	92,759	71,692	56,209
Operating loss	(19,577)	(19,584)	(20,024)
Interest income (expense), net	(108)	(300)	(340)
Other income (expense), net	(154)	113	(258)
Loss before provision for income taxes	(19,839)	(19,771)	(20,622)
Provision for income taxes	(521)	(370)	(243)
Net loss	$(20,360)	$(20,141)	$(20,865)
Net loss per share, basic and diluted	(0.85)	(5.03)	(5.84)
Weighted average shares outstanding, basic and diluted	24,056	4,005	3,575

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$657	$366	$357
Cost of hardware and services revenue	70	29	17
Research and development	1,869	1,247	1,010
Sales and marketing	3,103	1,976	1,113
General and administrative	1,622	930	868
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$2,785	$3,772	$3,745
Research and development	30	1	—
Sales and marketing	461	769	637

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net loss	$(20,360)	$(20,141)	$(20,865)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Unrealized gains (losses) on investments, net	6	(3)	1
Other comprehensive income (loss), before tax	6	(3)	1
Tax benefit (provision) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net tax	6	(3)	1
Comprehensive loss	$(20,354)	$(20,144)	$(20,864)

See accompanying Notes to the Consolidated Financial Statements.

Proofpoint, Inc.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2009	38,611	108,329	3,299	1	8,970	—	(1)	(121,112)	(112,142)
Net loss	—	—	—	—	—	—	—	(20,865)	(20,865)
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	1		1
Issuance of Series F preferred stock for cash, net of issuance costs of $9	282	1,491	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,365	—	—	—	3,365
Stock options exercised	—	—	530	—	1,231	—	—	—	1,231
Vesting of early exercise options	—	—	—	—	9	—	—	—	9
Balances at December 31, 2010	38,893	109,820	3,829	1	13,575	—	—	(141,977)	(128,401)
Net loss	—	—	—	—	—	—	—	(20,141)	(20,141)
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	(3)	—	(3)
Issuance of Series B preferred stock upon net exercise of warrants	49	91	—	—	—	—	—	—	—
Issuance of common stock as part of the consideration for acquisitions	—	—	677	—	5,406	—	—	—	5,406
Fair value of vested restricted stock units assumed in connection with acquisition	—	—	—	—	58	—	—	—	58
Stock-based compensation expense	—	—	—	—	4,548	—	—	—	4,548
Stock options exercised	—	—	456	—	1,178	—	—	—	1,178
Repurchase of stock options	—	—	(1)	—	(4)	—	—	—	(4)
Vesting of early exercise options	—	—		—	12	—	—	—	12
Balances at December 31, 2011	38,942	109,911	4,961	1	24,773	—	(3)	(162,118)	(137,347)
Net loss	—	—	—	—	—	—	—	(20,360)	$(20,360)
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	6	—	$6
Issuance of common stock in April 2012 initial public offering at $13.00 per share, net of issuance costs of $7,879	—	—	5,860	1	68,294	—	—	—	$68,295
Conversion of preferred stock into shares of common stock	(38,942)	(109,911)	19,567	1	109,910	—	—	—	$109,911
Stock-based compensation expense	—	—	—	—	7,321	—	—	—	$7,321
Stock options exercised	—	—	2,543	—	4,946	—	—	—	$4,946
Issuance of common stock in connection with vested restricted stock units assumed with acquisition	—	—	21	—	—	—	—	—	$—
Restricted stock withholding taxes net-settlement	—	—	(7)	—	(83)	—	—	—	$(83)
Issuance of common stock under employee stock purchase plan	—	—	99	—	1,093	—	—	—	$1,093
Vesting of early exercise options	—	—	—	—	26	—	—	—	$26
Balances at December 31, 2012	—	$—	33,044	$3	$216,280	—	$3	$(182,478)	$33,808

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(20,360)	$(20,141)	$(20,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,710	7,684	7,643
Gain (loss) on disposal of property and equipment	—	—	(11)
Accretion of investments	520	—	—
Provision for allowance for doubtful accounts	54	8	44
Stock issued for services	—	—	29
Stock-based compensation	7,321	4,548	3,365
Change in fair value of warrant liability	—	(66)	73
Change in fair value of contingent earn-outs	—	208	297
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,380)	(2,702)	(3,116)
Inventory	162	(144)	348
Deferred products costs	1,280	2,779	1,610
Prepaid expenses and other current assets	(934)	(778)	(250)
Noncurrent assets	97	168	(43)
Accounts payable	(683)	300	1,001
Accrued liabilities	3,485	722	1,759
Earn-out payment(1)	—	(285)	(220)
Deferred rent	(55)	447	(10)
Deferred revenue	10,619	7,084	11,755
Net cash provided by (used in) operating activities	6,836	(168)	3,409
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	15,264	2,791	5,149
Purchase of short-term investments	(60,095)	(5,080)	(1,418)
Purchase of property and equipment, net	(5,904)	(4,930)	(3,425)
Acquisitions of business (net of cash acquired)	—	(134)	—
Net cash provided by (used in) investing activities	(50,735)	(7,353)	306
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	6,060	1,199	1,211
Proceeds from issuance of convertible preferred stock, net of repurchases and issuance costs	—	—	1,491
Proceeds from initial public offering, net of offering costs	68,295	—	—
Proceeds from equipment financing loans	—	4,925	—
Repayments of equipment financing loans	(969)	(208)	(477)
Earn-out payment(1)	—	(715)	(780)
Net cash provided by financing activities	73,386	5,201	1,445
Net increase (decrease) in cash and cash equivalents	29,487	(2,320)	5,160
Cash and cash equivalents
Beginning of period	9,767	12,087	6,927
End of period	$39,254	$9,767	$12,087
Supplemental disclosures of cash flow information
Cash paid for interest	$49	$97	$63
Cash paid for taxes	370	210	206
Supplemental disclosure of noncash investing and financing activities
Common stock issued in connection with acquisition	—	5,406	$—
Fair value of vested restricted stock units assumed in connection with acquisition	—	58	—
Issuance of Series B preferred stock upon net exercise of warrants	—	91	—
Unpaid deferred initial public offering costs	—	967	—
Unpaid purchase of property and equipment	659	931	136
_______________________________________________________________________________

(1)
The consolidated statement of cash flows for the year ended December 31, 2010 has been revised to reflect the correction of an immaterial error related to the classification of an earn-out payment in the consolidated statements of cash flows.

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Notes to Consolidated Financial Statements
(dollars and share amounts in thousands, except per share amounts)

1. The Company and Summary of Significant Accounting Policies

The Company

Proofpoint, Inc. (the "Company") was incorporated in Delaware in June 2002 and is headquartered in California.

Proofpoint is a pioneering security-as-a-service vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. The Company's security-as-a-service platform is comprised of a number of data protection solutions, including threat protection, regulatory compliance, archiving and governance, and secure communication.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In 2011, we acquired GFI Software Ltd. and NextPage, Inc. The consolidated financial statements include the results of operations from these business combinations from their date of acquisition. Additional disclosure related to the acquisition is provided in Note 2, "Acquisitions."

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
Foreign Currency Remeasurement and Transactions

The Company's sales to international customers are generally U.S. dollar-denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for the Company's wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statement of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gain (losses) included in determining net loss were $(157), $8 and $(187) for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash, Cash Equivalents and Short-term Investments

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and certain types of commercial paper. Cash and cash equivalents were $39,254 and $9,767 as of December 31, 2012 and 2011, respectively. Short-term investments consist of readily marketable securities with maturity dates within three months from the date of purchase and include certain types of commercial paper, corporate bonds, debt securities and certificates of deposit. Short-term investments were $47,263 and $2,947 as of December 31, 2012 and 2011, respectively, and all were classified as available-for-sale and were carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in “other income (expense), net.” Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method.
Inventories

Inventories are stated at lower of cost or market value, with costs computed on a first-in, first-out basis. Cost is determined using standard costs which approximate actual costs. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.
Inventories held at December 31, 2012 and 2011 consist of finished goods.

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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2012, the Company has not experienced significant credit losses.
Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract, which typically ranges from 12 to 36 months.

Deferred Product Costs

Deferred product costs are the incremental costs that are directly associated with each noncancelable customer contract or hosting agreement and primarily consist of cost of appliances and royalty payments made to third parties, from whom the Company has obtained licenses to integrate certain software into its products. The costs are deferred and amortized over the noncancelable term of the related customer contract or hosting agreement, which typically range from 12 to 36 months.

Software Development Costs

We capitalize certain software development costs, including the costs to develop new software solutions or significant enhancements to existing solutions, which are developed or obtained for internal use. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally two years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred.

Software development costs related to software services to be sold are capitalized when technological feasibility has been established. Amortization of capitalized software development costs will begin as each product is available for general release to customers. Amortization will be computed on an individual solution basis for those solutions available for market and will be recognized based on the solution's economic life. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technology feasibility. Costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any development costs to date.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which is generally one to three years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the asset or improvement. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. When

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in other income (expense), net.

Impairment of Long-Lived Assets

In accordance with ASC 360, "Property, Plant, and Equipment," the Company evaluates long-lived assets, such as property and equipment, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No assets were determined to be impaired to date.

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any significant advertising and promotion expenses during the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, "Intangibles—Goodwill and Other," and performs an annual goodwill impairment test during the fourth quarter of the Company's fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified by the Company during the years ended December 31, 2012, 2011 and 2010.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company's cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company's credit risk, the carrying value of the note payable approximates its fair value.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Warranty

The Company provides limited warranties on all sales and provides for the estimated cost of the warranties at the date of sale, to the extent not already provided by its own vendors. The estimated cost of warranties has not been material to date.

Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be reversed.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

The Company has elected to use the "with and without" approach as described in ASC 740-20, "Intraperiod Tax Allocation," in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the impact of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statement of operations.

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, "Compensation—Stock Compensation" using the prospective transition method prescribed for private companies. Using the prospective transition method, compensation expense recognized includes the compensation cost for all share-based payment awards granted to employees subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Stock compensation expense is recognized on a straight-line basis over the requisite service period of the award, which generally equals the vesting period.
Under ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is computed based on historical data of employee turnover and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures are recognized in the period of change and will impact the amount of stock compensation expenses to be recognized in future periods.

Stock-based compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. In addition, ASC 718 requires the cash flows resulting from the tax benefits due to tax deductions on stock option exercises in excess of the stock-based compensation expense recognized (excess tax benefits) to be classified in the financing activities section of the consolidated statements of cash flows. During the years ended December 31, 2012, 2011 and 2010, the Company did not recognize any excess tax benefits.

The Company accounts for stock options issued to non-employees in accordance with the provisions of ASC 505-50 using a fair-value approach. The measurement of stock-based compensation for non-employees is subject to periodic adjustments as the options vest, and the expense is recognized over the period over which services are received. stock-based compensation expense for non-employees has not been material for all periods presented.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive income (loss) consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company adopted guidance issued by the FASB amending the presentation of the Statement of Comprehensive Income. The amended guidance eliminates the current option to report other comprehensive income and its components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company implemented this guidance in the first quarter ended March 31, 2012.
Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amended guidance requires an entity to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income in the same reporting period. The guidance is effective prospectively for the reporting periods beginning after December 15, 2012. The Company does not anticipate the adoption of the amended guidance to have significant impact on its consolidated financial statements.

2. Acquisitions

Everyone.net, Inc.

On October 21, 2009, the Company acquired 100% of the outstanding shares of Everyone.net, Inc. ("EDN"), in exchange for cash payment of $5,496, cash settlement of EDN's outstanding debts totaling $1,330, issuance of 94 shares of Series F preferred stock at its fair value of $1,000 ($10.64 per share). Additionally, the Company agreed to pay additional earn-out consideration ("earn-out") of up to $2,000 through November 2011, such earn-out being contingent upon the achievement of specified financial targets. The initial fair value of the earn-out of $1,495 was recorded as part of the purchase consideration. The change in fair value of the earn-out of $208 and $297 during the years ended December 31, 2011 and 2010, respectively, was recognized as a charge to interest income (expense), net for the year. During the year ended December 31, 2010, the Company paid $1,000 of earn-out to the sellers. The remaining payout of $1,000 was paid in December 2011 given that the performance criteria had been met at December 31, 2011. The Company also received $180 during the year ended December 31, 2010, as a working capital adjustment following the closing of the acquisition and such amount was recorded in the consolidated statement of operations as an offset to related expenses incurred and included in general and administrative expenses.

Spam and Open Relay Blocking System (“SORBS”)
On June 30, 2011, the Company entered into an asset purchase agreement (the “SORBS Agreement”) with GFI Software Ltd., a British Virgin Islands corporation.
Under the terms of the SORBS agreement, the Company paid consideration of $200 for intellectual property and fixed assets with $40 being held in escrow to secure indemnification obligations, which was released from escrow in September 2012. The acquisition related costs of $29 incurred by the Company was charged to operating expenses in the year ended December 31, 2011.
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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$46	1 year
Liabilities assumed	—
Developed technology	34	2 years
Customer relationships	—
Vendor relationships	—
Goodwill	120	Indefinite
	$200

NextPage, Inc.

On December 23, 2011, the Company entered into an Agreement of Merger (the "NextPage Agreement") with NextPage, Inc. ("NextPage"), a Delaware corporation, by which the Company acquired 100% of the outstanding shares of NextPage. Under the terms of the NextPage Agreement, the acquisition was completed in exchange for a cash payment of $1 and the issuance of 677 shares of the Company's common stock at its fair value of $5,406 ($7.98 per share) and the assumption of 23 restricted stock units ("RSUs") valued at $180 ($7.98 per unit). Of the 23 RSUs assumed, 14 were fully vested on the date of acquisition. The fair value of the vested RSUs of $58 were included in the purchase price consideration. The acquisition related costs of $3 and $97 incurred by the Company was charged to general and administrative expense in the years ended December 31, 2012 and December 31, 2011, respectively. The results of NextPage's operations have been included in the consolidated financial statements since the acquisition date. The Company's revenue for the year ended December 31, 2012 included $702 of revenue recognized related to the NextPage acquisition.

The Company acquired NextPage for its file archiving and governance capabilities and will incorporate this technology into its Enterprise Governance solution. This will provide the Company additional scale to its existing business in the United States. The total purchase price was as follows:

Common stock (677 shares)	$5,406
Restricted stock units (14 shares)	58
Cash Paid	1
$5,465

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The goodwill was not deductible for tax purposes. The following table summarizes the allocation of the purchase price and the estimated useful lives of the identifiable intangible assets acquired as of the date of the acquisition:

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$413
Liabilities assumed	(353)
Trade name	18	2 years
Customer relationships	146	4 years
Non-compete agreements	106	2 years
Patent	50	4 years
NextPage technology	2,580	4 years
Goodwill	2,505	Indefinite
	$5,465

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and companies that were acquired since the beginning of fiscal year 2010. The pro forma financial information includes the business combination accounting effects from the acquisitions including amortization charges from acquired intangible assets and the related tax effects as though the aforementioned companies were combined as of the beginning of 2010. The unaudited pro forma financial information for the years ended December 31, 2012, 2011 and 2010, as
Proofpoint, Inc. presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2010.

	Year Ended
	December 31,
	2012	2011	2010
Revenue	$106,295	$83,152	$66,026
Net loss	(20,360)	(21,930)	(21,941)
Basic and diluted net loss per share	(0.85)	(5.48)	(6.14)

3. Concentration of Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

The Company limits its concentration of risk in cash equivalents and short-term investments by diversifying its investments among a variety of industries and issuers and by limiting the average maturity to one year or less. The Company's professional portfolio managers adhere to this investment policy as approved by the Company's Board of Directors.

The Company's investment policy is to invest only in fixed income investments denominated and payable in U.S. dollars. Investment in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers' acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities are allowed. The Company does not invest in auction rate securities, futures contracts, or hedging instruments.

The Company's accounts receivables are derived from revenue earned from customers primarily located in the United States of America. The Company performs periodic evaluations of its customers' financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable, and maintains an allowance for doubtful accounts. Credit losses historically have not been significant.

The following customer accounted for more than 10% of total revenue in the year ended December 31, 2012. No single customer accounted for more than 10% of total revenue in the years ended December 31, 2011 or 2010.

	Year Ended
	December 31,
	2012	2011	2010
Customer A	14%	*	*

* indicates less than 10% of total revenue during the period.

At December 31, 2011, there were no customers that accounted for more than 10% of total accounts receivable. At December 31, 2012 the following customer accounted for more than 10% of total accounts receivable:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	As of
	December 31,
	2012	2011
Customer A	10%	*
* indicates less than 10% of total accounts receivable.

At December 31, 2012 and 2011, the following vendor accounted for more than 10% of total accounts payable:

	As of
	December 31,
	2012	2011
Vendor A	22%	15%
Vendor B	*	11%

* indicates less than 10% of total accounts payable.
4. Balance Sheet Components

Allowance for doubtful accounts activity and balances are presented below:

	Balance at Beginning of Period	Additions to Costs and Expenses	Write Offs	Balance at End of Period
Year ended December 31, 2010	$296	$44	$(83)	$257
Year ended December 31, 2011	257	8	(32)	233
Year ended December 31, 2012	233	54	(100)	187

Property and equipment at December 31, 2012 and 2011, consist of the following:

	Useful Life (in years)	December 31,
		2012	2011
Computer equipment	2 to 3	$22,204	$18,298
Software	2	1,712	1,539
Furniture	5	76	48
Office equipment	2	347	341
Leasehold improvements	5 years or shorter of the lease term	1,217	539
Other	2	54	54
Construction in progress		1,158	559
		26,768	21,378
Less: Accumulated depreciation and amortization		(18,208)	(14,025)
		$8,560	$7,353

Property and equipment acquired under capital leases:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	December 31,
	2012	2011
Computer equipment	$341	$386
Less: Accumulated depreciation	(269)	(371)
	$72	$15

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was approximately $4,434, $3,142, and $3,261, respectively. This included depreciation expense for assets under capital leases of $42, $151, $164 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company capitalized software development costs of $400 for the year ended December 31, 2011. Amortization of capitalized software development costs was approximately $200 and $41 for the years ended December 31, 2012 and 2011, respectively. Unamortized capitalized software development costs for the years ended December 31, 2012 and 2011, were $159 and $359, respectively.

Accrued liabilities at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Accrued compensation	$7,125	$5,909
Accrued royalties	262	355
Other	4,691	3,797
	$12,078	$10,061

5. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

	December 31,
	2012	2011
Opening balance	$18,557	$15,932
Add: Goodwill from acquisitions	—	2,625
Closing balance	$18,557	$18,557

The goodwill balance as of December 31, 2012 was the result of the acquisitions of Fortiva, Sigaba, EDN, SORBS and NextPage (Note 2).

Intangible Assets

Intangible assets excluding goodwill, consisted of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,641	$(15,163)	$2,478	$17,641	$(12,378)	$5,263
Customer relationships	2,408	(2,109)	299	2,408	(1,685)	723
Vendor relationships	—	—	—	290	(290)	—
Non-compete	106	(27)	79	106	(1)	105
Trademark and patents	98	(41)	57	98	—	98
	$20,253	$(17,340)	$2,913	$20,543	$(14,354)	$6,189

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

In the quarter ended March 31, 2011, the Company revised the useful life of the vendor relationship intangible asset. The Company fully depreciated this intangible asset given that it is no longer using the technology provided by this vender. Accordingly, the entire remaining balance of $0.3 million was expensed.

Amortization expense of intangibles totaled $3,276, $4,542, and $4,382 during the years ended December 31, 2012, 2011 and 2010, respectively.

Future estimated amortization costs of intangible assets as of December 31, 2012 are presented below:

Year Ended December 31,	(in thousands)
2013	$1,479
2014	725
2015	709
$2,913

6. Financial Instruments and Fair Value Measurements

The cost and fair value of the Company’s available-for-sale investments as of December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$11,749	$—	$—	$11,749
Money market funds	26,485	—	—	26,485
Corporate debt securities	1,020	—	—	1,020
Total	$39,254	$—	$—	$39,254

Short term investments:
Corporate debt securities	$29,266	$4	$(3)	$29,267
Commercial paper	15,987	1	—	15,988
Certificates of deposit	2,007	1	—	2,008
Total	$47,260	$6	$(3)	$47,263

	December 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$2,917	$—	$—	$2,917
Money market funds	6,850	—	—	6,850
Total	$9,767	$—	$—	$9,767

Short term investments:
Corporate debt securities	$2,650	$—	$(3)	$2,647
Commercial paper	300	—	—	300
Total	$2,950	$—	$(3)	$2,947

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

As of and December 31, 2012 and 2011, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

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
The following tables summarize, for each category of assets or liabilities, the respective fair value as of December 31, 2012 and 2011 and the classification by level of input within the fair value hierarchy.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$26,485	$26,485	$—	$—
Corporate debt securities	1,020	1,020	—	—
Short-term investments:
Corporate debt securities	29,267	—	29,267	—
Commercial paper	15,988	—	15,988	—
Certificates of deposit	2,008	—	2,008	—
Total financial assets	$74,768	$27,505	$47,263	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$6,850	$6,850	$—	$—
Short-term investments:
Corporate debt securities	2,647	—	2,647	—
Commercial paper	300	—	300	—
Total financial assets	$9,797	$6,850	$2,947	$—

7. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under noncancelable operating leases with various expiration dates through May 2017.

Rent expense was $1,520, $1,471 and $1,157 for the years ended December 31, 2012, 2011 and 2010, respectively.

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
At December 31, 2012, future annual minimum lease payments under noncancelable operating and capital leases were as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Capital Leases	Operating Leases

2013	$19	$3,725
2014	18	1,556
2015	11	728
2016		306
2017		130
Total minimum lease payments	48	$6,445
Less: Amount representing interest	(3)
Present value of capital lease obligations	45
Less: Current portion	(17)
Long-term portion of capital lease obligations	$28

Contingencies

Under the indemnification provisions of the Company's customer agreements, the Company agrees to indemnify and defend and hold harmless its customers against, among other things, infringement of any patent, trademark or copyright under any country's laws or the misappropriation of any trade secret arising from the customers' legal use of the Company's solutions. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under the applicable customer agreement. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount paid to the Company by the customer under the applicable customer agreement. To date, there have been no claims against the Company or its customers pursuant to these indemnification provisions.

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
The Company determined that subsequent to its acquisition of Fortiva, Inc., a Canadian company, in August 2008, it shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, required either a one-time product review or application for an encryption registration number in lieu of such product review. The Company has made voluntary submissions to the United States Commerce Department’s Bureau of Industry and Security (BIS) to report this potential violation. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows. On January 17, 2013, BIS issued a Warning Letter to us. The Warning Letter notified us that BIS would not be referring these violations to prosecution and had closed the matter.
As part of a pre-IPO due diligence review, the Company discovered a potential export violation involving the provision of web-based, email communication services through its Everyone.net service, which the Company acquired in October 2009. The Company’s records indicate that there were two end-users who may have, for a portion of their respective service periods, been located in Iran, a United States designated state sponsor of terrorism. The Company’s internal investigation has progressed and the Company has found that the issues identified are specific to the acquired Everyone.net system, which has a separate customer database and billing system from that of Proofpoint’s main businesses. The Company does not have any indication that these services were utilized by the Iranian government. The accounts of both end-users were terminated in 2010 and accounted for approximately $15 in payments to us in 2009 and $6 in payments to us in 2010. Although the Company has ceased providing the service, the Company has made voluntary submissions to the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, to report this potential violation. Based upon the results of the internal

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows. On November 2, 2012, OFAC issued a Cautionary Letter to us. The Cautionary Letter notified us that OFAC had closed the matter instead of pursuing any civil penalty.

8. Debt

Equipment Financing Loans

The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.50%. As of December 31, 2012, the interest on the outstanding advances was 4.50%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at December 31, 2012 were $3,968. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of December 31, 2012, the Company was in compliance with the financial covenant.
The Company had a previous equipment loan arrangement with Silicon Valley Bank for $2,000. The loan bore interest at an annual rate of 8.75%. The maturity date was 36 months after the funding date. Borrowings outstanding under the equipment loan at December 31, 2011 were zero, as the loan was completely repaid and terminated in June 2011. Equipment financed under this loan arrangement was collateralized by the respective assets underlying each specific draw down. This loan required the Company to maintain a tangible net worth greater than $18,000 and during the term of the loan, the Company was in compliance with the financial covenant.
Interest expense for the years ended December 31, 2012, 2011 and 2010 was $211, $54 and $27, respectively.
At December 31, 2012, the remaining repayment commitments related to the equipment loans are as follows:

2013	1,642
2014	1,642
2015	684
2016	—
$3,968

9. Convertible Preferred Stock

On April 19, 2012, the Company's registration statement on Form S-1 for its IPO was declared effective by the SEC and on April 20, 2012, the Company closed its IPO. Immediately prior to the close of the IPO, the Company's outstanding redeemable convertible preferred stock automatically converted into common stock.

The following table summarizes information related to the Company's redeemable convertible preferred stock prior to conversion into common stock:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Original Issue Price Per Share	Shares		Liquidation Amount	Proceeds Net of Issuance Costs
		Authorized	Outstanding
Series A	$1.00	7,400	7,400	$7,400	$7,374
Series B	1.28	7,109	7,080	9,062	8,937
Series C	2.41	8,307	8,307	20,020	19,920
Series D	3.01	665	665	2,001	1,954
Series E	3.48	5,743	5,743	20,001	19,899
Series F	5.32	10,200	9,747	51,854	34,238
		39,424	38,942	$110,338	$92,322

Each share of Series A, B, C and F preferred stock converted into 0.5 share of common stock. Series D preferred stock is convertible into 0.625 shares of common stock and each share of Series E preferred stock is convertible into 0.502315 shares of common stock.

Dividends

No dividends on the convertible preferred stock were declared by the Board of Directors from inception through their conversion into common stock.

Series B Preferred Stock Warrants

In 2004, the Company issued warrants to purchase 78 shares of the Company's Series B convertible preferred stock at a price of $1.28 per share in connection with an equipment financing arrangement. Using the Black-Scholes option-pricing model, the Company determined the fair value of each warrant to be $2.01 as of December 31, 2010. The fair value of the warrants was estimated using the following assumptions.

Year Ended December 31, 2010
Dividend yield	—%
Expected volatility	61.0%
Risk-free interest rate	1.8%
Expected term (in years)	0.5

The warrants were converted in August 2011 into 49 shares of the Company's Series B convertible preferred stock on a net settlement basis.

10. Common Stock

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

As of December 31, 2012, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share.
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
The following table presents the shares authorized and issued and outstanding as of the dates presented:

	As of December 31, 2012		As of December 31, 2011
	Shares		Shares		Liquidation
	Authorized	Outstanding	Authorized	Outstanding	Amount
Convertible preferred stock Series A	—	—	7,400	7,400	$7,400
Convertible preferred stock Series B	—	—	7,109	7,080	9,062
Convertible preferred Series C	—	—	8,307	8,307	20,020
Convertible preferred Series D	—	—	665	665	2,001
Convertible preferred Series E	—	—	5,743	5,743	20,001
Convertible preferred Series F	—	—	10,200	9,747	51,854
Common Stock	200,000	33,044	71,400	4,961	—
Undesignated preferred stock	5,000	—	—	—	—
	205,000	33,044	110,824	43,903	$110,338

Number of shares of common stock reserved for future issuance was as follows:

	Year Ended December 31,
	2012	2011
Options available for future grant under the stock plans	4,611	364
Options outstanding under stock option plans	9,636	10,705
Shares available for future issuance under ESPP	646	—
Conversion of convertible preferred stock	—	19,567
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	1	25
Total shares reserved	14,894	30,661

11. Stock Option Plans

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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. 20,316 shares of common stock are reserved for issuance to eligible participants, under the 2012 Plan. As of December 31, 2012, 4,611 shares were available for future grant. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock are initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of December 31, 2012, there were 646 shares of the Company's common stock available for future issuance under the ESPP.
Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2010	7,854	$2.55	5.62	$11,258
Options granted	3,315	4.57
Options exercised	(522)	2.35
Options forfeited and cancelled	(936)	3.51
Balance at December 31, 2010	9,711	3.15	6.18	21,619
Options granted	2,533	6.33
Options exercised	(456)	2.63
Options forfeited and cancelled	(1,083)	4.16
Balance at December 31, 2011	10,705	3.83	6.77	44,466
Options granted	2,243	10.29
Options exercised	(2,543)	1.95
Options forfeited and cancelled	(769)	6.26
Balance at December 31, 2012	9,636	5.63	7.33	64,719
Exercisable, December 31, 2012	5,096	3.80	6.14	43,390
Vested and expected to vest, December 31, 2012	9,636	$5.63	7.33	$64,719

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The total intrinsic value of options exercised was $18,950, $1,505 and $1,337, for the years ended December 31, 2012, 2011 and 2010, respectively. Total cash proceeds from such option exercises were $4,966, $1,198 and $1,211 for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The fair value of options granted is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the common stock price, an assumed risk-free interest rate and the estimated forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest and the compensation cost from vested options, whether forfeited or not, is not reversed.

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

The weighted average fair value of stock options granted to employees during the years ended December 31, 2012, 2011 and 2010, was $5.65, $6.33 and $4.57, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2012	2011	2010
Expected life (in years)	5.50 - 6.08	5.85 - 6.08	6.00 - 6.08
Volatility	59% - 60%	59% - 61%	60% - 61%
Risk-free interest rate	0.9% - 1.2%	1.2% - 2.5%	1.8% - 2.8%
Dividend yield	—%	—%	—%

The estimate for expected life of options granted reflects the midpoint of the vesting term and the contractual life computed utilizing the simplified method as allowed by the SEC staff. The Company does not have significant historical share option exercise experience and hence considers the expected term assumption calculated using the simplified method to be reasonable. Since the Company's stock has been publicly traded for a limited time, the stock volatility assumptions represent an estimate of the historical volatilities of the common stock of a group of publicly-traded peer companies that operate in a similar industry. The estimate was determined based on the average historical volatilities of these peer companies. The risk-free interest rate used was the Federal Reserve Bank's constant maturities interest rate commensurate with the expected life of the options in effect at the time of the grant. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame. Expected forfeitures are estimated based on the Company's historical experience.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances.

As of December 31, 2012, the Company had unamortized stock-based compensation expense of 14,526 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.74 years.

Restricted Stock Units

In December 2011, the Company assumed NextPage's 2007 Stock Plan (the "2007 Plan"). Under the 2007 Plan, the Company assumed 23 RSUs, which remain subject to their original terms and conditions.

During the year ended December 31, 2011, the Company acquired NextPage, Inc. and assumed the RSUs granted to certain employees. The fair value of each unit is based on the fair value of the Company's common stock on the date of

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

assumption. A summary of the status of RSUs awarded and unvested under the stock option plans as of December 31, 2011 is presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at January 1, 2011	—
Awards assumed	23	$7.98
Awards vested	(15)	7.98
Awards forfeited	—	7.98
Awarded and unvested at December 31, 2011	8	$7.98
Awards assumed	—	7.98
Awards vested	(6)	7.98
Awards forfeited	(1)	7.98
Awarded and unvested at December 31, 2012	1	$7.98

As of December 31, 2012, there was $1 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 2.3 years.

The fair value of option grants that vested was $5,736, $4,015 and $3,440 during the years ended December 31, 2012, 2011 and 2010, respectively.

The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,
	2012	2011	2010
Expected life (in years)	0.50 -0.53	*	*
Volatility	46 - 51%	*	*
Risk-free interest rate	0.13 - 0.15%	*	*
Dividend yield	—%	*	*
* Employee participation in the ESPP did not begin until the second quarter of 2012.
As of December 31, 2012, the Company expects to recognize $321 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.33 years.

12. Net Loss per Share

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net loss	$(20,360)	$(20,141)	$(20,865)
Denominator:
Weighted average number of common shares used in computing basic and diluted net loss per share	24,056	4,005	3,575
Net loss per common share
Basic and diluted net loss per share	$(0.85)	$(5.03)	$(5.84)

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2012	2011	2010
Convertible preferred stock	—	39,134	39,086
Stock options to purchase common stock	9,636	10,705	9,711
Common stock subject to repurchase	4	6	5
Convertible preferred stock warrants	—	—	78
Common stock warrants	—	2	2
Restricted stock units	1	—	—
Total	9,641	49,847	48,882

13. Segment Reporting

Operating segments are reported in a manner consistent with the internal reporting supported and defined by the components of an enterprise about which separate financial information is available, provided and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its chief executive officer. The Company's chief executive officer reviews financial information presented on a consolidated basis and as a result, the Company concluded that there is only one operating and reportable segment.

The following sets forth total revenue and long-lived assets by geographic area. Revenue by geography is based upon the billing address of the customer.

	Year Ended December 31,
	2012	2011	2010
Total revenue:
United States	$86,661	$65,044	$51,623
Rest of World	19,634	16,794	13,167
Total revenue	$106,295	$81,838	$64,790

	Year Ended December 31,
	2012	2011
Long-lived assets:
United States	$6,857	$5,198
Rest of World	1,703	2,155
Total long-lived assets	$8,560	$7,353

14. Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be reversed.

The domestic and foreign components of loss before provision for income taxes were as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Domestic	$(23,506)	$(17,566)	$(18,233)
Foreign	3,667	(2,205)	(2,389)
Loss before provision for income taxes	$(19,839)	$(19,771)	$(20,622)

The expense for income taxes is comprised of:

	Year Ended December 31,
	2012	2011	2010
Current tax expense:
Federal	$—	$—	$—
State	30	52	78
Foreign	491	318	165
Total current	521	370	243
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total tax expense	$521	$370	$243

The reconciliation of income tax expense at the statutory federal income tax rate of 34% to the income tax provision included in the statement of operations for the years ended December 31, 2012, 2011 and 2010 is as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	$(6,745)	$(6,722)	$(7,011)
Foreign income tax rate differential	(262)	219	132
State, net of federal benefit	(822)	(821)	(804)
Stock compensation charges	1,256	1,091	677
Other permanent items	1,204	849	171
Provision to return & other	1,074	850	(2)
Research and development credits	(1,061)	(1,427)	(1,320)
Uncertain tax positions	301	1,004	272
Valuation allowance	5,576	5,327	8,128
Total tax expense	$521	$370	$243

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$44,045	$48,828
Tax credit carryforwards	6,639	5,632
Research expenditures	4,567	1,035
Deferred revenue	7,726	7,545
Stock compensation	2,294	1,620
Fixed assets	926	523
Accruals and other	3,487	1,656
Total deferred tax assets	69,684	66,839
Deferred Tax Liabilities:
Intangibles	(990)	(1,857)
Valuation allowance	(68,694)	(64,982)
Net deferred tax assets	$—	$—

The Company records net deferred tax assets to the extent that Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,700, $6,400 and $8,200 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, due to recent net cumulative losses and other negative evidence, a valuation allowance of approximately $4,200 remained on certain non-U.S. deferred tax assets that were not more-likely-than-not to be realized. We evaluate our deferred tax asset valuation allowance position on a quarterly basis. As a result, management believes a reversal of a significant portion of the Company's valuation allowance on non-U.S. deferred tax assets is possible in the next 12 months.

As of December 31, 2012 and 2011, the Company had net operating loss carry-forwards for federal income tax purposes of $120,100 and $115,300, respectively. The amount of federal net-operating loss carry-forwards at December 31,

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

2012 for which a benefit will be recorded in APIC when realized is approximately $7,500. The federal net operating losses will begin to expire in the year 2017. As of December 31, 2012 and 2011, the Company had federal research credit carry-forwards of $3,200 and $3,200 respectively. The federal research and development credits will begin to expire in the year 2022.

As of December 31, 2012 and 2011, the Company had net operating loss carry-forwards for state income tax purposes of approximately $92,400 and $91,400, respectively. The amount of state net-operating loss carry-forwards at December 31, 2012 for which a benefit will be recorded in APIC when realized is approximately $4,100. The state net operating losses will expire in years 2013-2032. As of December 31, 2012 and 2011, the Company had research and development credit carry-forwards for state income tax purpose of $4,700 and $3,800, respectively. The state research and development credits have no expiration period.

As of December 31, 2012 and 2011, the Company had net operating losses carry-forwards in its non-US locations of approximately $4,700 and $8,300, respectively. The non-US net operating loss carry-forwards will begin to expire in the year 2027. In addition, as of December 31, 2012 and 2011, the Company had research and development credit carry-forwards in its non-US locations of approximately $2,400 and $1,800, respectively. The non-US research and development credits will begin to expire in the year 2025.

Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although an ownership change occurred in a prior year, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event the Company has subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. During the period ended December 31, 2012 the Company accrued interest and penalties of $178 as a component of income tax expense related to tax contingencies and has $183 of interest and penalties recorded as a long term income tax liability as of December 31, 2012. During the period ended December 31, 2011, the Company accrued interest and penalties of $5 as a component of income tax expense related to tax contingencies and had $5 of interest and penalties recorded as a long term income tax liability.

As of December 31, 2012, the Company had recorded unrecognized tax benefits of $255 that if recognized, would benefit the Company's effective tax rate. As of December 31, 2011, the Company had recorded unrecognized tax benefits of $85 that if recognized, would benefit the Company's effective tax rate.

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2012 will significantly increase or decrease within the next twelve months.

Because of net operating loss and credit carry-forwards, all of the Company's tax years dating to inception in 2002 remain open to tax examination in all major tax jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Beginning balances as of January 1, 2010	$1,143
Increase in balances related to tax positions taken during the current period	321
Ending balance as of December 31, 2010	1,464
Increase in balances related to tax positions taken during the current period	651
Increase in balances related to tax positions taken during the prior period	411
Ending balance as of December 31, 2011	2,526
Increase in balances related to tax positions taken during the current period	357
Decrease in balances related to tax positions taken during the prior period	(135)
Decrease in balances related to statute expirations during the current period	$(8)
Ending balance as of December 31, 2012	$2,740

As of December 31, 2012, $10 of foreign withholding taxes associated with the repatriation of earning of foreign subsidiaries had been provided on $200 of undistributed earnings for a certain foreign subsidiary. The Company intends to reinvest the remainder of its undistributed earnings indefinitely outside the United States. As of December 31, 2012, the Company estimated that no material additional U.S. income taxes would have to be provided if these earnings were repatriated back to the United States as substantially all earnings from its foreign subsidiaries are previously taxed income. As of December 31, 2012, the Company estimated that approximately $530 of foreign withholding tax would have to be provided if these earnings were repatriated back to the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2013.

PROOFPOINT INC.
By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary Steele and Paul Auvil, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ GARY STEELE	Chief Executive Officer (principal executive officer)	March 8, 2013
Gary Steele
/s/ PAUL AUVIL	Chief Financial Officer (principal financial and accounting officer)	March 8, 2013
Paul Auvil
/s/ ANTHONY BETTENCOURT	Director	March 8, 2013
Anthony Bettencourt
/s/ DANA EVAN	Director	March 8, 2013
Dana Evan
/s/ JONATHAN FEIBER	Director	March 8, 2013
Jonathan Feiber
/s/ ERIC HAHN	Director	March 8, 2013
Eric Hahn
/s/ KEVIN HARVEY	Director	March 8, 2013
Kevin Harvey
/s/ PHILIP KOEN	Director	March 8, 2013
Philip Koen
/s/ ROB WARD	Director	March 8, 2013
Rob Ward

S-1

EXHIBIT INDEX

			Incorporated by Reference				Filed
Exhibit Number		Exhibit Title	Form	File No.	Filing Date	Exhibit No.	Herewith
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	S-1A	333-178479	April 9, 2012	3.04
4.01		Form of Registrant's common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Fourth Amended and Restated Investors' Rights Agreement by and among the Registrant and the investors named therein of the Registrant dated February 19, 2008.	S-1	333-178479	December 14, 2011	4.02
10.01		Form of Indemnity Agreement.	S-1A	333-178479	April 9, 2012	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.06		Loan and Security Agreement, dated as of April 19, 2011, as amended May 19, 2011, between the Registrant and Silicon Valley Bank.	S-1	333-178479	December 14, 2011	10.06
10.07	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.08	†	Offer letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.09	†	Offer Letter to Tom Cooper from the Registrant, dated November 5, 2010.	S-1A	333-178479	January 25, 2012	10.09
10.12	†	Proofpoint Executive Bonus Plan—FY 2012.					X
21.01		Subsidiaries of Registrant.					X
23.01		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.01		Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	*	XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
____________________________________________________________________
† Indicates a management contract or compensatory plan.
*As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Proofpoint, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.