Form 10-K/A
period 2012-12-31
PROOFPOINT INC
filed 2013-03-14
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K/A
(Amendment No. 1)

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
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2012.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Proofpoint, Inc. (the “Company”) for the year ended December 31, 2012, originally filed with the Securities Exchange Commission (the “SEC”) on March 8, 2013.

The Company is filing Amendment No. 1 to correct certain typographical errors in Exhibits 31.1, 31.2, 32.1 and 32.2. In the original filing there were typographical errors within Exhibits 31.1, 31.2 32.1 and 32.2, which indicated the Chief Executive Officer and Chief Financial Officer were certifying the Annual Report on Form 10-K with a signature date of March 8, 2012. The intent of Exhibits 31.1, 31.2, 32.1 and 32.2 were to certify the Annual Report on Form 10-K of the Company for the year ended December 31, 2012 with a signature date of March 8, 2013. The Company is also filing this Amendment No. 1 to correct Exhibit No. 10.09 in the original filing to incorporate by reference the Offer Letter to David Knight rather than the Offer Letter to Tom Cooper, and to correct a typographical error on the cover page to the original filing to refer to its 2013 Annual Meeting of the Stockholders rather than its 2012 Meeting of the Stockholders. As such, the Company is filing this Amendment No. 1 solely to correct the signature date in the above mentioned Exhibits, Exhibit No. 10.09 and the typographical error on the cover page referred to above.

Except as described above, no other changes are being made to the Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as discussed above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

PROOFPOINT INC.
By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

*	Chief Executive Officer (principal executive officer)	March 14, 2013
Gary Steele
/s/ PAUL AUVIL	Chief Financial Officer (principal financial and accounting officer)	March 14, 2013
Paul Auvil
*	Director	March 14, 2013
Anthony Bettencourt
*	Director	March 14, 2013
Dana Evan
*	Director	March 14, 2013
Jonathan Feiber
*	Director	March 14, 2013
Eric Hahn
*	Director	March 14, 2013
Kevin Harvey
*	Director	March 14, 2013
Philip Koen
*	Director	March 14, 2013
Rob Ward

*By:	/s/ PAUL AUVIL
Paul Auvil Attorney-in-Fact

S-1

EXHIBIT INDEX

			Incorporated by Reference				Filed
Exhibit Number		Exhibit Title	Form	File No.	Filing Date	Exhibit No.	Herewith
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	S-1A	333-178479	April 9, 2012	3.04
4.01		Form of Registrant's common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Fourth Amended and Restated Investors' Rights Agreement by and among the Registrant and the investors named therein of the Registrant dated February 19, 2008.	S-1	333-178479	December 14, 2011	4.02
10.01		Form of Indemnity Agreement.	S-1A	333-178479	April 9, 2012	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.06		Loan and Security Agreement, dated as of April 19, 2011, as amended May 19, 2011, between the Registrant and Silicon Valley Bank.	S-1	333-178479	December 14, 2011	10.06
10.07	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.08	†	Offer letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.09	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.12	†	Proofpoint Executive Bonus Plan—FY 2012.	10-K	001-35506	March 8, 2013	10.12
21.01		Subsidiaries of Registrant.	10-K	001-35506	March 8, 2013	21.01
23.01		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	10-K	001-35506	March 8, 2013	23..01
31.01		Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	*	XBRL Instance Document	10-K	001-35506	March 8, 2013	101.INS
101.SCH	*	XBRL Taxonomy Extension Schema Document	10-K	001-35506	March 8, 2013	101.SCH
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-35506	March 8, 2013	101.CAL
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-35506	March 8, 2013	101.DEF
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-35506	March 8, 2013	101.LAB
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-35506	March 8, 2013	101.PRE
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