Form 10-Q
period 2013-03-31
PROOFPOINT INC
filed 2013-05-09
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of March 31, 2013: 34,049,511 shares.

PROOFPOINT, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2013

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$44,654	$39,254
Short-term investments	45,588	47,263
Accounts receivable, net of allowance for doubtful accounts of $205 and $187 at March 31, 2013 and December 31, 2012	20,544	18,115
Inventory	410	567
Deferred product costs, current	1,271	1,184
Prepaid expenses and other current assets	3,678	3,491
Total current assets	116,145	109,874
Property and equipment, net	8,438	8,560
Deferred product costs, noncurrent	286	326
Goodwill	18,557	18,557
Intangible assets, net	2,509	2,913
Other noncurrent assets	205	211
Total assets	$146,140	$140,441
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,586	$2,496
Accrued liabilities	11,823	12,078
Notes payable and lease obligations	1,659	1658
Deferred rent	511	462
Deferred revenue	65,068	62,642
Total current liabilities	83,647	79,336
Notes payable and lease obligations, noncurrent	1,939	2,354
Other long term liabilities, noncurrent	661	726
Deferred revenue, noncurrent	26,112	24,217
Total liabilities	112,359	106,633

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2013 and December 31, 2012, respectively; 34,050 and 33,044 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	222,659	216,280
Accumulated other comprehensive income (loss)	(11)	3
Accumulated deficit	(188,870)	(182,478)
Total stockholders’ equity	33,781	33,808
Total liabilities and stockholders’ equity	$146,140	$140,441
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Subscription	$28,452	$23,269
Hardware and services	2,312	1,350
Total revenue	30,764	24,619
Cost of revenue:(1)(2)
Subscription	7,829	7,211
Hardware and services	1,239	1,169
Total cost of revenue	9,068	8,380
Gross profit	21,696	16,239
Operating expense:(1)(2)
Research and development	7,562	5,881
Sales and marketing	16,128	12,175
General and administrative	3,902	2,766
Total operating expense	27,592	20,822
Operating loss	(5,896)	(4,583)
Interest expense, net	12	(60)
Other income (expense), net	(367)	(31)
Loss before provision for income taxes	(6,251)	(4,674)
Provision for income taxes	(142)	(79)
Net loss	$(6,393)	$(4,753)
Net loss per share, basic and diluted	$(0.19)	$(0.85)
Weighted average shares outstanding, basic and diluted	33,461	5,619
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$232	$129
Cost of hardware and services revenue	36	11
Research and development	505	422
Sales and marketing	774	651
General and administrative	524	288
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$326	$1,100
Research and development	8	8
Sales and marketing	70	171
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(6,393)	$(4,753)
Other comprehensive income, before tax and net of reclassification adjustments:
Unrealized gains (losses) on investments, net	(14)	—
Other comprehensive income (loss), before tax	(14)	—
Tax benefit (provision) related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net tax	(14)	—
Comprehensive loss	$(6,407)	$(4,753)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(6,393)	$(4,753)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,677	2,295
Accretion of investments	239	—
Provision for allowance for doubtful accounts	17	—
Stock‑based compensation	2,071	1,501
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,446)	1,455
Inventory	157	235
Deferred products costs	(47)	408
Prepaid expenses and other current assets	(68)	437
Noncurrent assets	6	111
Accounts payable	1,738	714
Accrued liabilities	(126)	(1,432)
Deferred rent	49	2
Deferred revenue	4,321	(737)
Net cash provided by operating activities	$1,195	$236
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	$21,836	$2,334
Purchase of short-term investments	(20,413)	—
Purchase of property and equipment	(988)	(1,287)
Net cash provided by investing activities	$435	$1,047
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	$4,184	$1,553
Repayments of equipment financing loans	(414)	(28)
Net cash provided by financing activities	$3,770	$1,525
Net increase in cash and cash equivalents	5,400	2,808
Cash and cash equivalents
Beginning of period	39,254	9,767
End of period	$44,654	$12,575

Supplemental disclosure of cash flow information
Cash paid for interest	$50	$57
Cash paid for taxes	102	124
Supplemental disclosure of noncash investing and financing information
Unpaid initial public offering costs	—	1,739
Unpaid purchase of property and equipment	818	60

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair statement have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The condensed consolidated balance sheet as of December 31, 2012 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2012 Annual Report on Form 10-K.
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

Foreign Currency Remeasurement and Transactions
The Company’s sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statement of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction losses included in determining net loss were $354 and $30 for the three months ended March 31, 2013 and 2012, respectively.
Cash, Cash Equivalents and Short Term Investments
The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and commercial paper. Cash and cash equivalents were $44,654 and $39,254 as of March 31, 2013 and December 31, 2012, respectively. Short-term investments consist of readily marketable securities with remaining maturity of more than three months from the date of purchase and include commercial paper, corporate bonds, debt securities and certificates of deposit. Short-term investments were $45,588 and $47,263 as of March 31, 2013 and December 31, 2012, respectively, and all were classified as available-for-sale and were carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in “other income (expense), net.” Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method.
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
As a result of the adoption of this accounting guidance, revenue derived from subscription services and hardware appliance sales are no longer subject to industry‑specific software revenue recognition guidance. For all arrangements within the scope of these new accounting pronouncements, including the Company’s hosted on-demand services, the Company evaluates each element in a multiple element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Revenue derived from the licensing of the security-as-a-service platform continues to be accounted for in accordance with the industry specific revenue recognition guidance.

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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through March 31, 2013, the Company has not experienced significant credit losses.
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

2. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, “Intangibles—Goodwill and Other,” and performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and further testing is not required. If the carrying value exceeds the fair value, then the second step of the impairment test is required to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss must be recorded that is equal to the difference. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified to date by the Company during the three months ended March 31, 2013.
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
The goodwill activity and balances are presented below:

	March 31,	December 31,
	2013	2012
Opening balance	$18,557	$18,557
Add: Goodwill from acquisitions	—	—
Closing balance	$18,557	$18,557
The goodwill balance as of March 31, 2013 and December 31, 2012 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc (“Sigaba”), Everyone.net, Inc. (“EDN”), GFI Software Ltd., Spam and Open Relay Blocking System or (“SORBS”) and NextPage, Inc..
Intangible Assets
Intangible assets excluding goodwill, consisted of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,641	$(15,489)	$2,152	$17,641	$(15,163)	$2,478
Customer relationships	2,408	(2,174)	234	2,408	(2,109)	299
Non‑compete	106	(34)	72	106	(27)	79
Trademark and patents	98	(47)	51	98	(41)	57
	$20,253	$(17,744)	$2,509	$20,253	$(17,340)	$2,913

Amortization expense of intangibles totaled $404 and $1,279 during the three months ended March 31, 2013 and 2012, respectively.
Future estimated amortization expense of intangible assets as of March 31, 2013 is presented below:

2013 remainder	1,075
2014	725
2015	709
$2,509

3. Financial Instruments and Fair Value Measurements
The cost and fair value of the Company’s available-for-sale investments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$16,523	$—	$—	$16,523
Money market funds	28,131	—	—	28,131
Total	$44,654	$—	$—	$44,654

Short term investments:
Corporate debt securities	$33,609	$1	$(12)	$33,598
Commercial paper	9,990	—	—	9,990
Certificates of deposit	2,000	—	—	2,000
Total	$45,599	$1	$(12)	$45,588

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$11,749	$—	$—	$11,749
Money market funds	26,485	—	—	26,485
Commercial paper	1,020	—	—	1,020
Total	$39,254	$—	$—	$39,254

Short term investments:
Corporate debt securities	$29,266	$4	$(3)	$29,267
Commercial paper	15,987	1	—	15,988
Certificates of deposit	2,007	1	—	2,008
Total	$47,260	$6	$(3)	$47,263

As of March 31, 2013 and December 31, 2012, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
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
The following tables summarize, for each category of assets or liabilities, the respective fair value as of March 31, 2013 and December 31, 2012 and the classification by level of input within the fair value hierarchy.

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$28,131	$28,131	$—	$—
Short-term investments:
Corporate debt securities	33,598	—	33,598	—
Commercial paper	9,990	—	9,990	—
Certificates of deposit	2,000	—	2,000	—
Total financial assets	$73,719	$28,131	$45,588	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$26,485	$26,485	$—	$—
Commercial paper	1,020	1,020	—	—
Short-term investments:
Corporate debt securities	29,267	—	29,267	—
Commercial paper	15,988	—	15,988	—
Certificates of deposit	2,008	—	2,008	—
Total financial assets	$74,768	$27,505	$47,263	$—

4. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under noncancelable operating leases with various expiration dates through May 2017.
Rent expense was $400 and $390 for the three months ended March 31, 2013 and 2012, respectively.
Capital Leases
In July 2012, the Company entered into two lease agreements to lease certain office equipments with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5% and are secured by fixed assets used in the Company's office locations.
At March 31, 2013, future annual minimum lease payments under noncancelable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2013 remainder	$14	$2,343
2014	18	1,547
2015	11	719
2016		306
2017		130
Total minimum lease payments	43	$5,045
Less: Amount representing interest	(2)
Present value of capital lease obligations	41
Less: Current portion	(17)
Long-term portion of capital lease obligations	$24
Contingencies

Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify and defend and hold harmless its customers against, among other things, infringement of any patent, trademark or copyright under any country’s laws or the misappropriation of any trade secret arising from the customers’ legal use of the Company’s solutions. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under the applicable customer agreement. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount paid to the Company by the customer under the applicable customer agreement. To date, there have been no material claims against the Company pursuant to these indemnification provisions.
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
The Company determined that subsequent to its acquisition of Fortiva, Inc., a Canadian company, in August 2008, it shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, required either a one-time product review or application for an encryption registration number in lieu of such product review. The Company has made voluntary submissions to the United States Commerce Department’s Bureau of Industry and Security (BIS) to report this potential violation. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows. On January 17, 2013, BIS issued a Warning Letter to the Company. The Warning Letter notified the Company that BIS would not be referring these violations to prosecution and had closed the matter.
As part of a pre-IPO due diligence review, the Company discovered a potential export violation involving the provision of web-based, email communication services through its Everyone.net service, which the Company acquired in October 2009. The Company’s records indicate that there were two end-users who may have, for a portion of their respective service periods, been located in Iran, a United States designated state sponsor of terrorism. The Company’s internal investigation has progressed and the Company has found that the issues identified are specific to the acquired Everyone.net system, which has a separate customer database and billing system from that of Proofpoint’s main businesses. The Company does not have any indication that these services were utilized by the Iranian government. The accounts of both end-users were terminated in 2010 and accounted for approximately $15 in payments to the Company in 2009 and $6 in payments to the Company in 2010. Although the Company has ceased providing the service, the Company has made voluntary submissions to the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, to report this potential violation. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows. On November 2, 2012, OFAC issued a Cautionary Letter to the Company. The Cautionary Letter notified the Company that OFAC had closed the matter instead of pursuing any civil penalty.

5. Debt
Equipment Financing Loans
The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.50%. As of March 31, 2013, the interest rate on the outstanding advances was 4.50%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at March 31, 2013 were $3,557. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of March 31, 2013, the Company was in compliance with the financial covenant.

Interest expense was $42 and $52 for the three months ended March 31, 2013 and 2012, respectively.
At March 31, 2013, the remaining repayment commitments related to the equipment loans are as follows:

2013 remainder	1,231
2014	1,642
2015	684
$3,557

6. Stockholders’ Equity
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
As of March 31, 2013, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share. The Company had 34,050 and 33,044 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
Number of shares of common stock reserved for future issuance was as follows:

	As of March 31,	As of December 31,
	2013	2012
Options available for future grant under the stock plans	5,339	4,611
Options outstanding under stock option plans	9,554	9,636
Shares available for future issuance under ESPP	976	646
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	1	1
Total shares reserved	15,870	14,894
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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. 20,316 shares of common stock were initially reserved for issuance to eligible participants, under the 2012 Plan. As of March 31, 2013, 5,339 shares were available for future grant. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. On January 1, 2013, the number of shares of the Company's common stock available for grant and issuance under the 2012 Plan increased by 1,652 shares.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2013, there were 976 shares of the Company's common stock available for future issuance under the ESPP. On January 1, 2013, the number of shares of the Company's common stock reserved and available for issuance under the ESPP increased by 330 shares.
Activity under the Plan was as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2012	9,636	$5.63	7.33	$64,719
Options granted	1,065	13.93
Options exercised	(1,006)	4.28
Options forfeited and canceled	(141)	9.21
Balance at March 31, 2013	9,554	$6.65	7.18	$97,593
The total intrinsic value of options exercised was $10,022 for the three months ended March 31, 2013. Total cash proceeds from such option exercises were $4,303 for the three months ended March 31, 2013.
Restricted Stock Units

During the year ended December 31, 2011, the Company acquired NextPage, Inc. and assumed NextPage's 2007 Stock Plan (the "2007 Plan") and the RSUs granted to certain employees. Under the 2007 Plan, the Company assumed 23 RSUs, which remain subject to their original terms and conditions.
The fair value of each unit is based on the fair value of the Company’s common stock on the date of assumption. A summary of the status of RSUs awarded and unvested under the stock option plans as of March 31, 2013 is presented below (in thousands, except per share amounts):

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2012	1	$7.98
Awards assumed	—	—
Awards vested	—	—
Awards forfeited	—	—
Awarded and unvested at March 31, 2013	1	$7.98
As of March 31, 2013, there was $1 of unamortized stock‑based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 2.09 years.

7. Stock‑Based Compensation
The Company recognized stock-based compensation expense under the Plan in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of subscription revenue	$232	$129
Cost of hardware and services revenue	36	11
Research and development	505	422
Sales and marketing	774	651
General and administrative	524	288
Total stock-based compensation expense	$2,071	$1,501
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
The weighted average fair value of stock options granted to employees was $7.53 and $4.44 during the three months ended March 31, 2013 and 2012, respectively. The fair values were estimated on the grant dates using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	Three Months ended March 31,
	2013	2012
Expected life (in years)	6.08	5.50-6.08
Volatility	58%	60%
Risk-free interest rate	1.1%	1.2%
Dividend yield	—%	—%
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
The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and deferred tax asset valuation allowances.
As of March 31, 2013, the Company had unamortized stock‑based compensation expense of $18,866 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.71 years.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months ended March 31,
	2013	2012
Expected life (in years)	0.5	*
Volatility	46%	*
Risk-free interest rate	0.15%	*
Dividend yield	—%	*
* Employee participation in the ESPP did not begin until the second quarter of 2012.
As of March 31, 2013, the Company expects to recognize $80 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.08 years.

8. Net Loss per Share
Basic net loss per share of common stock is calculated by dividing the net loss by the weighted‑average number of shares of common stock outstanding for the period. The weighted‑average number of shares of common stock used to calculate basic net loss per share of common stock excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted‑average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(6,393)	$(4,753)
Denominator:
Weighted average number of common shares used in computing basic and diluted net loss per share	33,461	5,619
Net loss per common share
Basic and diluted net loss per share	$(0.19)	$(0.85)
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Convertible preferred stock (as converted)	—	39,135
Stock options to purchase common stock	9,554	10,010
Common stock subject to repurchase	3	10
Common stock warrants	—	2
Restricted stock units	1	—
Total	9,558	49,157

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

	Three Months Ended March 31,
	2013	2012
Total revenue:
United States	$25,509	$20,065
Rest of World	5,255	4,554
Total revenue	$30,764	$24,619

	Three Months Ended March 31,	Year Ended December 31,
	2013	2012
Long-lived assets:
United States	$6,829	$6,857
Rest of World	1,609	1,703
Total long‑lived assets	$8,438	$8,560

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
Income tax expense for the three months ended March 31, 2013 was $142 and on a pre-tax loss of $6,251. Income tax expense for the three months ended March 31, 2012 was $79 on a pre-tax loss of $4,674. As of March 31, 2013, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and certain foreign jurisdictions whereby pre-tax losses in these jurisdictions do not result in the recognition of corresponding income tax benefits.
The Company's effective tax rate for the three months ended March 31, 2013 increased to 2.3% from 1.7% for the same prior year period. The current period's effective tax rate was negatively impacted by a discrete charge for accrued withholding tax on non-permanently reinvested earnings.
The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company's effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

As of March 31, 2013, due to recent net cumulative losses and other negative evidence, a valuation allowance of approximately $4,000 remains on certain non-U.S. deferred tax assets that are not more-likely-than-not to be realized. The Company evaluates its deferred tax asset valuation allowance position on a quarterly basis and believes a reversal of a significant portion of the Company's valuation allowance on non-U.S. deferred tax assets is possible in the next 12 months.

As of March 31, 2013, the Company's gross uncertain tax benefits totaled $2,958, excluding related accrued interest and penalties of $182. As of March 31, 2013, $253 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect its effective tax rate if recognized. During the three months ended March 31, 2013, the Company's gross uncertain tax benefits increased $218. The increase is comprised of an $129 increase for tax positions taken in the current period and an $89 decrease for tax positions taken in prior periods. The increase for tax positions taken in prior period relates mainly to the reinstatement of the research credit as enacted by the American Taxpayer Relief Act of 2012 on January 2, 2013.
The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that increase the tax liabilities.

11. Subsequent Events

On April 5, 2013, the Company completed its acquisition of 100% ownership of Mail Distiller Limited for a total cash consideration of $4.5 million. The results of Mail Distiller's operations will be included in the consolidated financial statements following the acquisition date. The Company is currently evaluating the purchase price allocation following the consummation of the transaction. It is not possible to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information given the short period of time between acquisition date and the filing of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K for fiscal year 2012, or 2012 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2012 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

•
In 2012, we introduced Proofpoint Enterprise Governance, an information governance solution that provides organizations the ability to monitor and apply governance policies to unstructured information across the enterprise. We also introduced Proofpoint Targeted Attack Protection along with Proofpoint Secure Share. Proofpoint Targeted Attack Protection is a solution that uses big data analysis techniques to identify and apply additional security controls to suspicious messages. Proofpoint Secure Share allows enterprises to securely exchange large files with ease in a cloud-based environment.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our security-as-a-service platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our security-as-a-service platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through nonrenewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, as evidenced by the fact that these sales consistently represent 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 89% of total revenue in 2010, to 95% in 2012.
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
Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. In some cases, we provide a hardware appliance to those customers that elect to host elements of our solution behind their firewall. Increasing adoption of virtualization in the data center has led to a decline in the sales of our hardware appliances and a shift towards our software‑based virtual appliances, which are delivered as a download via the Internet. Our hardware and services offerings carry lower margins and are provided as a courtesy to our customers. We expect the overall proportion of revenue derived from the hardware and services offerings to generally remain below 10% of our total revenue.
The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Customers from outside of the United States represented 17% and 18% of total revenue for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had in excess of 2,700 customers around the world, including 28 of the Fortune 100. In terms of customer concentration, there was one partner that accounted for 17% of our total revenue in the three months ended March 31, 2013, although the partner sold to a number of end user customers. There were no other single partners or customers that accounted for more than 10% of our total revenue in the three months ended March 31, 2012.
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
As part of maintaining our security-as-a-service platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud‑based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers’ experience over time while also lowering our costs to deliver the service, as evidenced by our improvements in gross profit over the past three years. Our security-as-a-service platform is a shared infrastructure that is used by all of our more than 2,700 customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.
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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Total revenue	$30,764	$24,619
Growth	25%	31%
Subscription revenue	$28,452	$23,269
Growth	22%	45%
Adjusted subscription gross profit	$21,181	$17,287
% of subscription revenue	74%	74%
Billings	$35,085	$23,882
Growth	47%	25%
Adjusted EBITDA	$(2,109)	$(783)
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

The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Subscription revenue	$28,452	$23,269
Cost of subscription revenue	7,829	7,211
Subscription gross profit	20,623	16,058

Stock‑based compensation	232	129
Amortization of intangible assets	326	1,100
Adjusted subscription gross profit	$21,181	$17,287
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

The following unaudited table presents the reconciliation of total revenue to billings for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Total revenue	$30,764	$24,619
Deferred revenue
Ending	91,180	75,503
Beginning	86,859	76,240
Net change	4,321	(737)
Billings	$35,085	$23,882

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
The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss	$(6,393)	$(4,753)
Depreciation	1,273	1,017
Amortization of intangible assets	404	1,279
Interest (income) expense, net	(12)	60
Provision for income taxes	142	79
EBITDA	$(4,586)	$(2,318)
Stock‑based compensation expense	2,071	1,501
Acquisition‑related expense	39	3
Other income	(2)	—
Other expense	369	31
Adjusted EBITDA	$(2,109)	$(783)

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
We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred revenue, stock-based compensation and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2012 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.
Components of Our Results of Operations
Revenue
We derive our revenue primarily through the license of various solutions and services on our security-as-a-service platform on a subscription basis, supplemented by the sales of training, professional services and hardware depending upon our customers’ requirements.
Subscription. We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract (as more fully described in our 2012 Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations"). We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. Our subscription revenue as a percentage of our total revenue was 92% of total revenue in the three months ended March 31, 2013. We expect our subscription revenue will continue to grow and remain above 90% of our total revenue.
Hardware and services. We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. Effective January 1, 2011, we adopted the revenue recognition guidance of Accounting Standards Update (ASU) 2009-13 and ASU 2009-14, which mandate that our revenue derived from the sale of hardware be recognized at the time of shipment. Prior to the adoption of this new accounting guidance, hardware revenue was recognized ratably over the duration of the contract. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. The revenue derived from these hardware and services offerings increased as a percentage of our total revenue from 5% of total revenue in the three months ended March 31, 2012 to 8% of total revenue in the three months ended March 31, 2013 due to the recognition of a major professional service contract completed during this period. We expect the overall proportion of revenue derived from hardware and services offerings to generally remain below 10% of our total revenue.
Total Cost of Revenue
Our cost of revenues consists of cost of subscription revenue and cost of hardware and services revenue. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, data center costs and hardware costs are the most significant components of our cost of revenues. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.
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
Research and Development. Research and development expenses include personnel costs, consulting services and depreciation. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position, however, over the longer term, we intend to monitor these costs so as to decrease this spending as a percentage of total revenue. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, for software developed for internal use on behalf of our customers, we have capitalized costs of approximately $0.4 million, all of which was incurred during 2011, and is being amortized as cost of subscription revenue over a two‑year period. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.
Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and other costs including travel and entertainment, marketing and promotional events, public relations and marketing activities. All of these costs are expensed as incurred, including sales commissions. These costs also include amortization of intangible assets as a result of our past acquisitions. Reflecting our continued investment in growing our sales and marketing operations, both domestically and internationally, headcount increases were reflected in higher compensation expense consistently with our revenue growth. Our sales personnel are typically not immediately productive, and therefore the increase in sales and marketing expenses we incur when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term if these new sales people fail to become productive. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue will affect our future financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and be among the most significant components of our operating expenses.

General and Administrative. General and administrative expenses include personnel costs, consulting services, audit fees, tax services, legal expenses and other general corporate items. As a result of our operational growth transitioning from a non-public to public company, we expect our general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our operations, hire additional personnel and transition from being a private company to a public company, although we expect these expenses to decrease as a percentage of total revenue.
Total Other Income (Expense), Net
Total other income (expense), net, consists of interest income (expense), net and other income (expense), net. Interest income (expense), net, consists primarily of interest income earned on our cash, cash equivalents and short term investments offset by the interest expense for our capital lease payments and borrowings under our equipment loans. Other income (expense), net, consists primarily of the net effect of foreign currency transaction gains or losses.
Provision for Income Taxes
The provision for income taxes is related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Analyses have been conducted to determine whether an ownership change has occurred since inception. The analyses have indicated that although an ownership change occurred in a prior year, the net operating losses would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended March 31,
	2013		2012
	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$28,452	92%	$23,269	95%
Hardware and services	2,312	8	1,350	5
Total revenue	30,764	100	24,619	100
Cost of revenue:
Subscription	7,829	25	7,211	29
Hardware and services	1,239	4	1,169	5
Total cost of revenue	9,068	29	8,380	34
Gross profit	21,696	71	16,239	66
Operating expense:
Research and development	7,562	25	5,881	24
Sales and marketing	16,128	52	12,175	50
General and administrative	3,902	13	2,766	11
Total operating expense	27,592	90	20,822	85
Operating loss	(5,896)	(19)	(4,583)	(19)
Interest expense, net	12	—	(60)	—
Other income (expense), net	(367)	(1)	(31)	—
Loss before provision for income taxes	(6,251)	(20)	(4,674)	(19)
Provision for income taxes	(142)	—	(79)	—
Net loss	$(6,393)	(20)%	$(4,753)	(19)%

Comparison of the Three Months Ended March 31, 2013 and 2012
Revenue

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Revenue
Subscription	$28,452	$23,269	22%
Hardware and services	2,312	1,350	71
Total revenue	$30,764	$24,619	25%
Subscription revenue for the three months ended March 31, 2013 increased $5.2 million, or 22% as compared to the corresponding period last year. This increase was primarily due to a $4.3 million increase in revenue contributed from the United States and, to a lesser extent, for the same period, a $0.9 million increase from our international operations. The increase was due to our ongoing investment in sales and marketing resources, including net headcount increase in sales and marketing personnel, coupled with an ongoing improvement in economic conditions in the United States, resulting in improved demand for our platform worldwide. We believe that the shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT led to the increase in demand for data protection and governance solutions.
Hardware and services revenue for the three months ended March 31, 2013 increased $1.0 million, or 71% compared to the corresponding period last year. This increase was primarily from the United States, contributing $1.1 million, offset by $0.1 million decrease in international locations. The increase in U.S. revenue was primarily attributable to the timing of services revenue recognition of $1.2 million in professional services revenue upon completion of the service during the three months ended March 31, 2013. This increase was offset by a decrease of $0.1 million from hardware appliances revenue due to our adoption of new revenue recognition guidance (as more fully described in our Critical Accounting Policies) effective January 1, 2011 under which revenue from sales of hardware appliances began to be recognized when sold.
Cost of Revenue

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Cost of revenue
Subscription	$7,829	$7,211	9%
Hardware and services	1,239	1,169	6
Total cost of revenue	$9,068	$8,380	8%
Cost of subscription revenue for the three months ended March 31, 2013 increased $0.6 million, or 9%, compared to the corresponding period last year. This increase in cost of subscription revenue was primarily due to a $0.8 million increase in customer support service personnel related expense to support the ongoing growth. The increase was further offset by a $0.2 million decrease in operations related expense primarily due to a reduction of the intangible assets amortization for the developed technology related to a prior acquisition in 2008. Royalty expense decreased by $0.1 million due to replacement of third-party licensed technology, as well as improved economic terms associated with other ongoing license agreements.

Cost of hardware and service revenue for the three months ended March 31, 2013 increased $0.1 million, or 6%, compared to the corresponding period last year. This increase was primarily due to an increase in cost of professional services personnel related expense of $0.4 million related to an increase in professional services revenue, offset by a decrease in appliance costs of $0.3 million.
Operating Expenses

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Research and development	$7,562	$5,881	29%
Percent of total revenue	25%	24%
Research and development expense increased $1.7 million, or 29% for the three months ended March 31, 2013 as compared to the corresponding period last year. This change was primarily due to increased personnel costs as a result of headcount increase during the three months ended March 31, 2013 compared to the corresponding period last year.

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Sales and marketing	$16,128	$12,175	32%
Percent of total revenue	52%	50%
Sales and marketing expense increased $4.0 million, or 32%, for the three months ended March 31, 2013, as compared to the corresponding period last year. Headcount increase on a worldwide basis resulted in increased employee compensation related expenses of $ 2.7 million, coupled with an increase of $0.6 million related to facilities and corporate expenses. In addition, travel expense increased $0.5 million and marketing program spending increased $0.2 million as a result of our continued investment in lead generation programs, trade shows and our corporate branding programs.

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
General and administrative	$3,902	$2,766	41%
Percent of total revenue	13%	11%
General and administrative expense increased $1.1 million, or 41%, for the three months ended March 31, 2013 as compared to the corresponding period last year. This change was primarily due to an increase in net headcount resulting in increased personnel costs of $0.5 million and outside services of $0.6 million over the respective three month comparative period, as we continued to fill additional roles in our transition to being a public company.
Total Other Income (Expense), Net

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Total other income (expense), net	$(367)	$(31)	1084%
Total other income (expense), net decreased $0.3 million for the three months ended March 31, 2013, as compared to the corresponding period last year. The change was primarily due to foreign currency transactions.
Provision for Income Taxes

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)
Provision of income taxes	$142	$79	80%
Total income tax expense increased $0.1 million, or 80% for three months ended March 31, 2013, as compared to the corresponding period last year.  The increase was due primarily to a discrete charge in the current period for accrued withholding tax on non-permanently reinvested earnings.

As of March 31, 2013, due to recent net cumulative losses and other negative evidence, a valuation allowance of approximately $4.0 million remains on certain  non-U.S. deferred tax assets that are not more-likely-than-not to be realized.  We evaluate our deferred tax asset valuation allowance position on a quarterly basis.  As a result, management believes a reversal of a significant portion of our valuation allowance on non-U.S. deferred tax assets is possible in the next 12 months.

Liquidity and Capital Resources
Since our inception, we have relied principally on sales of our preferred stock to fund our operating activities. To date, we have raised $92.8 million from the sale of preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in April and May 2012, we raised net proceeds of $68.3 million in our initial public offering.
We entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of March 31, 2013, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and no longer have the ability to draw on this equipment line. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at March 31, 2013 were $3.6 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness. As of March 31, 2013, we were in compliance with this financial covenant.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$1,195	$236
Net cash provided by investing activities	435	1,047
Net cash provided by financing activities	3,770	1,525
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
We generated $1.2 million of cash from operating activities in the three months ended March 31, 2013. This generation of cash was the result of a net loss of $6.4 million, offset by non-cash expenditures of $4.0 million, which included depreciation, amortization, accretion of investments and stock‑based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash generated from operations was further due to an increase in deferred revenue of $4.3 million related to timing of revenue recognition. Additional fund contributions were due to the net change in certain working capital items, most notably an increase in accounts receivable of $2.4 million, an increase in inventory of $0.2 million, and a decrease in accrued liabilities of $0.1 million related to timing of accrued payables, an increase of $0.1 million in prepaid expenses and other assets, and an increase in accounts payable of $1.7 million related to timing of accrued payables paid during the period.
Cash generated from operating activities in the three months ended March 31, 2012 of $0.2 million was the result of a net loss of $4.8 million, offset by non-cash expenditures of $3.8 million, which included depreciation, amortization and stock‑based compensation expense, due to headcount growth and investment in the business. This was further offset by a decrease in deferred revenue of $0.7 million and a decrease in deferred product costs of $0.4 million. Additional contributions were due to net change in working capital items, most notably a decrease in accounts receivable of $1.5 million due to strong collection efforts and timing of increased sales, an increase of $0.2 million in inventory, a decrease of $0.4 million in prepaid expenses and other assets, and net decrease in accounts payable and accrued liabilities of $0.7 million, related to timing of inventory, data center obligations, and employee compensation accruals.
Net Cash Flows Provided by (Used in) Investing Activities
Our primary investing activities have consisted of the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Cash from investing activities provided $0.4 million of cash during the three months ended March 31, 2013. This was primarily due to proceeds of $21.8 million from sales and maturities of the short-term investments, offset by purchases of short term investments of $20.4 million. In addition, we used $1.0 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture.
Cash provided by investing activities in the three months ended March 31, 2012 of $1.0 million was primarily from net proceeds of $2.3 million from sales and maturities of the short‑term investments, offset by $1.3 million of equipment purchases used for infrastructure expansion and other fixed assets.
Net Cash Flows Provided by (Used in) Financing Activities
Cash provided by financing activities in the three months ended March 31, 2013 was $3.8 million. This was primarily related to $4.2 million of proceeds from the exercise of stock options, partially offset by $0.4 million in repayments under our equipment financing loans.
Cash provided by financing activities in the three months ended March 31, 2012 was $1.6 million. This was primarily related to $1.6 million of proceeds from the exercise of stock options.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and short term investments primarily consist of money market funds, commercial paper, corporate debt securities. As of March 31, 2013, we had cash, cash equivalents, and short‑term investments of $90.2 million. The carrying amount of our cash, cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
As of March 31, 2013 we had borrowings outstanding with principal amounts of $3.6 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rate of our borrowings as of March 31, 2013 was 4.5%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates at March 31, 2013 would result in an insignificant impact to interest expense for 2013.
Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the statement of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction loss included in determining net loss were $0.4 million for the three months ended March 31, 2013 and $30,000 for the three months ended March 31, 2012. Transaction gains and losses are included in other income (expense), net.
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
ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have incurred net losses in every year since our inception, including net losses of $6.4 million and $20.4 million in the three months ended March 31, 2013 and 2012, respectively. As a result, we had an accumulated deficit of $188.9 million as of March 31, 2013. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 487 as of March 31, 2013. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of March 31, 2013, we had $21.1 million in goodwill and intangible assets recorded on our consolidated balance sheet. We may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.4 million on our consolidated balance sheet as of March 31, 2013 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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
Our independent registered public accounting firm is not required to report on to the effectiveness of our internal control over financial reporting until the later of the filing of our annual report on Form 10-K for our fiscal year ending December 31, 2013, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
Under the Jumpstart Our Business Startups Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On April 8, 2013, Mr. Cooper discontinued his employment with the Company, pursuant to the disclosure previously made by the Company in its January 31, 2013 filing with the Securities and Exchange Commission on Form 8-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 9, 2013.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)