Form 10-Q
period 2013-06-30
PROOFPOINT INC
filed 2013-08-07
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 31, 2013: 35,312,601 shares.

PROOFPOINT, INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$64,818	$39,254
Short-term investments	24,866	47,263
Accounts receivable, net of allowance for doubtful accounts of $208 and $187 at June 30, 2013 and December 31, 2012, respectively	21,054	18,115
Inventory	542	567
Deferred product costs, current	1,092	1,184
Prepaid expenses and other current assets	3,760	3,491
Total current assets	116,132	109,874
Property and equipment, net	9,124	8,560
Deferred product costs, noncurrent	287	326
Goodwill	20,009	18,557
Intangible assets, net	5,745	2,913
Other noncurrent assets	3,546	211
Total assets	$154,843	$140,441
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,391	$2,496
Accrued liabilities	10,512	12,078
Notes payable and lease obligations, current	1,678	1,658
Deferred rent	554	462
Deferred revenue, current	68,694	62,642
Total current liabilities	86,829	79,336
Notes payable and lease obligations, noncurrent	1,525	2,354
Other long term liabilities, noncurrent	1,311	726
Deferred revenue, noncurrent	25,780	24,217
Total liabilities	115,445	106,633

Stockholders’ Equity
Common stock, $0.0001 par value; 200,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 35,119 and 33,044 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4	3
Additional paid-in capital	230,340	216,280
Accumulated other comprehensive (loss) income	(10)	3
Accumulated deficit	(190,936)	(182,478)
Total stockholders’ equity	39,398	33,808
Total liabilities and stockholders’ equity	$154,843	$140,441
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Subscription	$30,816	$24,750	$59,268	$48,019
Hardware and services	1,011	1,193	3,323	2,543
Total revenue	31,827	25,943	62,591	50,562
Cost of revenue:(1)(2)
Subscription	8,276	7,236	16,105	14,447
Hardware and services	1,203	1,134	2,442	2,303
Total cost of revenue	9,479	8,370	18,547	16,750
Gross profit	22,348	17,573	44,044	33,812
Operating expense:(1)(2)
Research and development	7,591	6,224	15,153	12,105
Sales and marketing	16,239	13,450	32,367	25,625
General and administrative	3,777	2,964	7,679	5,730
Total operating expense	27,607	22,638	55,199	43,460
Operating loss	(5,259)	(5,065)	(11,155)	(9,648)
Interest (expense) income, net	(5)	(43)	7	(103)
Other expense, net	(148)	(178)	(515)	(209)
Loss before benefit from (provision for) income taxes	(5,412)	(5,286)	(11,663)	(9,960)
Benefit from (provision for) income taxes	3,347	(232)	3,205	(311)
Net loss	$(2,065)	$(5,518)	$(8,458)	$(10,271)
Net loss per share, basic and diluted	$(0.06)	$(0.21)	$(0.25)	$(0.65)
Weighted average shares outstanding, basic and diluted	34,625	26,195	34,028	15,907
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$196	$109	$428	$238
Cost of hardware and services revenue	39	15	75	26
Research and development	559	485	1,064	907
Sales and marketing	847	820	1,621	1,471
General and administrative	511	506	1,035	794
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$413	$1,019	$739	$2,119
Research and development	8	7	16	15
Sales and marketing	228	146	298	317
General and administrative	11	—	11	—
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,065)	$(5,518)	$(8,458)	$(10,271)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net	1	(11)	(13)	(9)
Comprehensive loss	$(2,064)	$(5,529)	$(8,471)	$(10,280)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(8,458)	$(10,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,701	4,499
Accretion of investments	386	—
Provision for allowance for doubtful accounts	17	—
Stock‑based compensation	4,223	3,436
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,841)	3,552
Inventory	25	223
Deferred products costs	131	768
Prepaid expenses and other current assets	(129)	(311)
Noncurrent assets	(3,334)	59
Accounts payable	1,303	(1,296)
Accrued liabilities	(2,273)	790
Deferred rent	92	(5)
Deferred revenue	7,615	(334)
Net cash provided by operating activities	458	1,110
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	42,386	2,939
Purchase of short-term investments	(20,387)	(35,198)
Purchase of property and equipment	(1,990)	(2,443)
Acquisition of business, net of cash acquired	(3,771)	—
Net cash provided by (used in) investing activities	16,238	(34,702)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	9,705	1,761
Proceeds from initial public offering, net of offering costs	—	68,405
Repayments of equipment financing loans	(837)	(184)
Net cash provided by financing activities	8,868	69,982
Net increase in cash and cash equivalents	25,564	36,390
Cash and cash equivalents
Beginning of period	39,254	9,767
End of period	$64,818	$46,157

Supplemental disclosure of noncash investing and financing information
Unpaid initial public offering costs	$—	$108
Unpaid purchase of property and equipment	$1,857	$275

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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for fair statement of results for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2012 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accompanying Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2012 Annual Report on Form 10-K.
There have been no material changes to the Company's significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 except as otherwise described below.
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
Business Combinations
The accompanying Condensed Consolidated Financial Statements include the operations of an acquired business after the completion of the acquisition. The Company accounts for acquired businesses using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, while transaction costs are expensed as incurred. The measurement of fair value of assets and liabilities assumed requires significant judgment. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies Accounting Standards Codification ("ASC") 350, “Intangibles—Goodwill and Other”, and performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, it then conducts the second step, a two-part test for impairment of goodwill. The Company first compares the fair value of its reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying value of the net assets exceeds the fair values of the reporting unit, then the second part of the impairment test must be performed in order to determine the implied fair value of the goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified to date by the Company during the six months ended June 30, 2013.
Intangible assets consist of developed technology, customer relationships, vendor relationships, non-compete arrangements and trademarks and patents. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.
Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, typically ranging from one to seven years.
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
The Company applies the provision of ASC 985-605, “Software Revenue Recognition", and related interpretations, to all transactions involving the licensing of software, as well as related support, training, and other professional services. ASC 985-605 requires revenue earned on software arrangements involving multiple elements such as software license, support, training and other professional services to be allocated to each element based on the relative fair values of these elements. The fair value of an element must be based on vendor‑specific objective evidence (“VSOE”) of fair value. VSOE of fair value of each element is based on the price charged when the element is sold separately. Revenue is recognized when all of the following criteria are met as set forth in ASC 985-605:

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
In the accompanying Condensed Consolidated Statement of Operations, revenue is categorized as "subscription" and "hardware and services." Although the Company is unable to separate its multiple elements under the applicable revenue recognition guidance since it does not have sufficient VSOE of fair value for revenue recognition purposes, the Company has used a systematic and rational estimate to classify revenue between "subscription" and "hardware and services." For presentation purposes only, the Company allocates revenue to hardware and services based upon management's best estimate of fair value of such deliverables using a cost plus model. The remaining consideration of the arrangement is then allocated to subscription services. Management believes that this methodology provides a reasonable basis to allocate revenue between subscription and hardware and services for presentation purposes.
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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through June 30, 2013, the Company experienced no significant credit losses.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract, which typically ranges from 12 to 36 months.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the note payable approximates its fair value and is a Level 2 measurement within the fair value hierarchy.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. Total comprehensive loss has been presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
During the six months ended June 30, 2013, the Company adopted Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires filers to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net loss. The Company had no significant reclassifications out of accumulated other comprehensive loss into net loss for the three and six months ended June 30, 2013 and 2012.

Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, "Income Taxes", a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new guidance.
2. Acquisition

On April 5, 2013 (the "Acquisition Date"), pursuant to the terms of a share transfer agreement, the Company purchased all of the outstanding share capital of Mail Distiller Limited, a Northern Ireland Company ("Mail Distiller" and the "Acquisition") for $4,500. Mail Distiller is a European-based provider of the Security as a Service ("SaaS") email security solutions. The Acquisition allows the Company to create the Proofpoint EssentialsTM product line, a suite of SaaS security and compliance solutions specifically designed for distribution across managed service providers and dedicated security resellers.

The Acquisition was accounted for under the acquisition method of accounting in which the tangible and identifiable intangible assets and liabilities of Mail Distiller were recorded at their respective fair values as of the Acquisition Date, including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of identifiable net assets. The Company expects the combined entity to achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Mail Distiller's net identifiable assets acquired and, as a result, goodwill was recorded in connection with the Acquisition. The goodwill is not deductible for tax purposes.

At June 30, 2013, with the help of third-party specialists, the Company completed the valuation of the estimated fair values for the assets acquired and liabilities assumed at the Acquisition Date and the results of operations of Mail Distiller and the fair values of the assets acquired and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the Acquisition Date. For the three months ended June 30, 2013, the Company recorded $102 in revenue and recognized a pre-tax net loss of $392 from Mail Distiller.

As of June 30, 2013, the Company paid $3,771 in cash considerations, net of cash acquired, with $669 held back to secure indemnification obligations, which has not been released as of the filing of this Quarterly Report on Form 10-Q. The Company incurred $127 in acquisition-related costs which were recorded in operating expenses for the six months ended June 30, 2013.

Fair value of assets acquired and liabilities assumed

The following table summarizes the provisional fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$204	N/A
Liabilities assumed	(1,052)	N/A
Trade name	7	1
Customer relationships	1,291	2
Non-compete agreements	123	2
Core/developed technology	2,475	7
Goodwill	1,452	Indefinite
	$4,500

Pro forma financial information

The following pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2013 and 2012 as if the Acquisition had been completed on January 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. The pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the Company and Mail Distiller. Accordingly, these pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue	$31,834	$26,121	$62,809	$50,905
Net loss	(2,006)	(5,820)	(8,758)	(10,933)
Basic and diluted loss per share	$(0.06)	$(0.22)	$(0.26)	$(0.69)

The pro forma financial information excludes non-recurring Acquisition-related transaction costs incurred by the Company of $88 and $127, respectively, for the three and six months ended June 30, 2013. None was incurred in 2012.

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

June 30,
2013
Balance at December 31, 2012	$18,557
Add: Goodwill from acquisitions	1,452
Balance at June 30, 2013	$20,009
The goodwill balance as of June 30, 2013 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc. (“Sigaba”), Everyone.net, Inc. (“EDN”), GFI Software Ltd., Spam and Open Relay Blocking System (“SORBS”), NextPage, Inc. and the Mail Distiller acquisition in the second quarter of 2013.
Intangible Assets
Intangible assets excluding goodwill, consisted of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,116	$(15,902)	$4,214	$17,641	$(15,163)	$2,478
Customer relationships	3,699	(2,392)	1,307	2,408	(2,109)	299
Non-compete agreements	229	(55)	174	106	(27)	79
Trademark and patents	105	(55)	50	98	(41)	57
	$24,149	$(18,404)	$5,745	$20,253	$(17,340)	$2,913

Amortization expense of intangibles totaled $660 and $1,172, respectively, for the three months ended June 30, 2013 and 2012 and $1,064 and $2,451, respectively, for the six months ended June 30, 2013 and 2012.

Future estimated amortization expense of intangible assets as of June 30, 2013 is presented below:

2013, remainder	$1,202
2014	1,782
2015	1,250
2016	353
2017	352
Thereafter	806
$5,745

4. Fair Value Measurements and Financial Instruments
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

As of June 30, 2013 and December 31, 2012, the Company had no financial assets or liabilities that required Level 3 classification, including those that have unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.
The following tables summarize, for each category of assets or liabilities, the respective fair value as of June 30, 2013 and December 31, 2012 and the classification by level of input within the fair value hierarchy.

	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$49,943	$49,943	$—
Short-term investments:
Corporate debt securities	16,870	—	16,870
Commercial paper	5,996	—	5,996
Certificates of deposit	2,000	—	2,000
Total financial assets	$74,809	$49,943	$24,866

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$26,485	$26,485	$—
Commercial paper	1,020	1,020	—
Short-term investments:
Corporate debt securities	29,267	—	29,267
Commercial paper	15,988	—	15,988
Certificates of deposit	2,008	—	2,008
Total financial assets	$74,768	$27,505	$47,263

Financial Instruments
The cost and fair value of the Company’s available-for-sale investments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$14,875	$—	$—	$14,875
Money market funds	49,943	—	—	49,943
Total	$64,818	$—	$—	$64,818

Short term investments:
Corporate debt securities	$16,880	$3	$(13)	$16,870
Commercial paper	5,996	—	—	5,996
Certificates of deposit	2,000	—	—	2,000
Total	$24,876	$3	$(13)	$24,866

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and Cash Equivalents:
Cash	$11,749	$—	$—	$11,749
Money market funds	26,485	—	—	26,485
Commercial paper	1,020	—	—	1,020
Total	$39,254	$—	$—	$39,254

Short term investments:
Corporate debt securities	$29,266	$4	$(3)	$29,267
Commercial paper	15,987	1	—	15,988
Certificates of deposit	2,007	1	—	2,008
Total	$47,260	$6	$(3)	$47,263

As of June 30, 2013 and December 31, 2012, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
5. Commitments and Contingencies
Operating Leases
The Company has noncancellable operating leases with various expiration dates through May 2017.
Rent expense was $403 and $381, respectively, for the three months ended June 30, 2013 and 2012 and $803 and $771, respectively, for the six months ended June 30, 2013 and 2012.
Capital Leases
In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5% and are secured by fixed assets used in the Company's office locations.
At June 30, 2013, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2013, remainder	$9	$2,927
2014	18	3,337
2015	11	741
2016	—	306
2017	—	130
Total minimum lease payments	38	$7,441
Less: Amount representing interest	(2)
Present value of capital lease obligations	36
Less: Current portion	(17)
Long-term portion of capital lease obligations	$19

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
6. Debt
Equipment Financing Loans
The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.5%. As of June 30, 2013, the interest rate on the outstanding advances was 4.5%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at June 30, 2013 were $3,147. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of June 30, 2013, the Company was in compliance with the financial covenant.
Interest expense was $38 and $57, respectively, for the three months ended June 30, 2013 and 2012, and $80 and $109, respectively, for the six months ended June 30, 2013 and 2012.
At June 30, 2013, the remaining repayment commitments related to the equipment loans are as follows:

2013, remainder	$821
2014	1,642
2015	684
$3,147
Third-Party Financing
As part of the Acquisition, the Company assumed a bank loan held by Mail Distiller. As of June 30, 2013, the outstanding balance was $20.
7. Stockholders’ Equity
Initial Public Offering

In April 2012, the Company completed its initial public offering of its common stock to the public (“IPO”) whereby 5,859 shares of common stock sold by the Company (inclusive of 729 shares of common stock from the partial exercise of the overallotment option granted to the underwriters) and 1,370 shares of common stock sold by the selling shareholders (inclusive of 171 shares of common stock from the partial exercise of the overallotment option granted to the underwriters). The public offering price of the shares sold in the offering was $13.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $76,200. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $68,300. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 19,567 shares of common stock. As a result, following the IPO, the Company has two classes of authorized stock: Common stock and Preferred stock.
As of June 30, 2013, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share. The Company had 35,119 and 33,044 shares, respectively, issued and outstanding at June 30, 2013 and December 31, 2012.
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
Number of shares of common stock reserved for future issuance was as follows:

	As of June 30,	As of December 31,
	2013	2012
Options available for future grant under the stock plans	5,653	4,611
Options outstanding under stock option plans	8,248	9,636
Shares available for future issuance under ESPP	860	646
Common stock issuable upon settlement of outstanding restricted stock units	39	1
Total shares reserved	14,800	14,894
Stock Option Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has two equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”) and the 2012 Plan. Upon the IPO, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. All outstanding stock awards under the 2002 and 2012 Plans (collectively, the "Plan") will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights ("SARs"), restricted stock units (“RSUs”), and performance shares. The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. 20,316 shares of common stock were initially reserved for issuance to eligible participants, under the 2012 Plan. As of June 30, 2013, 5,653 shares were available for future grant. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. On January 1, 2013, the number of shares of the Company's common stock available for grant and issuance under the 2012 Plan increased by 1,652 shares.
Stock option activity under the Plan was as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2012	9,636	$5.63	7.33	$64,719
Options granted	1,360	15.21
Options exercised	(1,959)	4.36
Options forfeited and canceled	(789)	7.85
Balance at June 30, 2013	8,248	$7.30	7.30	$139,815
The total intrinsic value of options exercised was $24,063 and $9,783, respectively, for the six months ended June 30, 2013 and 2012. Total cash proceeds from such option exercises were $8,543 and $1,780, respectively, for the six months ended June 30, 2013 and 2012.
Restricted Stock Units
The fair value of each unit is based on the fair value of the Company’s common stock on the date of assumption. A summary of the status of RSUs awarded and unvested under the stock option plans as of June 30, 2013 is presented below:

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2012	1	$7.98
Awards granted	47	19.13
Awards released	(1)	7.98
Awards forfeited	(8)	18.31
Awarded and unvested at June 30, 2013	39	$19.24
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2013, there were 860 shares of the Company's common stock available for future issuance under the ESPP. On January 1, 2013, the number of shares of the Company's common stock reserved and available for issuance under the ESPP increased by 330 shares.
8. Stock‑Based Compensation

The Company recognized stock-based compensation expense under the Plan in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of subscription revenue	$196	$109	$428	$238
Cost of hardware and services revenue	39	15	75	26
Research and development	559	485	1,064	907
Sales and marketing	847	820	1,621	1,471
General and administrative	511	506	1,035	794
Total stock-based compensation expense	$2,152	$1,935	$4,223	$3,436
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
The weighted average fair value of stock options granted to employees was $10.58 and $11.11, respectively, during the three months ended June 30, 2013 and 2012 and $8.19 and $9.13, respectively, for the six months ended June 30, 2013 and 2012. The fair values were estimated on the grant dates using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (in years)	5.90	6.08	6.04	6.08
Volatility	58%	59%	58%	59-60%
Risk-free interest rate	1.1%	1.0%	1.1%	1.0-1.2%
Dividend yield	—%	—%	—%	—%
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
As of June 30, 2013, the Company had unamortized stock‑based compensation expense of $17,659 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.64 years. The Company had $565 of unamortized stock‑based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.81 years.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (in years)	0.50	0.53	0.50	*
Volatility	40%	51%	40%	*
Risk-free interest rate	0.1%	0.1%	0.1%	*
Dividend yield	—%	—%	—%	*
* Employee participation in the ESPP did not begin until the second quarter of 2012.
As of June 30, 2013, the Company had $326 of unamortized compensation costs related to the current ESPP offering period, which are expected to be recognized over a weighted average period of 0.33 years.
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Six Months Ended June 30,
	2013	2012
Stock options to purchase common stock	8,248	10,194
Common stock subject to repurchase	2	7
Restricted stock units	39	—
Total	8,289	10,201
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
The following sets forth total revenue and long-lived assets by geographic area. Revenue by geography is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue:
United States	$26,288	$21,241	$51,797	$41,306
Rest of World	5,539	4,702	10,794	9,256
Total revenue	$31,827	$25,943	$62,591	$50,562

	As of June 30,	As of December 31,
	2013	2012
Long-lived assets:
United States	$7,379	$6,857
Rest of World	1,745	1,703
Total long‑lived assets	$9,124	$8,560
11. Income Taxes
The Company's quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company's quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax benefit for the three and six months ended June 30, 2013 was $3,347 and $3,205 on pre-tax losses of $5,412 and $11,663, respectively. Income tax expense for the three and six months ended June 30, 2012 was $232 and $311 on pre-tax losses of $5,286 and $9,960, respectively. The income tax rate for the three and six months ended June 30, 2013 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and certain foreign jurisdictions whereby pre-tax losses and gains in these jurisdictions do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the three and six months ended June 30, 2013 also varies from the United States statutory rate due to the recognition of a $3,392 deferred income tax benefit related to the release of a valuation allowance in Canada which occurred during the period.

The Company's effective tax rate for the six months ended June 30, 2013 increased to 27.5% from 3.1% for the same prior year period. The current period's effective tax rate was impacted by the recognition of a $3,392 deferred income tax benefit related to the release of a valuation allowance in Canada.

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

In Canada, the Company has historically had cumulative losses in recent years. However, that position changed to a three year cumulative income position during the second quarter of 2013. This position, along with management's analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in this jurisdiction are more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets has been reversed in the current period. This valuation allowance release resulted in a $3,392 deferred tax benefit being recorded in the current period.

As of June 30, 2013, the Company's gross uncertain tax benefits totaled $3,071, excluding related accrued interest and penalties of $180. As of June 30, 2013, $991 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the three months ended June 30, 2013, the Company's gross uncertain tax benefits increased $113. The increase is comprised of a $134 increase for tax positions taken in the current period, an $18 decrease for tax positions taken in prior period, and a $3 decrease related to statute expiration.

The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction. It believe it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that increase its tax liabilities.

12. Subsequent Events

Subsequent to the six months ended June 30, 2013, the Company completed two acquisitions (collectively, the "Acquisitions"). On July 10, 2013, the Company acquired certain assets and related liabilities of eDynamics, LLC for a purchase price of up to $1,200. On July 19, 2013, the Company completed the acquisition of Abaca Technology Corporation for a purchase price of $2,500.

The results of the Acquisitions' operations will be included in the consolidated financial statements following the acquisition date. The Company is currently evaluating the purchase price allocations following the consummation of the transactions. It is not possible to disclose the preliminary purchase price allocation or pro forma combined financial information given the short period of time between acquisition dates and the filing of this report.

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

•
In 2013, we launched Proofpoint EssentialsTM, a suite of Security as a Service ("SaaS") security and compliance solutions specifically designed for distribution across managed service providers and dedicated security resellers. Proofpoint Essentials provides capabilities to protect email infrastructure, and includes inbound email filtering to block spam and malware, outbound filtering for compliance with company policies, email continuity to enable email service availability, and email archiving.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our security-as-a-service platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our security-as-a-service platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through nonrenewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, as evidenced by the fact that these sales consistently represent 15% or more of our billings each year since

2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 89% of total revenue in 2010, to 95% during the first half of 2013.
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
The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Customers from outside of the United States represented 17% of total revenue for both the three and six months ended June 30, 2013, respectively, and 18% of total revenue for both the three and six months ended June 30, 2012. As of June 30, 2013, we had in excess of 2,700 customers around the world, including 27 of the Fortune 100. In terms of customer concentration, there was one partner that accounted for 16% of our total revenue in the three months ended June 30, 2013, although the partner sold to a number of end user customers. There were no other single partners or customers that accounted for more than 10% of our total revenue in the three months ended June 30, 2012.
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
With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 16 to 23 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue	$31,827	$25,943	$62,591	$50,562
Growth	23%	30%	24%	31%
Subscription revenue	$30,816	$24,750	$59,268	$48,019
Growth	25%	40%	23%	42%
Adjusted subscription gross profit	$23,149	$18,642	$44,330	$35,929
% of subscription revenue	75%	75%	75%	75%
Billings	$35,121	$26,346	$70,206	$50,228
Growth	33%	22%	40%	23%
Adjusted EBITDA	$(922)	$(926)	$(3,031)	$(1,710)
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
The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Subscription revenue	$30,816	$24,750	$59,268	$48,019
Cost of subscription revenue	8,276	7,236	16,105	14,447
Subscription gross profit	22,540	17,514	43,163	33,572

Stock‑based compensation	196	109	428	238
Amortization of intangible assets	413	1,019	739	2,119
Adjusted subscription gross profit	$23,149	$18,642	$44,330	$35,929
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

The following unaudited table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue	$31,827	$25,943	$62,591	$50,562
Deferred revenue
Ending	94,474	75,906	94,474	75,906
Beginning	91,180	75,503	86,859	76,240
Net change	3,294	403	7,615	(334)
Billings	$35,121	$26,346	$70,206	$50,228
Adjusted EBITDA
We have included adjusted EBITDA, a non‑GAAP financial measure, in this report because it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest income (expense), net, benefit from (provision for) income taxes, stock‑based compensation, acquisition-related expense, other income, and other expense. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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
The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net loss	$(2,065)	$(5,518)	$(8,458)	$(10,271)
Depreciation	1,364	1,032	2,637	2,048
Amortization of intangible assets	660	1,172	1,064	2,451
Interest expense (income), net	5	43	(7)	103
(Benefit) provision for income taxes	(3,347)	232	(3,205)	311
EBITDA	(3,383)	(3,039)	(7,969)	(5,358)
Stock‑based compensation expense	2,152	1,935	4,223	3,436
Acquisition‑related expense	161	—	200	3
Other income	(2)	(10)	(4)	(11)
Other expense	150	188	519	220
Adjusted EBITDA	$(922)	$(926)	$(3,031)	$(1,710)

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
General and Administrative. General and administrative expenses include personnel costs, consulting services, audit fees, tax services, legal expenses and other general corporate items. As a result of our operational growth as a recently public company, we expect our general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our operations and hire additional personnel, although we expect these expenses to decrease as a percentage of total revenue.
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
Benefit from (Provision for) Income Taxes
The benefit from (provision for) income taxes is related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Analyses have been conducted to determine whether an ownership change has occurred since inception. The analyses have indicated that although an ownership change occurred in a prior year, the net operating losses would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$30,816	97%	$24,750	95%	$59,268	95%	$48,019	95%
Hardware and services	1,011	3	1,193	5	3,323	5	2,543	5
Total revenue	31,827	100	25,943	100	62,591	100	50,562	100
Cost of revenue:
Subscription	8,276	26	7,236	28	16,105	26	14,447	29
Hardware and services	1,203	4	1,134	4	2,442	4	2,303	4
Total cost of revenue	9,479	30	8,370	32	18,547	30	16,750	33
Gross profit	22,348	70	17,573	68	44,044	70	33,812	67
Operating expense:
Research and development	7,591	24	6,224	24	15,153	24	12,105	24
Sales and marketing	16,239	51	13,450	52	32,367	52	25,625	51
General and administrative	3,777	12	2,964	11	7,679	12	5,730	11
Total operating expense	27,607	87	22,638	87	55,199	88	43,460	86
Operating loss	(5,259)	(17)	(5,065)	(19)	(11,155)	(18)	(9,648)	(19)
Interest (expense) income, net	(5)	—	(43)	—	7	—	(103)	—
Other expense, net	(148)	—	(178)	(1)	(515)	(1)	(209)	—
Loss before benefit from (provision for) income taxes	(5,412)	(17)	(5,286)	(20)	(11,663)	(19)	(9,960)	(19)
Benefit from (provision for) income taxes	3,347	11	(232)	(1)	3,205	5	(311)	(1)
Net loss	$(2,065)	(6)%	$(5,518)	(21)%	$(8,458)	(14)%	$(10,271)	(20)%

Comparison of the three and six months ended June 30, 2013 and 2012:
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$30,816	$24,750	25%	$59,268	$48,019	23%
Hardware and services	1,011	1,193	(15)	3,323	2,543	31
Total revenue	$31,827	$25,943	23%	$62,591	$50,562	24%
Subscription revenue for the three and six months ended June 30, 2013 increased $6.1 million, or 25%, and $11.3 million, or 23%, respectively as compared to the corresponding periods last year. This increase was primarily due to growth in revenue in the United States of $5.2 million and $9.5 million, respectively, during the three and six months ended June 30, 2013 as compared to the same periods in 2012. Our international revenue also grew $0.9 million and $1.8 million. respectively, during the three and six months ended June 30, 2013 as compared to the same periods in 2012. The increase was due to our ongoing investment in sales and marketing resources, including net headcount increase in sales and marketing personnel, coupled with an ongoing improvement in economic conditions in the United States, resulting in improved demand for our platform worldwide. We believe that the shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT led to the increase in demand for data protection and governance solutions.
During the three month ended June 30, 2013, hardware and services revenue declined $0.2 million from the three months ended June 30, 2012 due primarily to lower hardware appliances revenue as a result our continuing transition to a SaaS business model which led to decreased sales of appliances. Additionally, we adopted new revenue recognition guidance (as more fully described in Critical Accounting Policies in our 2012 Annual Report on Form 10-K) effective January 1, 2011 under which revenue from sales of hardware appliances is recognized when sold.
For the six months ended June 30, 2013, hardware and services revenue increased $0.8 million, or 31% compared to the corresponding period last year, primarily attributable to the timing of services revenue recognition of $1.2 million in professional services revenue upon completion of the services during the six months ended June 30, 2013. This increase was partially offset by a decrease of $0.4 million from hardware appliances revenue during the six months ended June 30, 2013 due to continuing transition to an SaaS business model and the adoption of new revenue recognition guidance (as more fully described in Critical Accounting Policies in our 2012 Annual Report on Form 10-K) effective January 1, 2011 under which revenue from sales of hardware appliances began to be recognized when sold.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$8,276	$7,236	14%	$16,105	$14,447	11%
Hardware and services	1,203	1,134	6	2,442	2,303	6
Total cost of revenue	$9,479	$8,370	13%	$18,547	$16,750	11%
Cost of subscription revenue for the three and six months ended June 30, 2013 increased $1.0 million, or 14%, and $1.7 million, or 11%, respectively, compared to the corresponding periods last year. Customer support-related services used to support our ongoing growth contributed $0.7 million and $1.5 million, respectively, of the overall increase during the three and six months ended June 30, 2013 as compared to the same periods in 2012. Operations-related expenses increased $0.3 million and $0.1 million, respectively, during the same periods primarily due to increased costs related to our growth, partially offset by a net reduction in intangible assets amortization for developed technology from past acquisitions. Other increases were attributable to increased licensing fees and professional service costs in association with our growth. These increases were partially offset by lower royalty expense which decreased $0.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2013 due to replacement of third-party licensed technology, as well as improved economic terms associated with other ongoing license agreements.
Cost of hardware and service revenue for the three and six months ended June 30, 2013 increased $0.1 million, or 6%, for both periods as compared to the corresponding periods last year. These increases were primarily due to the increases in cost of professional services personnel-related expense of $0.3 million and $0.7 million, respectively, related to the corresponding increase in professional services revenue, offset by a decrease in appliance costs of $0.3 million and $0.6 million, respectively.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Research and development	$7,591	$6,224	22%	$15,153	$12,105	25%
Percent of total revenue	24%	24%		24%	24%
For the three and six months ended June 30, 2013, research and development expense increased $1.4 million, or 22%, and $3.0 million, or 25%, respectively, as compared to the previous year periods, primarily due to increased personnel costs as a result of increased headcount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Sales and marketing	$16,239	$13,450	21%	$32,367	$25,625	26%
Percent of total revenue	51%	52%		52%	51%
Sales and marketing expense increased $2.8 million, or 21%, and $6.7 million, or 26%, respectively, for the three and six months ended June 30, 2013, as compared to the corresponding periods last year. These increases were primarily due to higher salaries, commissions and benefits of $2.3 million and $4.7 million, respectively, related to increased headcount on a worldwide basis and more sales since 2012. Additionally, other increases included facilities and corporate expenses of $0.3 million and $1.1 million, respectively, marketing costs of $0.1 million and $0.3 million, respectively, and travel expenses of $0.2 million and $0.6 million, respectively, as we continued to expand operations, seek out new leads and support existing customers during 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
General and administrative	$3,777	$2,964	27%	$7,679	$5,730	34%
Percent of total revenue	12%	11%		12%	11%
For the three months ended June 30, 2013, general and administrative expense increased $0.8 million, or 27%, primarily due to an increase in net headcount resulting in higher personnel costs of $0.4 million, outside services of $0.3 million over the respective three month comparative period as we continued to fill additional roles in our growth as a recently public company and facilities and corporate expenses of $0.2 million as we grew and expanded our operations.
The increase of $2.0 million, or 34%, for the six months ended June 30, 2013 as compared to the prior year was primarily due to increased headcount-related costs of $1.1 million and outside services of $0.8 million as we continued our growth as a recently public company.
Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Other expense, net	$(148)	$(178)	(17%)	$(515)	$(209)	146%
Other expense, net decreased less than $0.1 million for the three months ended June 30, 2013, as compared to the corresponding period last year, primarily due to foreign currency transactions.
For the six months ended June 30, 2013, total other expense, net increased $0.3 million primarily due to foreign currency transactions as a result of a weaker dollar against the British pound and Euro.
Benefit From (Provision For) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Benefit from (provision for) income taxes	$3,347	$(232)	1,543%	$3,205	$(311)	1,131%
For the three and six months ended June 30, 2013, we recorded an income tax benefit of $3.3 million and $3.2 million, respectively, as compared to a $0.2 million and $0.3 million income tax provision during the three and six months ended June 30, 2012, respectively. This change was primarily due to a discrete charge in the current period for the release of a deferred tax valuation allowance on Canadian deferred tax assets of $3.4 million in 2013.

Liquidity and Capital Resources
Since our inception, we have relied principally on sales of our capital stock to fund our operating activities. To date, we have raised $92.8 million from the sale of preferred stock. Additionally, we have utilized equipment lines to fund capital purchases and in April and May 2012, we raised net proceeds of $68.3 million in our initial public offering. As of June 30, 2013, we had cash and cash equivalents of $64.8 million and short-term investments of $24.9 million.
We entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of June 30, 2013, the interest rate on the outstanding advances was 4.50%. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at June 30, 2013 were $3.1 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness. As of June 30, 2013, we were in compliance with this financial covenant.
We plan to grow our customer base by continuing to emphasize investments in sales and marketing to add new customers, expand our customers’ use of our platform, and maintain high renewal rates. We also expect to incur additional cost of subscription revenue in accordance with the resulting growth in our customer base. We believe that the combination of our ongoing improvements in gross margins, the benefits of lower sales and marketing costs associated with our renewal activity, and the fact that our contracts are structured to bill our customers in advance should enable us to improve our cash flow from operations as we grow. Based on our current level of operations and anticipated growth, both of which are expected to be consistent with recent quarters, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our solutions. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We are investing in acquiring complementary business, applications and technologies and may continue to make such investments in the future, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$458	$1,110
Net cash provided by (used in) investing activities	16,238	(34,702)
Net cash provided by financing activities	8,868	69,982
Net Cash Flows Provided by Operating Activities
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
We generated $0.5 million of cash from operating activities in the six months ended June 30, 2013. This generation of cash was the result of a net loss of $8.5 million, offset by non-cash expenditures of $8.3 million, which included depreciation, amortization, accretion of investments and stock‑based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash generated from operations was further due to an increase in deferred revenue of $7.6 million related to timing of revenue recognition. Additional contributions were due to the net change in certain working capital items, most notably an increase in accounts receivable of $2.8 million, a decrease in accrued liabilities of $2.3 million related to timing of accrued payables and an increase in accounts payable of $1.3 million related to timing of accrued payables paid during the period.
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
Cash from investing activities provided $16.2 million of cash during the six months ended June 30, 2013. This was primarily due to proceeds of $42.4 million from sales and maturities of the short-term investments, offset by purchases of short term investments of $20.4 million. The acquisition of Mail Distiller was completed for net cash payments of $3.8 million. In addition, we used $2.0 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture.
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

Net Cash Flows Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2013 was $8.9 million. This was primarily related to $9.7 million of proceeds from the exercise of stock options and purchases made under the employee stock purchase plan, partially offset by $0.8 million in repayments under our equipment financing loans.
Cash provided by financing activities in the six months ended June 30, 2012 was $70.0 million. This was primarily related to proceeds from our initial public offering, net of offering costs, of $68.4 million. Contributions also included $1.8 million of proceeds from the exercise of stock options partially offset by $0.2 million in repayments under our equipment financing loans.

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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and short term investments primarily consist of money market funds, commercial paper, corporate debt securities. As of June 30, 2013, we had cash, cash equivalents, and short‑term investments of $89.7 million. The carrying amount of our cash, cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
As of June 30, 2013 we had borrowings outstanding with principal amounts of $3.1 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rate of our borrowings as of June 30, 2013 was 4.5%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding borrowings. Changes in interest rates would, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates at June 30, 2013 would result in an insignificant impact to interest expense for 2013.
Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction loss included in determining net loss were $0.5 million for the six months ended June 30, 2013 and $0.2 million for the six months ended June 30, 2012. Transaction gains and losses are included in other income (expense), net.
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
We have incurred net losses in every year since our inception, including net losses of $8.5 million and $10.3 million in the six months ended June 30, 2013 and 2012, respectively. As a result, we had an accumulated deficit of $190.9 million as of June 30, 2013. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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

•    timing of costs and expenses during a quarter;

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
We determined that subsequent to our acquisition of Fortiva, Inc., a Canadian company, in August 2008, we may have shipped a particular hardware appliance model to a limited number of international customers that, prior to shipment, may have required either a one-time product review or application for an encryption registration number in lieu of such product review. We made a voluntary submission and a supplemental submission to the U.S. Commerce Department's Bureau of Industry and Security (BIS) to report this potential violation. On January 17, 2013, BIS issued a Warning Letter to us. The Warning Letter notified us that BIS would not be referring these violations to prosecution and had closed the matter.
The U.S. government also prohibits U.S. companies from doing business with customers in certain restricted countries, including Iran. As part of a pre-IPO due diligence review, we discovered a potential export violation involving the provision of web-based, email communication services through our Everyone.net service, which we acquired in October 2009. We made a voluntary submission and a supplemental submission to the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) to report this potential violation. On November 2, 2012, OFAC issued a Cautionary Letter to us. The Cautionary Letter notified us that OFAC had closed the matter instead of pursuing any civil penalty.
Failure to comply with such regulations in the future could result in penalties, costs, and restrictions on export privileges, which could also harm our operating results.
We have experienced rapid growth in recent periods. If we fail to manage such growth and our future growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.
We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 503 as of June 30, 2013. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
We have and may further expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders and consume corporate resources that otherwise would be necessary to sustain and grow our business.
We have made multiple acquisitions in 2013 and our business strategy may, from time to time, continue to include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third‑party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of June 30, 2013, we had $25.8 million in goodwill and intangible assets recorded on our consolidated balance sheet. We may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.2 million on our consolidated balance sheet as of June 30, 2013 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm report regarding the effectiveness of our internal control over financial reporting that we are required to include in our Annual Report on Form 10-K we will file with the SEC under Section 404 of the Sarbanes‑Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes‑Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We are required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control and procedures on a quarterly basis, we plan to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 at the end of the current year.
Our independent registered public accounting firm will also report on to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending December 31, 2013. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.
We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.
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
We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes‑Oxley Act, when applicable to us. In that regard, we currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds from Public Offering of Common Stock
There have been no material changes in the planned use of the proceeds from our initial public offering in April 2012.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.
ITEM 5. OTHER INFORMATION.
None.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 7, 2013.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)