Form 10-Q
period 2013-09-30
PROOFPOINT INC
filed 2013-11-12
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2013: 35,906,978 shares.

PROOFPOINT, INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$51,828	$39,254
Short-term investments	19,760	47,263
Accounts receivable, net of allowance for doubtful accounts of $249 and $187 at September 30, 2013 and December 31, 2012, respectively	21,881	18,115
Inventory	429	567
Deferred product costs, current	928	1,184
Prepaid expenses and other current assets	3,838	3,491
Total current assets	98,664	109,874
Property and equipment, net	10,545	8,560
Deferred product costs, noncurrent	272	326
Goodwill	39,206	18,557
Intangible assets, net	13,348	2,913
Other noncurrent assets	3,848	211
Total assets	$165,883	$140,441
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,468	$2,496
Accrued liabilities	15,960	12,078
Notes payable and lease obligations, current	1,667	1,658
Deferred rent	445	462
Deferred revenue, current	75,053	62,642
Total current liabilities	97,593	79,336
Notes payable and lease obligations, noncurrent	1,110	2,354
Other long term liabilities, noncurrent	3,062	726
Deferred revenue, noncurrent	26,275	24,217
Total liabilities	128,040	106,633

Stockholders’ Equity
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 35,786 and 33,044 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4	3
Additional paid-in capital	235,965	216,280
Accumulated other comprehensive (loss) income	(1)	3
Accumulated deficit	(198,125)	(182,478)
Total stockholders’ equity	37,843	33,808
Total liabilities and stockholders’ equity	$165,883	$140,441
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Subscription	$33,464	$25,991	$92,732	$74,010
Hardware and services	1,039	1,093	4,362	3,636
Total revenue	34,503	27,084	97,094	77,646
Cost of revenue:(1)(2)
Subscription	8,937	6,967	25,042	21,414
Hardware and services	1,409	1,163	3,851	3,466
Total cost of revenue	10,346	8,130	28,893	24,880
Gross profit	24,157	18,954	68,201	52,766
Operating expense:(1)(2)
Research and development	8,307	6,262	23,460	18,367
Sales and marketing	17,415	14,126	49,782	39,751
General and administrative	5,758	3,141	13,437	8,871
Total operating expense	31,480	23,529	86,679	66,989
Operating loss	(7,323)	(4,575)	(18,478)	(14,223)
Interest expense, net	(11)	(7)	(4)	(110)
Other income (expense), net	352	109	(163)	(100)
Loss before (provision for) benefit from income taxes	(6,982)	(4,473)	(18,645)	(14,433)
(Provision for) benefit from income taxes	(207)	(119)	2,998	(430)
Net loss	$(7,189)	$(4,592)	$(15,647)	$(14,863)
Net loss per share, basic and diluted	$(0.20)	$(0.14)	$(0.45)	$(0.70)
Weighted average shares outstanding, basic and diluted	35,436	31,844	34,502	21,258
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$203	$205	$631	$443
Cost of hardware and services revenue	45	20	120	46
Research and development	502	502	1,566	1,409
Sales and marketing	881	830	2,502	2,301
General and administrative	748	390	1,783	1,184
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$568	$333	$1,307	$2,452
Research and development	8	8	24	23
Sales and marketing	321	72	619	389
General and administrative	12	—	23	—
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(7,189)	$(4,592)	$(15,647)	$(14,863)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on short-term investments, net	9	22	(4)	13
Comprehensive loss	$(7,180)	$(4,570)	$(15,651)	$(14,850)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(15,647)	$(14,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,123	6,037
Accretion of investments	490	—
Provision for allowance for doubtful accounts	26	—
Stock‑based compensation	6,602	5,383
Change in fair value of contingent earn-out liability	6	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,902)	(1,292)
Inventory	138	(169)
Deferred products costs	310	1,121
Prepaid expenses and other current assets	(114)	(1,133)
Noncurrent assets	(3,580)	54
Accounts payable	897	1,099
Accrued liabilities	733	2,778
Deferred rent	(257)	321
Deferred revenue	14,469	2,596
Net cash provided by operating activities	7,294	1,932
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	47,386	3,151
Purchase of short-term investments	(20,376)	(49,316)
Purchase of property and equipment	(4,502)	(3,884)
Acquisitions of businesses, net of cash acquired	(28,509)	—
Net cash used in investing activities	(6,001)	(50,049)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	12,954	2,106
Proceeds from initial public offering, net of offering costs	—	68,329
Repayments of equipment financing loans	(1,673)	(557)
Net cash provided by financing activities	11,281	69,878
Net increase in cash and cash equivalents	12,574	21,761
Cash and cash equivalents
Beginning of period	39,254	9,767
End of period	$51,828	$31,528

Supplemental disclosure of noncash investing and financing information
Unpaid initial public offering costs	$—	$34
Unpaid purchase of property and equipment	$1,838	$439

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
Proofpoint is a pioneering security-as-a-service ("SaaS") vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. The Company’s SaaS platform is comprised of a number of data protection solutions, including threat protection, regulatory compliance, archiving and governance, and secure communication.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair statement of results for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for other interim periods or for future years.
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
Business Combinations
The accompanying Condensed Consolidated Financial Statements include the operations of each acquired businesses after the completion of the acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, while transaction costs are expensed as incurred. The measurement of fair value of assets and liabilities assumed requires significant judgment. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies Accounting Standards Codification ("ASC") 350, “Intangibles—Goodwill and Other”, and performs an annual goodwill impairment test during the fourth quarter of the Company’s fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. A two-step impairment test of goodwill is required pursuant to ASC 350-20-35. In the first step, the Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, it then conducts the second step, a two-part test for impairment of goodwill. The Company first compares the fair value of its reporting unit to its carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is not considered impaired and no further analysis is required. If the carrying value of the net assets exceeds the fair values of the reporting unit, then the second part of the impairment test must be performed in order to determine the implied fair value of the goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference would be recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates. No impairment to the carrying value of goodwill was identified to date by the Company during the nine months ended September 30, 2013.
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
Revenue Recognition
The Company derives its revenue primarily from two sources: (1) subscription revenue for rights related to the use of the SaaS platform and (2) hardware, training and professional services revenue provided to customers related to their use of the platform. Subscription revenue is derived from a subscription‑based enterprise licensing model with contract terms typically ranging from one to three years, and consist of (i) subscription fees from the licensing of the SaaS platform, (ii) subscription fees for access to the on-demand elements of the platform and (iii) subscription fees for the right to access the Company’s customer support services.
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
As a result of the adoption of this accounting guidance, revenue derived from subscription services and hardware appliance sales are no longer subject to industry‑specific software revenue recognition guidance. For all arrangements within the scope of these new accounting pronouncements, including the Company’s hosted on-demand services, the Company evaluates each element in a multiple element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Revenue derived from the licensing of the SaaS platform continues to be accounted for in accordance with the industry specific revenue recognition guidance.
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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through September 30, 2013, the Company experienced no significant credit losses.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract, which typically ranges from 12 to 36 months.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the note payable approximates its fair value and is a Level 2 measurement within the fair value hierarchy. The Company has an Acquisition-related contingent earn-out liability that requires Level 3 classification because there are no active markets or observable inputs.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. Total comprehensive loss has been presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
During the nine months ended September 30, 2013, the Company adopted Accounting Standards Update ("ASU") 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires filers to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net loss. The Company had no significant reclassifications out of accumulated other comprehensive loss into net loss for the three and nine months ended September 30, 2013 and 2012.

Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, "Income Taxes", a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance.
2. Acquisitions

In 2013, the Company entered into agreements to acquire several companies (collectively, the "Acquisitions"). Each acquisition was accounted for under the acquisition method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company was recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company expects the combined entities to achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill is not deductible for tax purposes.

Armorize Technologies, Inc.

On September 5, 2013 (the "Armorize Acquisition Date"), pursuant to the terms of an Agreement and Plan of Merger, a wholly-owned subsidiary of the Company merged with and into Armorize Technologies, Inc. ("Armorize"), with Armorize surviving as a wholly-owned subsidiary of the Company. Based in Taiwan, Armorize develops and markets leading cloud-based SaaS anti-malware products and will add real-time dynamic detection of next generation threats and malware to the Company's existing capabilities.

At September 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the Armorize Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the Armorize Acquisition Date. The Company recorded $183 in revenue from Armorize for the nine months ended September 30, 2013.

At the Armorize Acquisition Date, the Company paid $24,215 in cash consideration, net of cash acquired of $1,746. Of the cash consideration paid, $3,750 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $775 in acquisition-related costs which were recorded in operating expenses for the three and nine months ended September 30, 2013.

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$2,754	N/A
Liabilities assumed	(1,256)	N/A
Customer relationships	1,300	2
Non-compete agreements	500	3
Core/developed technology	3,850	5
Goodwill	18,813	Indefinite
	$25,961

Abaca Technology Corporation

On July 19, 2013 (the "Abaca Technology Acquisition Date"), pursuant to the terms of an Agreement and Plan of Merger, a wholly-owned subsidiary of the Company merged with and into Abaca Technology Corporation ("Abaca Technology"), with Abaca Technology surviving as a wholly-owned subsidiary of the Company. Abaca Technology specializes in email filtering and protection algorithms and their cloud-based, in-memory threat scoring technologies are expected to complement the Company's continued investment in anti-spam and threat detection capabilities.

At September 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities at the Abaca Technology Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the Abaca Technology Acquisition Date. The Company recorded $121 in revenue from Abaca Technology for the nine months ended September 30, 2013.

At the Abaca Technology Acquisition Date, the Company paid $23 in cash consideration, net of cash acquired of $3. The purchase consideration included an additional amount of $1,520 which was held back to secure contingent liabilities related to indemnification obligations. The initial fair values of the contingent liabilities of $1,397 were recorded in Other long term liabilities in the accompanying Condensed Consolidated Balance Sheets. The indemnification obligations have not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $254 in acquisition-related costs which were recorded in operating expenses for the three and nine months ended September 30, 2013.

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$311	N/A
Liabilities assumed	(975)	N/A
Customer relationships	40	3
Core/developed technology	1,770	5
Goodwill	277	Indefinite
	$1,423

eDynamics, LLC

On July 10, 2013 (the "eDynamics Acquisition Date"), pursuant to the terms of an Asset Purchase Agreement. the Company purchased substantially all of the business intellectual property and assumed certain liabilities of eDynamics, LLC ("eDynamics"). eDynamics is a social media archiving company and is expected to be an integral part of the Company's broader effort in rolling out a comprehensive social media archiving platform for customers.

At September 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the eDynamics Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the eDynamics Acquisition Date. Revenue from eDynamics was immaterial for the nine months ended September 30, 2013.

At the eDynamics Acquisition Date, the Company paid $500 in cash consideration. The Company also agreed to pay earn-out consideration ("Acquisition-related contingent earn-out liability") of up to $600 through April 2014, such liability being contingent upon the achievement of specified product development milestones. The initial fair value of the contingent earn-out liability of $586 was recorded as part of the purchase consideration. The purchase consideration also included an additional amount of $100, which was held back to secure any claims that may arise in the 12-month period after the eDynamics Acquisition Date. The initial fair value of such amount withheld of $72 as well as the contingent earn-out liability were recorded in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The Company incurred $7 in acquisition-related costs which were recorded in operating expenses for the three and nine months ended September 30, 2013.

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life (in years)
Customer relationships	$243	3.5
Non-compete agreements	75	2
Core/developed technology	733	3.5
Goodwill	107	Indefinite
	$1,158

Mail Distiller Limited

On April 5, 2013 (the "Mail Distiller Acquisition Date"), pursuant to the terms of a share transfer agreement, the Company purchased all of the outstanding share capital of Mail Distiller Limited, a Northern Ireland Company ("Mail Distiller"). Mail Distiller is a European-based provider of the SaaS email security solutions. Mail Distiller allowed the Company to create the Proofpoint Essentials product line, a suite of SaaS security and compliance solutions specifically designed for distribution across managed service providers and dedicated security resellers.

At June 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the Mail Distiller Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the Mail Distiller Acquisition Date. The Company recognized $38 in revenue from Mail Distiller for the nine months ended September 30, 2013.

At the Mail Distiller Acquisition Date, the Company paid $3,771 in cash consideration, net of cash acquired of $60. The purchase consideration included an additional amount of $669 held back to secure indemnification obligations, which was recorded in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. The indemnification obligations have not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $129 and $256 in acquisition-related costs which were recorded in operating expenses for the three and nine months ended September 30, 2013.

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$204	N/A
Liabilities assumed	(1,052)	N/A
Trade name	7	1
Customer relationships	1,291	2
Non-compete agreements	123	2
Core/developed technology	2,475	7
Goodwill	1,452	Indefinite
	$4,500

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2013 and 2012 as if all the Acquisitions entered into during 2013 had been completed on January 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the Acquisitions such as amortization expense from acquired intangible assets and acquisition-related transaction costs. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Acquisitions. Accordingly, these unaudited pro formas results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$35,089	$28,560	$100,169	$81,429
Net loss	(7,183)	(5,985)	(18,947)	(21,565)
Basic and diluted loss per share	$(0.20)	$(0.19)	$(0.55)	$(1.01)

The unaudited pro forma financial information includes non-recurring acquisition-related transaction cost of $1,292 for the nine months ended September 30, 2012.

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2012	$18,557
Add: Goodwill from acquisitions	20,649
Balance at September 30, 2013	$39,206
The goodwill balance as of September 30, 2013 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc. (“Sigaba”), Everyone.net, Inc. (“EDN”), GFI Software Ltd., Spam and Open Relay Blocking System (“SORBS”), NextPage, Inc. and the Acquisitions during the nine months ended September 30, 2013.
Intangible Assets
Intangible assets excluding goodwill, consisted of the following:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$26,469	$(16,469)	$10,000	$17,641	$(15,163)	$2,478
Customer relationships	5,282	(2,684)	2,598	2,408	(2,109)	299
Non-compete agreements	804	(97)	707	106	(27)	79
Trademark and patents	105	(62)	43	98	(41)	57
	$32,660	$(19,312)	$13,348	$20,253	$(17,340)	$2,913

Amortization expense of intangibles totaled $909 and $413, respectively, for the three months ended September 30, 2013 and 2012 and $1,973 and $2,864, respectively, for the nine months ended September 30, 2013 and 2012.
Future estimated amortization expense of intangible assets as of September 30, 2013 is presented below:

2013, remainder	$1,093
2014	4,071
2015	3,297
2016	1,877
2017	1,482
Thereafter	1,528
$13,348

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
In connection with the acquisition of eDynamics during the three months ended September 30, 2013, a liability was recognized on the eDynamics Acquisition Date for the estimate of the fair value of the Company's contingent earn-out payments related to eDynamics. The Company determined the fair value of the Acquisition-related contingent earn-out liability based on the probability-based attainment of product development milestones. Any changes to the variables and assumptions could significantly impact the estimated fair values recorded for the liability, resulting in significant charges to the accompanying Condensed Consolidated Statements of Operations. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements, which reflect the Company's own assumptions concerning achievement of the product development milestones of eDynamics, in measuring the fair value of the Acquisition-related contingent earn-out liability.
The following tables summarize, for each category of assets or liabilities, the respective fair value as of September 30, 2013 and December 31, 2012 and the classification by level of input within the fair value hierarchy.

	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$6,828	$6,828	$—	$—
Short-term investments:
Corporate debt securities	15,760	—	15,760	—
Commercial paper	2,000	—	2,000	—
Certificates of deposit	2,000	—	2,000	—
Total financial assets	$26,588	$6,828	$19,760	$—

Liabilities
Acquisition-related contingent earn-out liability	$592	$—	$—	$592

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Money market funds	$26,485	$26,485	$—
Commercial paper	1,020	1,020	—
Short-term investments:
Corporate debt securities	29,267	—	29,267
Commercial paper	15,988	—	15,988
Certificates of deposit	2,008	—	2,008
Total financial assets	$74,768	$27,505	$47,263

The following table represents a reconciliation of the Acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$—
Additions during the period	586
Adjustments to fair value during the period recorded in General and Administrative expenses	6
Balance at September 30, 2013	$592
Financial Instruments
The cost and fair value of the Company’s available-for-sale investments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$45,000	$—	$—	$45,000
Money market funds	6,828	—	—	6,828
Total	$51,828	$—	$—	$51,828

Short term investments:
Corporate debt securities	$15,761	$2	$(3)	$15,760
Commercial paper	2,000	—	—	2,000
Certificates of deposit	2,000	—	—	2,000
Total	$19,761	$2	$(3)	$19,760

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$11,749	$—	$—	$11,749
Money market funds	26,485	—	—	26,485
Commercial paper	1,020	—	—	1,020
Total	$39,254	$—	$—	$39,254

Short term investments:
Corporate debt securities	$29,266	$4	$(3)	$29,267
Commercial paper	15,987	1	—	15,988
Certificates of deposit	2,007	1	—	2,008
Total	$47,260	$6	$(3)	$47,263

As of September 30, 2013 and December 31, 2012, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
5. Commitments and Contingencies
Operating Leases
The Company has noncancellable operating leases with various expiration dates through May 2017.
Rent expense was $442 and $393, respectively, for the three months ended September 30, 2013 and 2012 and $1,245 and $1,165, respectively, for the nine months ended September 30, 2013 and 2012.
Capital Leases
In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5% and are secured by fixed assets used in the Company's office locations.
At September 30, 2013, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2013, remainder	$5	$1,544
2014	18	3,948
2015	11	767
2016	—	306
2017	—	130
Total minimum lease payments	34	$6,695
Less: Amount representing interest	(1)
Present value of capital lease obligations	33
Less: Current portion	(17)
Long-term portion of capital lease obligations	$16

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
6. Debt
Equipment Financing Loans
The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.5%. As of September 30, 2013, the interest rate on the outstanding advances was 4.5%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at September 30, 2013 were $2,736. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of September 30, 2013, the Company was in compliance with the financial covenant.
Interest expense was $33 and $53, respectively, for the three months ended September 30, 2013 and 2012, and $113 and $162, respectively, for the nine months ended September 30, 2013 and 2012.
At September 30, 2013, the remaining repayment commitments related to the equipment loans are as follows:

2013, remainder	$410
2014	1,642
2015	684
$2,736
Third-Party Financing
As part of the acquisitions of Mail Distiller and Abaca Technology, the Company assumed third-party financing held by each respective company. The third-party financing held by Abaca Technology was paid off in full during the three months ended September 30, 2013. As of September 30, 2013, Mail Distiller had an the outstanding balance of $8.
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
As of September 30, 2013, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share. The Company had 35,786 and 33,044 shares, respectively, issued and outstanding at September 30, 2013 and December 31, 2012.
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
Number of shares of common stock reserved for future issuance was as follows:

	As of September 30,	As of December 31,
	2013	2012
Options available for future grant under the stock plans	5,741	4,611
Options outstanding under stock option plans	7,379	9,636
Shares available for future issuance under ESPP	860	646
Common stock issuable upon settlement of outstanding restricted stock units	153	1
Total shares reserved	14,133	14,894
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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. 20,316 shares of common stock were initially reserved for issuance to eligible participants, under the 2012 Plan. As of September 30, 2013, 5,741 shares were available for future grant. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. On January 1, 2013, the number of shares of the Company's common stock available for grant and issuance under the 2012 Plan increased by 1,652 shares.
Stock option activity under the Plan was as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2012	9,636	$5.63	7.33	$64,719
Options granted	1,380	15.40
Options exercised	(2,626)	4.49
Options forfeited and canceled	(1,011)	8.35
Balance at September 30, 2013	7,379	$7.49	7.15	$181,727
The total intrinsic value of options exercised was $39,434 and $10,725, respectively, for the nine months ended September 30, 2013 and 2012. Total cash proceeds from such option exercises were $11,786 and $2,125, respectively, for the nine months ended September 30, 2013 and 2012.
Restricted Stock Units
The fair value of each unit is based on the fair value of the Company’s common stock on the date of assumption. A summary of the status of RSUs awarded and unvested under the stock option plans as of September 30, 2013 is presented below:

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2012	1	$7.98
Awards granted	166	26.09
Awards released	(1)	7.98
Awards forfeited	(13)	21.44
Awarded and unvested at September 30, 2013	153	$26.49
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2013, there were 860 shares of the Company's common stock available for future issuance under the ESPP. On January 1, 2013, the number of shares of the Company's common stock reserved and available for issuance under the ESPP increased by 330 shares.
8. Stock‑Based Compensation

The Company recognized stock-based compensation expense under the Plan in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of subscription revenue	$203	$205	$631	$443
Cost of hardware and services revenue	45	20	120	46
Research and development	502	502	1,566	1,409
Sales and marketing	881	830	2,502	2,301
General and administrative	748	390	1,783	1,184
Total stock-based compensation expense	$2,379	$1,947	$6,602	$5,383
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
The weighted average fair value of stock options granted to employees was $16.60 and $7.51, respectively, during the three months ended September 30, 2013 and 2012 and $8.31 and $5.39, respectively, for the nine months ended September 30, 2013 and 2012. The fair values were estimated on the grant dates using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (in years)	6.08	6.08	5.31-6.08	5.50-6.08
Volatility	61%	59%	57-61%	59-60%
Risk-free interest rate	1.8%	1.0%	0.9-1.8%	1.0-1.2%
Dividend yield	—%	—%	—%	—%
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
As of September 30, 2013, the Company had unamortized stock‑based compensation expense of $15,441 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.46 years. The Company had $3,058 of unamortized stock‑based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.73 years.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (in years)	n/a	n/a	0.50	0.53
Volatility	n/a	n/a	40%	51%
Risk-free interest rate	n/a	n/a	0.1%	0.1%
Dividend yield	n/a	n/a	—%	—%
No ESPP shares were issued during the three months ended September 30, 2013. As of September 30, 2013, the Company had $82 of unamortized compensation costs related to the current ESPP offering period, which are expected to be recognized over a weighted average period of 0.08 years.
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Nine Months Ended September 30,
	2013	2012
Stock options to purchase common stock	7,379	10,205
Common stock subject to repurchase	2	5
Restricted stock units	153	23
Total	7,534	10,233
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
The following sets forth total revenue and long-lived assets by geographic area. Revenue by geography is based upon the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue:
United States	$28,241	$21,966	$80,038	$63,272
Rest of World	6,262	5,118	17,056	14,374
Total revenue	$34,503	$27,084	$97,094	$77,646

	As of September 30,	As of December 31,
	2013	2012
Long-lived assets:
United States	$8,728	$6,857
Rest of World	1,817	1,703
Total long‑lived assets	$10,545	$8,560
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

The Company recognized an income tax expense of $207 during the three months ended September 30, 2013 and an income tax benefit of $2,998 during the nine months ended September 30, 2013. These were based on pre-tax losses of $6,982 and $18,645, respectively. Income tax expense for the three and nine months ended September 30, 2012 was $119 and $430 on pre-tax losses of $4,473 and $14,433, respectively. The income tax rate for the three and nine months ended September 30, 2013 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States and certain foreign jurisdictions whereby pre-tax losses and gains in these jurisdictions do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the nine months ended September 30, 2013 also varies from the United States statutory rate due to the recognition of a $3,364 deferred income tax benefit related to the release of a valuation allowance in Canada which occurred during the period.

The Company's effective tax rate for the nine months ended September 30, 2013 increased to 16.1% from (3.0)% for the same prior year period. The current period's effective tax rate was impacted by the recognition of a $3,364 deferred income tax benefit related to the release of a valuation allowance in Canada.

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

In Canada, the Company has historically had cumulative losses in recent years. However, that position changed to a three year cumulative income position during the second quarter of 2013. This position, along with management's analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in this jurisdiction are more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets has been reversed during the second quarter of 2013.

As of September 30, 2013, the Company's gross uncertain tax benefits totaled $3,373, excluding related accrued interest and penalties of $214. As of September 30, 2013, $1,238 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the three months ended September 30, 2013, the Company's gross uncertain tax benefits increased $301. The increase is comprised of a $137 increase for tax positions taken in the current period and a $164 increase for tax positions taken in prior period. Of the $164 increase for tax positions taken in a prior period, $154 relate to tax positions for entities which were acquired during the current quarter.

The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities.

12. Subsequent Events

On October 1, 2013, the Company completed the acquisition of privately-held Sendmail, Inc. ("Sendmail") for $23,000. The results of Sendmail's operations will be included in the accompanying Consolidated Financial Statements following the acquisition date. The Company is currently evaluating the purchase price allocation following the consummation of the transaction. It is not possible to disclose the preliminary purchase price allocation or pro forma combined financial information given the short period of time between acquisition date and the filing of this report.

In October 2013, the Company entered into an operating lease agreement to rent office space in Taiwan. The lease has a 36-month term and will expire on September 30, 2016.

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
Overview
Proofpoint is a pioneering security-as-a-service ("SaaS") vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our SaaS platform is comprised of an integrated suite of on-demand data protection solutions, including threat protection, regulatory compliance, archiving and governance, and secure communication.

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

•
In 2013, we launched Proofpoint Essentials, a suite of SaaS security and compliance capabilities designed to meet the needs of managed service providers and dedicated security resellers, enabling these partners to offer their customers this full suite of cloud-based solutions. We also introduced Proofpoint’s Social Platform for Archiving, which provides our customers a quick path to regulatory compliance regarding their social media usage, enabling them to leverage a wide range of social media platforms such as Yammer, Chatter, and Facebook while adhering to strict compliance standards.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through nonrenewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 89% of total revenue in 2010, to 96% during the nine months of 2013.
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
We invoice our customers for the entire contract amount at the start of the term. The majority of these invoiced amounts is treated as deferred revenue on our consolidated balance sheets and is recognized ratably over the term of the contract. We invoice our strategic partners on a monthly basis, and the associated fees vary based upon the level of usage during the month by their customers. These amounts are recognized as revenue at the time of invoice.
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
The substantial majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 22% and 19% for the three and nine months ended September 30, 2013 as compared to the prior year periods. As of September 30, 2013, we had more than 2,700 customers around the world, including 30 of the Fortune 100. In terms of customer concentration, there was one partner that accounted for 14% of our total revenue in the three months ended September 30, 2013, although the partner sold to a number of end user customers, none of which accounted for more than 10% of our total revenue. Other than the aforementioned partner above, there were no other single partners or customers that accounted for more than 10% of our total revenue in the three months ended September 30, 2012.
We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.
Additionally, during 2013, we have completed a number of acquisitions to complement our solutions offerings. These acquisitions are described in Note 2 to our Condensed Consolidated Financial Statements included in this report. We expect Sendmail to contribute approximately $5 million in total revenue in 2014, with approximately equal amounts from the legacy renewals associated with maintenance contracts and the remainder from new sales of Proofpoint solutions to these existing customers. With respect to adjusted EBITDA for the fourth quarter and for 2014, we currently expect that the Amorize and Sendmail acquisitions will negatively reduce adjusted EBITDA by approximately $2.5 million and $5.0 million, respectively.

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
As part of maintaining our SaaS platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud‑based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers’ experience over time while also lowering our costs to deliver the service, as evidenced by our improvements in gross profit over the past three years. Our SaaS platform is a shared infrastructure that is used by all of our more than 2,700 customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.
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
We are currently in the midst of a significant investment cycle in which we have taken steps designed to drive future revenue growth and profitability. For example, we plan to build out our infrastructure, develop our technology, offer additional SaaS solutions, and expand our sales and marketing personnel both in the United States and internationally. Accordingly, we expect that our total cost of revenue and operating expenses will continue to increase in absolute dollars, limiting our ability to achieve and maintain positive operating cash flow and profitability in the near term.
With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 16 to 22 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue	$34,503	$27,084	$97,094	$77,646
Growth	27%	32%	25%	31%
Subscription revenue	$33,464	$25,991	$92,732	$74,010
Growth	29%	38%	25%	41%
Adjusted subscription gross profit	$25,298	$19,562	$69,628	$55,491
% of subscription revenue	76%	75%	75%	75%
Billings	$41,357	$30,014	$111,563	$80,242
Growth	38%	39%	39%	29%
Adjusted EBITDA	$(935)	$(1,090)	$(3,965)	$(2,800)
Subscription revenue

Subscription revenue represents the recurring subscription fees paid by our customers and recognized as revenue during the period for the use of our SaaS platform, typically licensed for one to three years at a time. We consider subscription revenue to be a key business metric because it reflects the recurring aspect of our business model and is the primary driver of growth for our business over time. The consistent growth in subscription revenue over the past several years has resulted from our ongoing investment in sales and marketing personnel, our efforts to expand our customer base, and our efforts to broaden the use of our platform with existing customers.
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
The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Subscription revenue	$33,464	$25,991	$92,732	$74,010
Cost of subscription revenue	8,937	6,967	25,042	21,414
Subscription gross profit	24,527	19,024	67,690	52,596

Stock‑based compensation	203	205	631	443
Amortization of intangible assets	568	333	1,307	2,452
Adjusted subscription gross profit	$25,298	$19,562	$69,628	$55,491
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

The following unaudited table presents the reconciliation of total revenue to billings for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue	$34,503	$27,084	$97,094	$77,646
Deferred revenue
Ending	101,328	78,836	101,328	78,836
Beginning	94,474	75,906	86,859	76,240
Net change	6,854	2,930	14,469	2,596
Billings	$41,357	$30,014	$111,563	$80,242
Adjusted EBITDA
We have included adjusted EBITDA, a non‑GAAP financial measure, in this report because it is a key metric used by our management and board of directors to measure operating performance and trends and to prepare and approve our annual budget. We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest income (expense), net, (provision for) benefit from income taxes, stock‑based compensation, acquisition-related expense, other income, and other expense. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net loss	$(7,189)	$(4,592)	$(15,647)	$(14,863)
Depreciation	1,513	1,125	4,150	3,173
Amortization of intangible assets	909	413	1,973	2,864
Interest expense (income), net	11	7	4	110
Provision (benefit) for income taxes	207	119	(2,998)	430
EBITDA	(4,549)	(2,928)	(12,518)	(8,286)
Stock‑based compensation expense	2,379	1,947	6,602	5,383
Acquisition‑related expense	1,587	—	1,788	3
Other income	(24)	(1)	(28)	(12)
Other expense	(328)	(108)	191	112
Adjusted EBITDA	$(935)	$(1,090)	$(3,965)	$(2,800)

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
We believe that the estimates, assumptions and judgments involved in business combinations, revenue recognition, deferred revenue, stock-based compensation and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2012 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.
Components of Our Results of Operations
Business Combinations
In each of our acquisitions, we used the acquisition method of accounting which requires us to allocate the fair value of the total consideration transferred to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition, with the difference between the net assets acquired and the total consideration transferred recorded as goodwill. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on significant estimates and assumptions determined by management. These estimates and assumptions are inherently uncertain and subject to refinement, as a result, during the adjustment period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired or liabilities assumed with any corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Condensed Consolidated Statements of Operations.

We used either the discounted cash flow method or the replacement cost method to assign fair values to acquired identifiable intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. These models are based on reasonable estimates and assumptions given available facts and circumstances, including industry estimates and averages, as of the acquisition dates and are consistent with the plans and estimates that we use to manage our business. If the subsequent actual results and updated projections of the underlying business activity change compared with the estimates and assumptions used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.
Revenue
We derive our revenue primarily through the license of various solutions and services on our SaaS platform on a subscription basis, supplemented by the sales of training, professional services and hardware depending upon our customers’ requirements.
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
Hardware and services. We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. We expect the overall proportion of revenue derived from hardware and service offerings to generally remain below 10% of our total revenue.
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
General and Administrative. General and administrative expenses consist of personnel costs, consulting services, audit fees, tax services, legal expenses and other general corporate items. As a result of our operational growth as a recently public company, we expect our general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our operations and hire additional personnel.
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
(Provision for) Benefit from Income Taxes
The (provision for) benefit from income taxes is related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change has occurred since inception. The analyses have indicated that although an ownership change occurred in a prior year, the net operating losses would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$33,464	97%	$25,991	96%	$92,732	96%	$74,010	95%
Hardware and services	1,039	3	1,093	4	4,362	4	3,636	5
Total revenue	34,503	100	27,084	100	97,094	100	77,646	100
Cost of revenue:
Subscription	8,937	26	6,967	26	25,042	26	21,414	28
Hardware and services	1,409	4	1,163	4	3,851	4	3,466	4
Total cost of revenue	10,346	30	8,130	30	28,893	30	24,880	32
Gross profit	24,157	70	18,954	70	68,201	70	52,766	68
Operating expense:
Research and development	8,307	24	6,262	23	23,460	24	18,367	24
Sales and marketing	17,415	50	14,126	52	49,782	51	39,751	51
General and administrative	5,758	17	3,141	12	13,437	14	8,871	11
Total operating expense	31,480	91	23,529	87	86,679	89	66,989	86
Operating loss	(7,323)	(21)	(4,575)	(17)	(18,478)	(19)	(14,223)	(18)
Interest expense, net	(11)	—	(7)	—	(4)	—	(110)	—
Other income (expense), net	352	1	109	—	(163)	—	(100)	—
Loss before (provision for) benefit from income taxes	(6,982)	(20)	(4,473)	(17)	(18,645)	(19)	(14,433)	(18)
(Provision for) benefit from income taxes	(207)	(1)	(119)	—	2,998	3	(430)	(1)
Net loss	$(7,189)	(21)%	$(4,592)	(17)%	$(15,647)	(16)%	$(14,863)	(19)%

Comparison of the three and nine months ended September 30, 2013 and 2012:
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$33,464	$25,991	29%	$92,732	$74,010	25%
Hardware and services	1,039	1,093	(5)	4,362	3,636	20
Total revenue	$34,503	$27,084	27%	$97,094	$77,646	25%
Subscription revenue for the three and nine months ended September 30, 2013 increased $7.5 million, or 29%, and $18.7 million, or 25%, respectively as compared to the corresponding periods last year. This increase was primarily due to growth in revenue in the United States of $6.3 million and $16.8 million, respectively, during the three and nine months ended September 30, 2013 as compared to the same periods in 2012. Our international revenue also grew $1.1 million and $2.7 million, respectively, during the three and nine months ended September 30, 2013 as compared to the same periods in 2012. The increases were due to our ongoing investment in sales and marketing resources, including net headcount increase in sales and marketing personnel, coupled with an ongoing improvement in economic conditions in the United States, resulting in improved demand for our platform worldwide. We believe that the shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT led to the increase in demand for data protection and governance solutions.
During the three months ended September 30, 2013, hardware and services revenue declined 5% from the three months ended September 30, 2012 due primarily to lower hardware appliances revenue as a result our continuing transition to a SaaS business model which led to decreased sales of appliances. Additionally, we adopted new revenue recognition guidance (as more fully described in Critical Accounting Policies in our 2012 Annual Report on Form 10-K) effective January 1, 2011 under which revenue from sales of hardware appliances is recognized when sold.
For the nine months ended September 30, 2013, hardware and services revenue increased $0.7 million, or 20% compared to the corresponding period last year, primarily attributable to the timing of services revenue recognition of $1.3 million in professional services revenue upon completion of the services during the nine months ended September 30, 2013. This increase was partially offset by a decrease of $0.5 million from hardware appliances revenue during the nine months ended September 30, 2013 due to the reasons discussed above.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$8,937	$6,967	28%	$25,042	$21,414	17%
Hardware and services	1,409	1,163	21	3,851	3,466	11
Total cost of revenue	$10,346	$8,130	27%	$28,893	$24,880	16%
Cost of subscription revenue for the three and nine months ended September 30, 2013 increased $2.0 million, or 28%, and $3.6 million, or 17%, respectively, compared to the corresponding periods last year. Customer support-related services used to support our ongoing growth contributed $0.6 million and $2.1 million, respectively, of the overall increase during the three and nine months ended September 30, 2013 as compared to the same periods in 2012. Data center costs increased $0.4 million and $0.3 million, respectively, as compared to the prior periods primarily due to our growth and need for additional resources. Operations-related expenses increased $1.1 million and $1.2 million, respectively, during the same periods primarily due to increased costs related to our growth, partially offset by a net reduction in intangible assets amortization for developed technology from past acquisitions offset by the amortization from current year acquisitions. Other increases were attributable to increased licensing fees and professional service costs in association with our growth. These increases were partially offset by lower royalty expense which decreased $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2013 due to replacement of third-party licensed technology, as well as improved economic terms associated with other ongoing license agreements.
Cost of hardware and service revenue for the three and nine months ended September 30, 2013 increased $0.2 million, or 21%, and $0.4 million, or 11%, for the three and nine months ended September 30, 2013 as compared to the corresponding periods last year. These increases were primarily due to the increases in cost of professional services personnel-related expense of $0.4 million and $1.1 million, respectively, related to the corresponding increase in professional services revenue, offset by a decrease in appliance costs of $0.1 million and $0.7 million, respectively.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Research and development	$8,307	$6,262	33%	$23,460	$18,367	28%
Percent of total revenue	24%	23%		24%	24%
For the three and nine months ended September 30, 2013, research and development expense increased $2.0 million, or 33%, and $5.1 million, or 28%, respectively, as compared to the previous year periods, primarily due to increased personnel costs as a result of increased headcount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Sales and marketing	$17,415	$14,126	23%	$49,782	$39,751	25%
Percent of total revenue	50%	52%		51%	51%
Sales and marketing expense increased $3.3 million, or 23%, and $10.0 million, or 25%, respectively, for the three and nine months ended September 30, 2013, as compared to the corresponding periods last year. These increases were primarily due to higher salaries, commissions and benefits of $2.3 million and $7.1 million, respectively, related to increased headcount on a worldwide basis and more sales since 2012. Other increases included facilities and corporate expenses of $0.9 million and $1.9 million, respectively, marketing costs and travel expenses of $0.1 million and $1.0 million, respectively, as we continued to expand operations, seek out new leads and support existing customers during 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
General and administrative	$5,758	$3,141	83%	$13,437	$8,871	51%
Percent of total revenue	17%	12%		14%	11%
For the three and nine months ended September 30, 2013, general and administrative expense increased $2.6 million, or 83%, and $4.6 million, or 51%, respectively, primarily due to an increase in net personnel-related expenses of $1.0 million and $2.1 million, respectively, from higher headcount, and outside services of $0.4 million and $1.3 million, respectively, as we continued to fill more roles in our growth as a recently public company. Additionally, facilities and corporate expenses increased a net $1.2 million for both the three and nine months ended September 30, 2013 as compared to 2012 as a result of costs incurred in 2013 and the overall growth of the Company.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$352	$109	223%	$(163)	$(100)	63%
Other income (expense), net increased $0.2 million for the three months ended September 30, 2013, as compared to the corresponding period last year, primarily due to foreign currency transactions due to a stronger dollar against the Taiwan dollar.
For the nine months ended September 30, 2013, other income (expense), net decreased $0.1 million, primarily due to foreign currency transactions as a result of a weaker dollar against the British pound and Euro. This was partially offset by the increase in foreign currency transactions due to a stronger dollar against the Taiwan dollar.
(Provision For) Benefit From Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
(Provision for) benefit from income taxes	$(207)	$(119)	(74)%	$2,998	$(430)	797%
For the nine months ended September 30, 2013, we recognized a net income tax benefit of $3.0 million primarily due to a discrete charge in the current period for the release of a deferred tax valuation allowance on Canadian deferred tax assets of $3.4 million in 2013.

Liquidity and Capital Resources
Since our inception, we have relied principally on sales of our capital stock to fund our operating activities. To date, we have raised $92.8 million from the sale of preferred stock. Additionally, in April and May 2012, we raised net proceeds of $68.3 million in our initial public offering. Finally, we have generated cash from operating activities of $7.3 million in the nine months ended September 30, 2013 and utilized equipment lines to fund capital purchases. As of September 30, 2013, we had cash and cash equivalents of $51.8 million and short-term investments of $19.8 million.
In April 2011, we entered into a new equipment loan agreement with Silicon Valley Bank for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of September 30, 2013, the interest rate on the outstanding advances was 4.50%. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at September 30, 2013 were $2.7 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of September 30, 2013, we were in compliance with this financial covenant.
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

To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We have invested and plan to continue investing in acquiring complementary business, applications and technologies and may continue to make such investments in the future, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$7,294	$1,932
Net cash used in investing activities	(6,001)	(50,049)
Net cash provided by financing activities	11,281	69,878
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
We generated $7.3 million of cash from operating activities in the nine months ended September 30, 2013. This generation of cash was the result of a net loss of $15.6 million, offset by non-cash expenditures of $13.2 million, which included depreciation, amortization, accretion of investments and stock‑based compensation expense. These non-cash expenditures increased due to capital expenditures and headcount growth, primarily related to continued investment in our business. Cash generated from operations further benefited from an increase in deferred revenue of $14.5 million related to timing of revenue recognition. Additional contributions were due to the net change in certain working capital items, most notably a decrease in accounts payable of $0.9 million related to timing of accrued payables paid during the period. These increases were partially offset by a decrease in accounts receivable of $2.9 million and an increase in other non-current assets of $3.6 million due to the recognition of deferred tax benefit related to the release of valuation allowance in Canada.
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

Net Cash Flows Used in Investing Activities

Our primary investing activities have consisted of the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Cash from investing activities used $6.0 million of cash during the nine months ended September 30, 2013 primarily due to purchases of short term investments of $20.4 million and the four acquisitions completed in 2013 for net cash payments totaling $28.5 million. In addition, we used $4.5 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture. These uses were partially offset by proceeds of $47.4 million from sales and maturities of the short-term investments.
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

Net Cash Flows Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2013 was $11.3 million. This was primarily related to $13.0 million of proceeds from the exercise of stock options and purchases made under the employee stock purchase plan, partially offset by $1.7 million in repayments under our equipment financing loans.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and short term investments primarily consist of money market funds, commercial paper, corporate debt securities. As of September 30, 2013, we had cash, cash equivalents, and short‑term investments of $71.6 million. The carrying amount of our cash, cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2013 we had borrowings outstanding with principal amounts of $2.7 million. Our outstanding long-term borrowings consist of fixed and variable interest rate financial instruments. The interest rate of our fixed-rate borrowings as of September 30, 2013 was 4.5%. A hypothetical 10% increase or decrease in interest rates relative to our current interest rates would not have a material impact on the fair values of all of our outstanding fixed-rate borrowings. Changes in interest rates could, however, affect operating results and cash flows, because of the variable rate nature of our borrowings. A hypothetical 10% increase or decrease in interest rates relative to interest rates at September 30, 2013 would have resulted in an insignificant impact to interest expense for 2013.
Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $0.1 million for both the nine months ended September 30, 2013 and 2012. Transaction gains and losses are included in other income (expense), net.
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
We have incurred net losses in every year since our inception, including net losses of approximately $15.6 million and $14.9 million, respectively, for the nine months ended September 30, 2013 and 2012. As a result, we had an accumulated deficit of $198.1 million as of September 30, 2013. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 609 as of September 30, 2013. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of September 30, 2013, we had $52.6 million in goodwill and intangible assets recorded on our consolidated balance sheet. We may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of less than $0.1 million on our consolidated balance sheet as of September 30, 2013 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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
The terms of our credit agreement also prohibit as from paying dividends.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds from Public Offering of Common Stock
There have been no material changes in the planned use of the proceeds from our initial public offering in April 2012.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

2.1**	Agreement and Plan of Merger for Armorize Technologies, Inc.					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document.					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

**
The Agreement and Plan of Merger (the “Merger Agreement”) has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential disclosure schedules provided to the Company in connection with the signing of the Merger Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between the parties to the Merger Agreement, rather than establishing matters of fact. Accordingly, the representations and warranties in the Merger Agreement may not constitute the actual state of facts about the parties to the Merger Agreement. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted items to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on November 12, 2013.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)