Form 10-K
period 2013-12-31
PROOFPOINT INC
filed 2014-03-14
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

None
__________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☑   NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☑  NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2013 as reported by the NASDAQ Global Select Market on that date, was approximately $603,262,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of February 28, 2014 was 36,760,707 shares.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

PROOFPOINT, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

PART I

ITEM 1. BUSINESS

Overview

Proofpoint is a pioneering security-as-a-service vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our security-as-a-service platform is comprised of an integrated suite of on-demand data protection solutions, including threat protection, regulatory compliance, archiving and governance, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies - including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, and virtual execution environments - to address today's rapidly changing threat landscape.

A fundamental shift in the sources of cyber crime, from hackers to organized crime and governments, combined with the emergence of international data trafficking and sophisticated advanced persistent threats ("APTs"), polymorphic threats, zero-day exploits, and user-transplant "drive-by" downloads, is driving an unprecedented wave of targeted, malicious attacks designed to steal valuable information. At the same time, the growth of business-to-business collaboration, as well as the consumerization of IT and the associated adoption of mobile devices and unmanaged Internet-based applications, has proliferated sensitive data and reduced the effectiveness of many existing security products. These factors have contributed to an increasing number of severe data breaches and expanding regulatory mandates, all of which have accelerated demand for effective data protection and governance solutions.

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premise and cloud-based email, instant messaging, social media and other web-based applications, but also by keeping track of such information as it is modified and distributed throughout the enterprise for compliance and data loss prevention and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

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

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, protect against outbound security risks, and archive and govern corporate information. Today, our solutions are used by approximately 3,100 customers worldwide, including 38 of the Fortune 100, protecting tens of millions of end-users. We market and sell our solutions worldwide both directly through our sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also distribute our solutions through strategic partners, including IBM and Microsoft.

The Proofpoint Solution

Our integrated suite of on-demand security-as-a-service solutions enables large and mid-sized organizations to defend, protect, archive and govern their sensitive data. Our comprehensive platform provides threat protection, regulatory compliance, archiving and governance, and secure communication. These solutions are built on a cloud-based architecture, protecting data not only as it flows into and out of the enterprise via on-premise and cloud-based email, instant messaging, social media and other web-based applications, but also keeping track of such information as it is modified and distributed throughout the enterprise for compliance and data loss prevention and securely archiving these communications for compliance and discovery. We have pioneered the use of innovative technologies to deliver better ease-of-use, greater protection against the latest advanced threats, and lower total cost of ownership than traditional alternatives. The key elements of our solution include:

•
Superior protection against advanced, targeted threats.  We use a combination of proprietary technologies for big data analytics, machine learning, deep content inspection, dynamic malware analysis, and virtual execution environments to predictively, actively, and retroactively detect and stop targeted "spear phishing" and other sophisticated advanced and next-generation threat attacks, including APTs, that employ polymorphic threats, zero-day exploits, user-transparent “drive-by” downloads and other penetration tactics. By processing and modeling billions of requests per day, we can recognize anomalies in traffic flow to predictively detect targeted attacks, before users are exposed. Our deep content inspection technology enables us to identify malicious message attachments and distinguish between valid messages and "phishing" messages designed to look authentic and trick the end-user into divulging sensitive data or clicking on a malicious web link. Our machine learning technology enables us to detect targeted "zero-hour" attacks in real-time, even if they have not been seen previously at other locations, and quarantine them appropriately. Our dynamic malware analysis and virtual execution environment technologies enable us to examine web site destinations and downloadable files to identify and block potentially hostile code that would otherwise compromise end-user computers, even if such web sites are otherwise benign and considered reputable and such code is truly unique, with no antivirus signature.

•
Comprehensive, integrated data protection suite.  We offer a comprehensive solution for data protection and governance through an integrated, security-as-a-service platform that is comprised of four main suites: Proofpoint Enterprise Protection, Proofpoint Enterprise Privacy, Proofpoint Enterprise Archive & Governance, and Proofpoint Essentials. Together, these solutions can improve an organization's ability to detect and mitigate inbound and outbound threats and securely archive and discover communication across all major communication channels including on-premise and cloud-based email, instant messaging, social media and other web-based applications. In addition, our common policy framework and reporting systems enable organizations to comply with complex regulatory mandates, implement consistent data governance policies and ensure end-to-end incident response across the enterprise.

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

•
Security optimized cloud architecture.  Our multi-tenant security-as-a-service solution leverages a distributed, scalable architecture deployed in our global data centers for deep content inspection, global threat correlation and analytics, high-speed search, secure storage, encryption key management, software updates, intelligent message routing, and other core functions. Customers can choose to deploy optional physical or virtual points-of-presence behind their firewalls for those who prefer to deploy certain functionality inside their security perimeter. This architecture enables us to leverage the benefits of the cloud to cost-effectively deliver superior security and compliance, while optimizing each deployment for the customer's unique threat environment.

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

Our Security-as-a-Service Platform

We provide a multi-tiered security-as-a-service platform consisting of solutions, platform technologies and infrastructure. Our platform currently includes four solutions bundled for the convenience of our customers, distributors and resellers: Proofpoint Enterprise Protection, Proofpoint Enterprise Privacy, Proofpoint Enterprise Archive & Governance, and Proofpoint Essentials. Each of these solutions is built on our security-as-a-service platform, which includes both platform services and enabling technologies. Our platform services provide the key functionality to enable our various solutions while our enabling technologies work in conjunction with our platform services to enable the efficient construction, scaling and maintenance of our customer-facing solutions.

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

SOLUTIONS
Proofpoint Enterprise Protection™
Proofpoint Enterprise Privacy™
Proofpoint Enterprise Archive™ & Governance™
Proofpoint Essentials
PLATFORM
Security-as-a-Service Platform
PLATFORM SERVICES
Content Inspection
Reputation
Encryption and Key Management
Notification and Workflow
Analytics and Search
Dynamic Malware Analysis
ENABLING TECHNOLOGY
Big Data Analytics
Machine Learning
Identity and Policy
Secure Storage
Virtual Execution Environments
Intelligent Message Routing
INFRASTRUCTURE
Cloud Infrastructure
Secure Cloud
Hybrid
Network Operations Control
Proofpoint API
proofpoint

Solutions

Our security-as-a-service platform includes four solutions bundled for the convenience of our customers: Proofpoint Enterprise Protection, Proofpoint Enterprise Privacy, Proofpoint Enterprise Archive & Governance, and Proofpoint Essentials.

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

•
Virus protection.  Combats email-borne viruses, worms and trojans with a solution that combines efficient message handling, comprehensive reporting, and robust policy management with leading third-party antivirus scanning engines.

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

•
Targeted Attack Protection. Enterprises are protected against advanced persistent threats such as phishing and other targeted email attacks by the use of big data analysis, predictive, virtual execution and dynamic malware analysis techniques to identify and apply additional security controls against suspicious messages and any associated links to the web.

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

Proofpoint Enterprise Privacy

Our data loss prevention, encryption and compliance solution defends against leaks of confidential information, and helps ensure compliance with common U.S., international and industry-specific data protection regulations - including the Health Care Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Gramm-Leach-Bliley Act ("GLBA"), Canada's Personal Information Protection and Electronic Documents Act ("PIPEDA") and the Payment Card Industry Security Standard Council's Data Security Standards ("PCI-DSS"). Key capabilities within Proofpoint Enterprise Privacy include:

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

•
Superior malicious and accidental data loss protection.  Protects against the loss of sensitive data, whether from a cybercriminal attempting to exfiltrate valuable data from a compromised system, or from an employee accidentally distributing a file to the wrong party through email, webmail, social media, file sharing, or other Internet-based mechanisms for publishing content.

•
Easy-to-use secure communication.  Allows corporate end-users to easily share sensitive data without compromising security and privacy, and enables authorized external recipients to transparently decrypt and read the communications from any device. Our mobile-optimized interfaces provide an easy experience for the rapidly growing number of recipients on smartphones and tablets.

Proofpoint Enterprise Archive & Governance

Proofpoint Enterprise Archive & Governance is designed to ensure accurate enforcement of data governance, data retention and supervision policies and mandates; cost-effective litigation support through efficient discovery; and active legal-hold management.

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

•
Active legal-hold management.  Enables administrators or legal professionals to easily designate specific individuals or content as subject to legal-hold. Proofpoint Enterprise Archive then provides active management of these holds by suspending normal deletion policies and automatically archiving subsequent messages and files related to the designated matter.

•
End-user supervision.  Leveraging our flexible workflow capabilities, Proofpoint Enterprise Archive analyzes all electronic communications, including email and communications from leading instant messaging and social networking sites, for potential violations of regulations, such as those imposed by Financial Industry Regulatory Authority ("FINRA") and the SEC in the financial services industry.

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

Proofpoint Enterprise Governance can track, classify, monitor, and apply governance policies to unstructured information across the enterprise. By proactively governing unstructured information "in-place," organizations can effectively manage regulatory compliance, increase control over information and mitigate legal and financial risks. The key capabilities within Proofpoint Enterprise Governance include:

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

•
Proactive data governance.  Allows organizations to create, maintain and consistently enforce a clear corporate data retention and destruction policy around documents and other unstructured content, reducing the risk of data loss and the cost of eDiscovery.

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

Proofpoint Essentials

Proofpoint Essentials is our small & medium business ("SMB") suite of security-as-a-service security and compliance solutions specifically designed for distribution across managed service providers ("MSP's") and dedicated security resellers.

Key capabilities include inbound email filtering to block spam and malware, outbound filtering for compliance with company policies, email continuity to enable email service availability, and email archiving.

Platform Services

Our platform services provide the key functionality to enable our various solutions, using our enabling technologies. Our platform services primarily consist of:

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

•
Analytics and search.  Provides an easy-to-use, web-based interface for searching and analyzing information to enable enterprises to rapidly trace inbound and outbound messages, analyze how messages were processed by a Proofpoint Enterprise deployment, report on the disposition and status of any email message, and retrieve in real-time archived communications for litigation support and eDiscovery.

Enabling Technologies

Our enabling technologies are a proprietary set of building blocks that work in conjunction with our application services to enable the efficient construction, scaling and maintenance of our customer-facing solutions. These technologies primarily consist of:

•
Big data analytics.  Indexes and analyzes petabytes of information in real-time to discover threats, detect data leaks and enable end-users to quickly and efficiently access information distributed across their organizations.

•	Machine learning. Builds predictive data models using our proprietary Proofpoint MLX machine learning techniques to rapidly identify and classify threats and sensitive content in real-time.

•
Identity and policy.  Enables the definition and enforcement of sophisticated data protection policies based on a wide set of variables, including type of content, sender, recipient, pending legal matters, time and date, regulatory status and more.

•	Secure storage. Stores petabytes of data in the cloud cost-effectively using proprietary encryption methods, keeping sensitive data tamper-proof and private, yet fully searchable in real-time.

•
Intelligent message routing.  Policies can be established by administrators to automatically direct email communications differently through the email network, based on aspects of the messages, for security, compliance, supervisory, system performance, or other reasons.

Infrastructure

We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across eight data centers located in the United States, Canada, the Netherlands, Germany and Ireland.

Our cloud architecture is optimized to meet the unique demands of delivering real-time security-as-a-service to global enterprises. Key design elements include:

•
Security.  Security is central to our cloud architecture and is designed into all levels of the system, including physical security, network security, application security, and security at our third-party data centers. Our security measures have met the rigorous standards of SSAE 16 certification. In addition to this commercial certification program, we have also successfully completed the FISMA certification for our cloud-based archiving and governance solution, enabling us to serve the rigorous security requirements of U.S. federal agencies.

•
Scalability and performance.  By leveraging a distributed, scalable architecture we process billions of requests against our reputation systems and hundreds of millions of messages per day, all in near real-time. Massively-parallel query processing technology is designed to ensure rapid search results over this vast data volume. In addition to this aggregate scalability across all customers, our architecture also scales to effectively meet the needs of several of our largest individual customers, each of which has millions of users and processes tens of millions of messages per day.

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

Customers

As of December 31, 2013, we had approximately 3,100 customers of all sizes across a wide variety of industries, including 38 of the Fortune 100. A number of our largest customers use our platform to protect millions of users and handle tens of millions of messages per day. We have a highly diversified customer base, with no single partner or customer accounting for more than 10% of total revenue in 2011 and one customer, a strategic partner serving a number of end customers with our platform, who accounted for 14% of total revenue in both 2013 and 2012. In each year since the launch of our first solution in 2003, we have retained over 90% of our customers.

We target large and mid-sized organizations across all major verticals including financial services, retail, manufacturing, aerospace and defense, healthcare, education and government. We have been particularly successful selling to the largest enterprises; 24 of the 50 largest companies in the United States as ranked by Fortune Magazine are our customers. We have also had success penetrating the market leaders in a number of significant verticals including:

•	3 of the 5 largest U.S. retailers

•	3 of the 5 largest U.S. aerospace and defense contractors

•	5 of the 5 largest U.S. banks

•	2 of the 5 largest global pharmaceutical companies

•	2 of the 5 largest U.S. petroleum refining companies

Among our customers are: Alticor Inc., AON Corporation, Bank of America Corporation, Bank of China Limited, Citicorp North America, Inc., First Data Corporation, Grant Thornton LLP, Grupo IUSA, Hospital Corporation of America, Hitachi Data Systems Corporation, Huntsman Corporation, Kaiser Permanente, Mary Kay, Inc., Pitney Bowes Inc., The Radio France Group, Raymond James Financial, Inc., Royal Mail Group Ltd., Scottsdale Healthcare Corporation, the State of California, Sub-Zero, Inc., Swisscom, T-Mobile Wireless USA, Inc., Tyson Foods, Inc., UCLA Health System, University of North Carolina at Charlotte, United States Department of Agriculture, VF Corporation, VMware, Inc., Washington State University, Weatherford International Ltd., and Zions Bancorporation.

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

We sell through both direct and indirect channels, including technology and channel partners:

•
Direct sales and reseller channel.  We market and sell our solutions to large and mid-sized customers directly through our field and inside sales teams as well as indirectly through a hybrid model, where our sales organization actively assists our network of distributors and resellers. Our sales personnel are primarily located in North America, with additional personnel located in Asia-Pacific, EMEA, Japan and South America. Our reseller partners maintain relationships with their customers throughout the territories in which they operate, providing them with services and third-party solutions to help meet their evolving security requirements. As such, these partners act as a direct conduit through which we can connect with these prospective customers to offer our solutions. Our reseller channel includes top security organizations including Accuvant, Adaptive Solutions, Inc., Exclusive Networks SAS, FishNet Security, Forsythe Technology Inc., Insight Direct USA, SBS Security, SHI International Corp, Vinitech, Inc. and World Wide Technology Inc.

•
Strategic relationships.  We also sell our solutions indirectly through key technology companies such as IBM and Microsoft that offer our solutions in conjunction with one or more of their own products or services. These companies each have a large, established customer base built around a broad platform of products and solutions sold under their own brand, and they promote our products to augment their own branded solutions.

For sales involving a partner such as a distributor, reseller or strategic partner, the partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. At the conclusion of a successful sales cycle, we sell the associated subscription, hardware and services to the partner who in turn resells these items to the customer, with the partner earning a fee based on the total value of the order. With the order completed, we provide these customers with direct access to our security-as-a-service platform and other associated services, enabling us to establish a direct relationship and provide them with support as part of ensuring that the customer has a good experience with our platform. At the end of the contract term, the partner engages with the customer to execute a renewal order, with our team providing assistance as required. For 2013, over half of our billings were through one of these partners.

Marketing

Our marketing programs include a variety of online marketing, advertising, conferences, events, white-papers, public relations activities and web-based seminar campaigns targeted at key decision makers within our prospective customers.

We have a number of marketing initiatives to build awareness about our solutions and encourage customer adoption of our solutions. We offer free trials, competitive evaluations and free security and compliance risk audits to allow prospective customers to experience the quality of our solutions, to learn in detail about the features and functionality of our suite, and to quantify the potential benefits of our solutions.

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

Research and development expenses were $34.4 million, $24.8 million and $19.8 million for 2013, 2012 and 2011, respectively.

Competition

Our markets are highly competitive, fragmented and subject to rapid changes in technology. We compete primarily with companies that offer a broad array of data protection and governance solutions. Providers of data protection solutions generally have product offerings that include threat protection, virus protection, data loss prevention, flexible remediation, data encryption, and in some cases secure file transfer. Providers of governance solutions generally have product offerings that provide data storage, search, policy enforcement, legal-hold management, and in some cases supervision.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2013, we had 40 patents and 13 patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.

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

Employees

As of December 31, 2013, we had 680 employees. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense and we may not be successful in retaining our key employees or attracting skilled personnel.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (“SEC”)'s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Proofpoint and other companies that file materials with the SEC electronically. Copies of Proofpoint's reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our Internet website, http://

investor.proofpoint.com/financials.cfm, or by sending an electronic message by visiting the Contact Us section within the investor relations portion of our website.

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

We have incurred net losses in every year since our inception, including net losses of $27.5 million, $20.4 million and $20.1 million in 2013, 2012 and 2011, respectively. As a result, we had an accumulated deficit of $210.0 million as of December 31, 2013. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

Our quarterly operating results are likely to vary significantly and be unpredictable, which could cause the trading price of our stock to decline.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•    the level of demand for our solutions, including our newly-introduced solutions, and the level of perceived urgency regarding security threats and compliance requirements;

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

•    the impact of acquisitions;

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
The threats facing our customers are constantly evolving and the techniques used by attackers to access or sabotage data change frequently. As a result, we must constantly update our solutions to respond to these threats. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach at one of our customers would harm our reputation as a secure and trusted company and could cause the loss of customers. Similarly, if a well-publicized breach of data security at a customer of any other cloud‑based data protection or archiving service provider or other major enterprise cloud services provider were to occur, there could be a loss of confidence in the cloud‑based storage of sensitive data and information generally.
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
Limitation of liability provisions in our standard terms and conditions and our other agreements may not adequately or effectively protect us from any claims related to defects, errors, vulnerabilities or failures in our solutions, including as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.
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
We believe that there is a trend for large and mid‑sized enterprises to migrate their on‑premise email systems to cloud‑based offerings. If we fail to successfully develop, market, broaden or enhance our solutions to continue to be attractive to existing customers currently using cloud‑based email systems or to new prospects, our ability to grow or maintain our revenue could be harmed, and our business could suffer.
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
Some large, well-established providers of networking equipment, such as Cisco Systems, Inc. and Juniper Networks, Inc. currently offer, and may continue to introduce, network security features that compete with our solutions, either in stand‑alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our solutions in networking products that are already generally accepted as necessary components of customers’ network architecture may have an adverse effect on our ability to market and sell our solutions. Furthermore, even if the functionality offered by network infrastructure providers is more limited than that offered by our solutions, a significant number of our customers may elect to accept such limited functionality in lieu of adding appliances or software from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new third‑party components to their networks.

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

We also face competition from large technology companies, such as Cisco, Google Inc., Hewlett‑Packard Company, Intel and Microsoft. These companies are increasingly developing and incorporating into their products data protection and storage software that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.

Many of our competitors have greater financial, technical, sales, marketing or other resources than we do and consequently may have the ability to influence our customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment could also result in larger competitors that compete with us on several levels. In addition, acquisitions of smaller companies by large technology companies that specialize in particular segments of the markets in which we compete would result in increased competition from these large technology companies. For example, Cisco’s acquisition of IronPort, an email and web security service, resulted in Cisco becoming one of our competitors. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and financial results could be adversely affected.

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
Our contributions to cash flow are dependent in part upon our average contract durations, so significant shortening of our average contract durations may cause significant negative impact to our operating results.
With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 16 to 23 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period.  If these average contract durations were to shorten significantly from their current range, it may cause us to experience less favorable cash flows as compared to our current operating condition, requiring us to seek additional sources of capital to fund our operations.
Because our long-term success depends, in part, on our ability to expand the sales of our platform to our customers located outside of the United States, our business will be increasingly susceptible to risks associated with international operations.
One key element of our growth strategy is to develop a worldwide customer base and expand our operations worldwide. We have added employees, offices and customers internationally, particularly in Europe and Asia, and while our international revenue has declined as a percentage of total revenue in 2013 as compared to 2012, international revenue has grown on an overall basis.
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

•	immaturity of compliance regulations in other jurisdictions, which may lower demand for our solutions;

•	greater difficulty with payment collections and longer payment cycles;

•	higher employee costs and difficulty terminating non-performing employees;

•	differences in work place cultures;

•	the need to adapt our solutions for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	adverse tax consequences;

•	fluctuations in currency exchange rates;

•	restrictions on the transfer of funds;

•	anti-bribery compliance by us or our partners, including under the Foreign Corrupt Practices Act; and

•	new and different sources of competition.
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
We cannot be certain that our development activities will be successful or that we will not incur delays or cost overruns. Furthermore, we may not have sufficient financial resources to identify and develop new technologies and bring enhancements or new solutions to market in a timely and cost-effective manner. New technologies and enhancements could be delayed or cost more than we expect, and we cannot ensure that any of these solutions will be commercially successful if and when they are introduced.
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
The occurrence of an extended interruption of our or third‑party services for any reason could result in lengthy interruptions in our services or in the delivery of customers’ email and require us to provide service credits, refunds, indemnification payments or other payments to our customers, and could also result in the loss of customers.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. To the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third‑party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.
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
Some of our solutions are distributed with software licensed by its authors or other third parties under so-called “open source” licenses, which may include, by way of example, the GNU General Public License, or GPL, and the Apache License. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and solutions. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our solutions, that our programmers have not incorporated open source software into our proprietary solutions and technologies or that they will not do so in the future. In addition, many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business.

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
We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 680 as of December 31, 2013. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of December 31, 2013, we had $86.7 million in goodwill and intangible assets recorded on our consolidated balance sheet. We may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting‑related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we or our independent registered public accounting firm are not able to complete the work required under Section 404 of the Sarbanes-Oxley Act on a timely basis, or we are not able to demonstrate compliance with Section 404, we could be subject to late filings of our annual and quarterly reports, restatements of consolidated financial statements or other corrective disclosure, and, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.
We have been incurring significantly increased costs and devoting substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with certain of the requirements of the Sarbanes‑Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the NASDAQ Global Market, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.
We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes‑Oxley Act. In that regard, we have just implemented in the third quarter of 2013 an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs.
Risks Related to the Ownership of Our Common Stock
Our stock price has been volatile in the past and may be subject to volatility in the future.
The trading prices of our common stock has been volatile historically, and is likely to continue to be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our common stock, could also impact the price of our convertible notes. Factors affecting the market price of our securities include:

•	variations in our revenue, billings, gross margin, operating results, free cash flow, loss per share and how these results compare to analyst expectations;

•	forward looking guidance that we may provide regarding financial metrics such as billings, revenue, gross margin, operating results, free cash flow, and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;

•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•	the size of our market float and significant option exercises;

•	any future issuances of securities;

•	sales and purchases of any common stock issued upon conversion of our convertible notes; and

•	any other factors discussed herein.
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
We have indebtedness in the form of convertible senior notes.
In December 2013, we completed an offering of $201.3 million aggregate principal amount of 1.25% convertible senior notes (the "Notes") due 2018. As a result of this convertible notes offering, we incurred $201.3 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2018, or, upon the occurrence of a make-whole fundamental change (as defined in the indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

Conversion of our Notes may affect the price of our common stock and the value of the Notes.

The conversion of some or all of our Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the Notes will be able to convert them only upon the satisfaction of certain conditions prior to June 15, 2018. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock and the value of the Notes.
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
In addition, the fundamental changes provisions of our Notes may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such Notes upon the occurrence of a fundamental change (as defined in the indenture for the Notes). Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes.
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

The terms of our credit agreement also prohibit us from paying dividends.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, which includes our operations and research and development facilities, is located in Sunnyvale, California, and currently consists of 74,338 square feet of space under a lease that expires in 2014, with a three-year extension option. The extension option is currently in negotiation as of the filing date of the Annual Report on Form 10-K and will include an expansion of office space.

We lease additional U.S. offices in Draper, Utah and Herndon, Virginia. We also lease offices in Toronto, Canada; Paris, France; Tokyo, Japan; Singapore; Reading and Heathrow, United Kingdom; Frankfurt, Germany; Belfast, Ireland; and Taipei, Taiwan. We believe our facilities are adequate for our current needs and for the foreseeable future.

The following is a list of our locations and the primary functions.

Location	Primary function
Sunnyvale, California, U.S.	Research and development, sales, marketing and administration
Draper, Utah, U.S.	Research and development, sales, marketing and administration
Herndon, Virginia, U.S.	Sales
Westminster, Colorado, U.S.	Research and development
Toronto, Canada	Research and development, sales, marketing and administration
Reading, United Kingdom	Research and development, sales and marketing
Heathrow, United Kingdom	Sales
Paris, France	Sales
Tokyo, Japan	Sales
Singapore	Sales
Belfast, Ireland	Research and development, sales and marketing
Taipei, Taiwan	Research and development, sales, marketing and administration
Frankfurt, Germany	Sales and marketing

We operate eight data centers at third-party facilities throughout the world: three in the United States, two in Canada, one each in the Netherlands, Germany and Ireland.

ITEM 3. LEGAL PROCEEDINGS

On December 16, 2013, Finjan, Inc. sued us and Armorize Technologies, Inc. in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief,  and unspecified damages. We filed an answer to this complaint on February 10, 2014. An initial case management conference is scheduled for April 2014. We intend to vigorously defend this lawsuit. Based on the early stage of the claims and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. However, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.
From time to time, we may be involved in other legal proceedings and subject to claims incident to the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
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

		High	Low
Year Ended December 31, 2013
First Quarter	January 1, 2013 - March 31, 2013	$17.13	$12.57
Second Quarter	April 1, 2013 - June 30, 2013	$24.34	$16.63
Third Quarter	July 1, 2013 - September 30, 2013	$32.12	$23.52
Fourth Quarter	October 1, 2013 - December 31, 2013	$33.51	$26.81
Year Ended December 31, 2012
Second Quarter	April 20, 2012 - June 30, 2012	$17.14	$12.45
Third Quarter	July 1, 2012 - September 30, 2012	$16.90	$12.44
Fourth Quarter	October 1, 2012 - December 31, 2012	$14.14	$10.05

Holders of our Common Shares

As of February 28, 2014, there were 75 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.

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

Unregistered Sales of Equity Securities
We made no sales of unregistered securities during the three months ended December 31, 2013.
Use of Proceeds from Public Offering of Common Stock
There has been no material change in the use of proceeds from our initial public offering in April 2012.
Stock Performance Graph

The following graph shows a comparison from April 20, 2012 through December 31, 2013, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes an investment of $100 on April 20, 2012 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

	Three months ended
	April 20, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Proofpoint, Inc.	100.00	120.38	105.47	87.43	119.74	172.23	228.13	235.58
NASDAQ Composite - Total Returns	100.00	98.09	104.50	101.92	110.60	115.60	128.54	142.87
NASDAQ Computer Index	100.00	96.61	102.81	95.61	98.11	100.36	111.94	128.24

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

We derived the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$132,062	$101,470	$73,896	$57,657	$42,135
Hardware and services	5,869	4,825	7,942	7,133	6,393
Total revenue	137,931	106,295	81,838	64,790	48,528
Cost of revenue:(1)
Subscription	35,438	28,246	24,193	24,523	19,150
Hardware and services	6,124	4,867	5,537	4,082	3,309
Total cost of revenue	41,562	33,113	29,730	28,605	22,459
Gross profit	96,369	73,182	52,108	36,185	26,069
Operating expense:(1)
Research and development	34,449	24,827	19,779	17,583	11,831
Sales and marketing	71,781	55,239	42,676	31,161	27,883
General and administrative	19,622	12,693	9,237	7,465	5,678
Total operating expense	125,852	92,759	71,692	56,209	45,392
Operating loss	(29,483)	(19,577)	(19,584)	(20,024)	(19,323)
Interest (expense) income, net	(641)	(108)	(300)	(340)	87
Other (expense) income, net	(215)	(154)	113	(258)	(269)
Loss before benefit from (provision for) income taxes	(30,339)	(19,839)	(19,771)	(20,622)	(19,505)
Benefit from (provision for) income taxes	2,808	(521)	(370)	(243)	(233)
Net loss	$(27,531)	$(20,360)	$(20,141)	$(20,865)	$(19,738)
Net loss per share, basic and diluted	$(0.79)	$(0.85)	$(5.03)	$(5.83)	$(6.14)
Weighted average shares outstanding, basic and diluted(2)	34,874	24,056	4,005	3,575	3,212
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Stock-based compensation
Cost of subscription revenue	$1,007	$657	$366	$357	$275
Cost of hardware and services revenue	196	70	29	17	11
Research and development	3,608	1,869	1,247	1,010	848
Sales and marketing	4,270	3,103	1,976	1,113	1,030
General and administrative	3,002	1,622	930	868	732
Amortization of intangible assets
Cost of subscription revenue	$2,220	$2,785	$3,772	$3,745	$3,371
Research and development	47	30	1	—	—
Sales and marketing	1,743	461	769	637	408
General and administrative	34	—	—	—	—

(2)
Please see Note 12, "Net Loss Per Share" of our notes to consolidated financial statements included elsewhere in this report for an explanation of the calculations of basic and diluted net loss per share of common stock.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$251,801	$86,517	$12,714	$12,747	$11,317
Property and equipment, net	11,221	8,560	7,353	4,630	4,455
Total assets	390,559	140,441	67,952	62,352	63,722
Convertible senior notes	152,928	—	—	—	—
Debt, current and long-term	2,350	4,012	4,981	264	741
Deferred revenue, current and long-term	123,983	86,859	76,240	69,101	57,346
Convertible preferred stock	—	—	109,911	109,820	108,329
Total stockholders' equity (deficit)	77,160	33,808	(137,347)	(128,401)	(112,142)

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

Overview

Proofpoint is a pioneering security-as-a-service ("SaaS") vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our SaaS platform is comprised of an integrated suite of on-demand data protection solutions, including threat management, regulatory compliance, data governance, and secure communication.

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. As the threat environment has continued to evolve, we have dedicated significant resources to meet the ongoing challenges that this highly dynamic environment creates for our customers such as investing significantly to expand the breadth of our data protection platform with $7.1 million and $5.9 million spent in 2013 and 2012, respectively, on capital spending to support infrastructure expansion. These expenditures are primarily in connection with the replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud-based architecture.

Since early 2013, we have launched Proofpoint Essentials, a suite of SaaS security and compliance capabilities designed to meet the needs of managed service providers and dedicated security resellers, enabling these partners to offer their customers this full suite of cloud-based solutions. We also introduced Proofpoint's Social Platform for Archiving, which provides our customers a quick path to regulatory compliance regarding their social media usage, enabling them to leverage a wide range of social media platforms such as Yammer, Chatter and Facebook while adhering to strict compliance standards. Additionally, we introduced Proofpoint Secure Share which allows enterprises to securely exchange large files with ease in a cloud-based environment.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 89% of total revenue in 2010 to 96% in 2013.

We market and sell our solutions to large and mid-sized customers both directly through our field and inside sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also derive a lesser portion of our total revenue from the license of our solutions to strategic partners who offer our solutions in conjunction with one or more of their own products or services.

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

Historically, the majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 23% for the year ended December 31, 2013 as compared to prior year. As of December 31, 2013, we had approximately 3,100 customers around the world, including 38 of the Fortune 100. In terms of customer concentration, there was one partner that accounted for 14% of our total revenue for the year ended December 31, 2013, although the partner sold to a number of end-user customers, none which accounted for more than 10% of our total revenue. Other than the aforementioned partner above, there were no other single partners or customers that accounted for more than 10% of our total revenue in 2013.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Additionally, during 2013, we have completed a number of acquisitions to complement our solutions offerings. These acquisitions are described in Note 2 to our Consolidated Financial Statements included in this report.

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

As part of maintaining our SaaS platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud-based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers' experience over time while also lowering our costs to deliver the service, as evidenced by our improvements in gross profit over the past three years. Our SaaS platform is a shared infrastructure that is used by all of our customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.

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

Sales and marketing is our greatest expense and hence a significant contributing factor to our operating losses. Given that our costs to acquire new revenue sources, either in the form of new customers or the sale of additional solutions to existing customers, often exceed the actual revenue recognized in the initial periods, we believe that our opportunity to improve our return on investment on sales and marketing costs relies primarily on our ongoing ability to cost-effectively renew our business with existing customers, thereby lowering our overall sales and marketing costs as a percentage of revenue as the mix of revenue derived from this more profitable renewal activity increases over time. Therefore, we anticipate that our initial significant investments in sales and marketing activities will over time generate a larger base of more profitable customers. Cost of subscription revenue is also a significant expense for us, and we expect to continue to build on the improvements over the past three years, such as in replacing third-party technology with our proprietary technology and improving the utilization of our fixed investments in equipment and infrastructure, in order to provide the opportunity for improved subscription gross margins over time. Although we plan to continue enhancing our solutions, we intend to lower our rate of investment in research and development as a percentage of revenue over time by deriving additional revenue from our existing platform of solutions rather than by adding entirely new categories of solutions. In addition, as personnel costs are one of the primary drivers of the increases in our operating expenses, we plan to reduce our historical rate of headcount growth over time.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total revenue	$137,931	$106,295	$81,838
Growth	30%	30%	26%
Subscription revenue	$132,062	$101,470	$73,896
Growth	30%	37%	28%
Adjusted subscription gross profit	$99,851	$76,666	$53,841
% of subscription revenue	76%	76%	73%
Billings	$160,506	$116,914	$88,977
Growth	37%	31%	16%
Adjusted EBITDA	$(4,326)	$(4,543)	$(7,227)

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

The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Subscription revenue	$132,062	$101,470	$73,896
Cost of subscription revenue	35,438	28,246	24,193
Subscription gross profit	96,624	73,224	49,703
Add back:
Stock‑based compensation	1,007	657	366
Amortization of intangible assets	2,220	2,785	3,772
Adjusted subscription gross profit	$99,851	$76,666	$53,841

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

The following unaudited table presents the reconciliation of total revenue to billings for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total revenue	$137,931	$106,295	$81,838
Deferred revenue
Ending	123,983	86,859	76,240
Beginning	86,859	76,240	69,101
Net change	37,124	10,619	7,139
Less: deferred revenue contributed by Acquisitions	(14,549)	—	—
Billings	$160,506	$116,914	$88,977

Adjusted EBITDA

We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest income (expense), net, provision for (benefit from) income taxes, stock‑based compensation, acquisition‑related expense, other income, and other expense. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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
The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net loss	$(27,531)	$(20,360)	$(20,141)
Depreciation	5,923	4,434	3,142
Amortization of intangible assets	4,044	3,276	4,542
Interest expense, net	641	108	300
(Benefit from) provision for income taxes	(2,808)	521	370
EBITDA	(19,731)	(12,021)	(11,787)
Stock‑based compensation expense	12,083	7,321	4,548
Acquisition‑related expense	3,107	3	125
Other income	(37)	(18)	(141)
Other expense	252	172	28
Adjusted EBITDA	$(4,326)	$(4,543)	$(7,227)
Components of Our Results of Operations

Business Combinations

In each of our acquisitions, we used the purchase method of accounting which requires us to allocate the fair value of the total consideration transferred to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition, with the difference between the net assets acquired and the total consideration transferred recorded as goodwill. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on significant estimates and assumptions determined by management. These estimates and assumptions are inherently uncertain and subject to refinement, as a result, during the adjustment period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired or liabilities assumed with any corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

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

Subscription.    We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract (as more fully described above. We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. We expect our subscription revenue will continue to grow and remain above 90% of our total revenue.

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

Cost of Subscription Revenue.    Cost of subscription revenue primarily includes personnel costs, consisting of salaries, benefits, bonuses, and stock‑based compensation, for employees who provide support services to our customers and operate our data centers. Other costs include fees paid to contractors who supplement our support and data center personnel; expenses related to the use of third‑party data centers in both the United States and internationally; depreciation of data center equipment; amortization of licensing fees and royalties paid for the use of third‑party technology; amortization of capitalized research and development costs; and the amortization of intangible assets related to prior acquisitions. Growth in subscription revenue generally consumes production resources, requiring us to gradually increase our cost of subscription revenue in absolute dollars as we expand our investment in data center equipment, the third-party data center space required to house this equipment, and the personnel needed to manage this higher level of activity. However, our cost of subscription revenue has declined in recent periods as a percentage of its associated revenue as we have replaced third‑party licensed technology with our proprietary technology, and we expect the benefit of these initiatives to continue in future periods.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.    Our headcount increased from 313 employees as of December 31, 2010 to 680 employees as of December 31, 2013. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

Research and Development.    Research and development expenses include personnel costs, consulting services and depreciation. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position, however, over the longer term, we intend to monitor these costs so as to decrease this spending as a percentage of total revenue. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, for software developed for internal use on behalf of our customers, we have capitalized costs of approximately $0.4 million, all of which was incurred during 2011, and was fully amortized as of December 31, 2013. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.

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

General and Administrative.    General and administrative expenses consist of personnel costs, consulting services, audit fees, tax services, legal expenses and other general corporate items. As a result of our operational growth, we expect our general and administrative expenses to increase in absolute dollars in future periods as we continue to expand our operations and hire additional personnel.

Total Other Income (Expense), Net

Total other income (expense), net, consists of interest income (expense), net and other income (expense), net. Interest income (expense), net, consists primarily of interest income earned on our cash, cash equivalents and short-term investments offset by the interest expense related to our convertible senior notes, our capital lease payments and borrowings under our equipment loans. Other income (expense), net, consists primarily of the net effect of foreign currency transaction gains or losses.

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

Results of Operations

The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue:
Subscription	$132,062	$101,470	$73,896
Hardware and services	5,869	4,825	7,942
Total revenue	137,931	106,295	81,838
Cost of revenue:(1)
Subscription	35,438	28,246	24,193
Hardware and services	6,124	4,867	5,537
Total cost of revenue	41,562	33,113	29,730
Gross profit	96,369	73,182	52,108
Operating expense:(1)
Research and development	34,449	24,827	19,779
Sales and marketing	71,781	55,239	42,676
General and administrative	19,622	12,693	9,237
Total operating expense	125,852	92,759	71,692
Operating loss	(29,483)	(19,577)	(19,584)
Interest expense, net	(641)	(108)	(300)
Other (expense) income, net	(215)	(154)	113
Loss before benefit from (provision for) income taxes	(30,339)	(19,839)	(19,771)
Benefit from (provision for) income taxes	2,808	(521)	(370)
Net loss	$(27,531)	$(20,360)	$(20,141)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2013	2012	2011
Revenue:
Subscription	96%	95%	90%
Hardware and services	4	5	10
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	26	27	30
Hardware and services	4	4	6
Total cost of revenue	30	31	36
Gross profit	70	69	64
Operating expense:(1)
Research and development	25	23	24
Sales and marketing	52	52	52
General and administrative	15	12	12
Total operating expense	92	87	88
Operating loss	(22)	(18)	(24)
Interest expense, net	—	—	—
Other income (expense), net	—	—	—
Loss before benefit from (provision for) income taxes	(22)	(18)	(24)
Benefit from (provision for) income taxes	2	(1)	(1)
Net loss	(20)%	(19)%	(25)%
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Stock-based compensation
Cost of subscription revenue	$1,007	$657	$366
Cost of hardware and services revenue	196	70	29
Research and development	3,608	1,869	1,247
Sales and marketing	4,270	3,103	1,976
General and administrative	3,002	1,622	930
Amortization of intangible assets
Cost of subscription revenue	$2,220	$2,785	$3,772
Research and development	47	30	1
Sales and marketing	1,743	461	769
General and administrative	34	—	—

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Subscription	$132,062	$101,470	$30,592	30%	$101,470	$73,896	$27,574	37%
Hardware and services	5,869	4,825	1,044	22%	4,825	7,942	(3,117)	(39)%
Total revenue	$137,931	$106,295	$31,636	30%	$106,295	$81,838	$24,457	30%

Subscription revenue increased $30.6 million and $27.6 million, or 30% and 37%, respectively, for 2013 and 2012. These increases were primarily due to a $25.9 million and $24.3 million increase in revenue from the United States and, to a lesser extent, a $4.7 million and $3.2 million from international customers for 2013 and 2012, respectively. We increased personnel in the sales and marketing organization, which represented a 39% and 24% increase for 2013 and 2012, respectively, in the size of the team from the prior year. Along with the improving economy in the overall global landscape, these new resources directly contributed to the further growth in the sales capacity of our field sales organization and were the primary reason for the overall growth in revenue for 2013 and 2012, respectively, from the previous years. Additionally, our acquisitions in 2013 also increased revenue in 2013, including $3.0 million from Sendmail, Inc.

Hardware and services revenue increased $1.0 million, or $22%, in 2013 primarily due to higher revenue from professional services as we almost doubled our personnel in the services department from 2012 and focused on meeting customer service needs. In 2012, it decreased by $3.1 million, or 39%, primarily due to our adoption of new revenue recognition guidance (as more fully described in our Critical Accounting Policies) effective January 1, 2011 under which revenue from sales of hardware appliances began to be recognized when sold.

Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Subscription	$35,438	$28,246	$7,192	25%	$28,246	$24,193	$4,053	17%
Hardware and services	6,124	4,867	1,257	26%	4,867	5,537	(670)	(12)%
Total cost of revenue	$41,562	$33,113	$8,449	26%	$33,113	$29,730	$3,383	11%

Cost of subscription revenue increased $7.2 million and $4.1 million, or 25% and 17%, for 2013 and 2012, respectively. The changes in 2013 and 2012 were primarily due to an increase in operations-related expenses of $3.3 million and $1.8 million, respectively, as a result of increased headcount, depreciation and ISP network expenses, partially offset by a net reduction in intangible amortization expense on developed technology from past acquisitions offset by the amortization expense from current year acquisitions. Customer support-related expenses increased $2.9 million and $1.5 million, respectively, primarily related to higher consulting and headcount-related costs. Increase in data center costs of $0.8 million and $0.9 million, respectively, were the result of ongoing growth in usage by new and existing customers. Other increases of $0.4 million and $0.2 million, respectively, were attributable to higher licensing fees and professional service costs in association with our growth. All these increases were partially offset by lower royalty expense of $0.3 and $0.4 million, respectively, in 2013 and 2012, driven by the replacement of third-party licensed technology, as well as improved economic terms associated with our ongoing licensing agreements.

Cost of hardware and services revenue increased $1.3 million, or 26%, in 2013 primarily due to increased professional services costs of $1.9 million from increased headcount-related and consulting costs due to the increase in revenue. The increase was partially offset by lower hardware costs of $0.7 million due to the continued impact from the adoption of new revenue recognition guidance referenced above. Cost of hardware and services revenue decreased $0.7 million, or 12%, for 2012 primarily due to the adoption of the new revenue recognition guidance referenced above. This was evidenced by the decrease in corresponding hardware and services revenue during 2012.
Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Research and development	$34,449	$24,827	$9,622	39%	$24,827	$19,779	$5,048	26%
Percent of total revenue	25%	23%			23%	24%

Research and development expenses increased $9.6 million and $5.1 million, or 39% and 26%, for 2013 and 2012, respectively. The increases were primarily due to personnel-related costs of $7.1 million and $3.5 million for 2013 and 2012, respectively, from higher headcount, including those from the integration of the acquisitions in 2013. Additionally, facilities costs increased $0.4 million and $0.6 million, respectively, primarily due to higher costs from expanded operations, and corporate expenses increased $1.3 million and $0.6 million, respectively, in 2013 and 2012 from higher allocated costs from facilities, human resources and IT-support functions as we grew year-over-year, and increased consulting costs of $0.8 million in 2013 from the needs of the company as we grew rapidly in 2013.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Sales and marketing	$71,781	$55,239	$16,542	30%	$55,239	$42,676	$12,563	29%
Percent of total revenue	52%	52%			52%	52%

Sales and marketing expenses increased $16.5 million and $12.6 million, or 30% and 29%, for 2013 and 2012, respectively. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions costs of $10.9 million and $7.6 million, respectively. Travel expenses were also higher by $0.9 million and $1.1 million in 2013 and 2012, respectively. Our marketing program spending increased $0.6 million and $0.5 million in 2013 and 2012, respectively, as a result of our continued investment in lead generation programs, tradeshows and our corporate branding programs. Corporate expenses increased $2.6 million due to costs related to our acquisitions in 2013 and higher allocated costs as the company expanded, while facilities increased by $0.7 million and outside services by $0.8 million in 2013. The increases in these areas were immaterial in 2012.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
General and administrative	$19,622	$12,693	$6,929	55%	$12,693	$9,237	$3,456	37%
Percent of total revenue	15%	12%			12%	11%

General and administrative expenses increased $6.9 million and $3.5 million, or 55% and 37%, for 2013 and 2012, respectively, primarily due to personnel-related costs of $3.2 million and $2.6 million for 2013 and 2012, respectively, in our continued growth as a public company, including growth to support acquisitions in 2013. Corporate expenses increased $0.7 million in 2013 due to legal, accounting and personnel-related expenses totaling $2.8 million incurred in connection with the acquisitions, partially offset by more costs being allocated to different departments of $2.1 million. Facilities increased $1.5 million in 2013 primarily due to higher depreciation expenses on more fixed assets, more spending on hardware and software costs along with related support contracts, higher facilities rent and property taxes from increased properties and general overall growth areas such as business insurance and utilities as we expanded. Professional fees increased $1.4 million and $0.8 million in 2013 and 2012, respectively, as we filled positions of need in the company through temporary and permanent staffing.

Total Interest Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Total interest expense, net	(641)	(108)	(533)	(494)%	(108)	(300)	192	64%

Total interest expense, net increased $0.5 million in 2013 primarily due to higher interest expense related to the issuance of the convertible senior notes in December 2013 and the associated interest expense, accretion of the debt discount and debt issuance costs. The decrease in 2012 was primarily due to an increase of interest income related to investments purchased subsequent to the IPO in April 2012 and lower interest expense as we pay down our capital equipment loans.

Total Other (Expense) Income, Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2013	2012	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Total other (expense) income, net	$(215)	$(154)	$(61)	(40)%	$(154)	$113	$(267)	(236)%

The change in total other (expense) income, net was immaterial in 2013. The change of $0.3 million for 2012 was primarily related to an increase in other expense due to loss sustained from foreign currency translation.

Benefit From (Provision For) Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2013	2012	$	%	2012	2011	$	$	%
	(in thousands)				(in thousands)
Benefit from (provision for) income taxes	$2,808	$(521)	$3,329	639%	(521)	(370)	$(151)		(41)%

Total income tax expense decreased $3.3 million in 2013 as compared to 2012 primarily due to a full year tax benefit of $3.2 million related to the reversal of a significant portion of our valuation allowance on certain Canadian deferred tax assets. For 2012, total income tax expense increased $0.2 million primarily related to an increase in interest and penalties on uncertain tax positions as a result of the completion of a transfer pricing analysis.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2013. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$39,330	$33,464	$30,816	$28,452	$27,460	$25,991	$24,750	$23,269
Hardware and services	1,507	1,039	1,011	2,312	1,189	1,093	1,193	1,350
Total revenue	40,837	34,503	31,827	30,764	28,649	27,084	25,943	24,619
Cost of revenue:(1)
Subscription	10,396	8,937	8,276	7,829	6,832	6,967	7,236	7,211
Hardware and services	2,273	1,409	1,203	1,239	1,401	1,163	1,134	1,169
Total cost of revenue	12,669	10,346	9,479	9,068	8,233	8,130	8,370	8,380
Gross profit	28,168	24,157	22,348	21,696	20,416	18,954	17,573	16,239
Operating expense:(1)
Research and development	10,989	8,307	7,591	7,562	6,460	6,262	6,224	5,881
Sales and marketing	21,999	17,415	16,239	16,128	15,488	14,126	13,450	12,175
General and administrative	6,185	5,758	3,777	3,902	3,822	3,141	2,964	2,766
Total operating expense	39,173	31,480	27,607	27,592	25,770	23,529	22,638	20,822
Operating loss	(11,005)	(7,323)	(5,259)	(5,896)	(5,354)	(4,575)	(5,065)	(4,583)
Interest (expense) income, net	(637)	(11)	(5)	12	2	(7)	(43)	(60)
Other (expense) income, net	(52)	352	(148)	(367)	(54)	109	(178)	(31)
Loss before (provision for) benefit from income taxes	(11,694)	(6,982)	(5,412)	(6,251)	(5,406)	(4,473)	(5,286)	(4,674)
(Provision for) benefit from income taxes	(190)	(207)	3,347	(142)	(91)	(119)	(232)	(79)
Net loss	$(11,884)	$(7,189)	$(2,065)	$(6,393)	$(5,497)	$(4,592)	$(5,518)	$(4,753)
Net loss per share, basic and diluted	$(0.33)	$(0.20)	$(0.06)	$(0.19)	$(0.17)	$(0.14)	$(0.21)	$(0.85)
Weighted average shares outstanding, basic and diluted	$35,978	$35,436	$34,625	$33,461	$32,388	$31,844	$26,195	$5,619
_______________________________________________________________________________

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$376	$203	$196	$232	$214	$205	$109	$129
Cost of hardware and services revenue	76	45	39	36	24	20	15	11
Research and development	2,042	502	559	505	460	502	485	422
Sales and marketing	1,768	881	847	774	801	830	820	651
General and administrative	1,219	748	511	524	439	390	506	288
Total stock based compensation expenses	$5,481	$2,379	$2,152	$2,071	$1,938	$1,947	$1,935	$1,501
Amortization of intangible assets:
Cost of subscription revenue	$913	$568	$413	$326	$333	$333	$1,019	$1,100
Research and development	23	8	8	8	7	8	7	8
Sales and marketing	1,124	321	228	70	72	72	146	171
General and administrative	11	12	11	—	—	—	—	—
Total amortization of intangible assets	$2,071	$909	$660	$404	$412	$413	$1,172	$1,279

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Consolidated Statements of Operations Data:
Revenue:
Subscription	96%	97%	97%	92%	96%	96%	95%	95%
Hardware and services	4	3	3	8	4	4	5	5
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	25	26	26	25	24	26	28	29
Hardware and services	6	4	4	4	5	4	4	5
Total cost of revenue	31	30	30	29	29	30	32	34
Gross profit	69	70	70	71	71	70	68	66
Operating expense:
Research and development	27	24	24	25	23	23	24	24
Sales and marketing	54	50	51	52	54	52	52	50
General and administrative	15	17	12	13	13	12	11	11
Total operating expense	96	91	87	90	90	87	87	85
Operating loss	(27)	(21)	(17)	(19)	(19)	(17)	(19)	(19)
Interest (expense) income, net	(2)	—	—	—	—	—	—	—
Other income (expense), net	—	1	—	(1)	—	—	(1)	—
Loss before (provision for) benefit from income taxes	(29)	(20)	(17)	(20)	(19)	(17)	(20)	(19)
(Provision for) benefit from income taxes	(1)	(1)	11	—	—	—	(1)	—
Net loss	(30)%	(21)%	(6)%	(20)%	(19)%	(17)%	(21)%	(19)%

Liquidity and Capital Resources

During our initial public offering, in April and May 2012, we raised net proceeds of $68.3 million including proceeds from the underwriters' partial exercise of their over-allotment option. Prior to that, we have historically relied principally on sales of our preferred stock to fund our operating activities. To date, we have raised $92.8 million from the sale of preferred stock.

In December 2013, we issued total aggregate principle amount of $201.3 million of 1.25% convertible senior notes (the "Notes") for net proceeds of $195.4 million after $5.8 million of discount and issuance costs. The Notes bear interest at 1.25% per year, and are payable in arrears every June 15 and December 15, beginning on June 15, 2014. They mature on December 15, 2018 and will be subject to redemption, conversion or repurchase based on certain terms and conditions prior to the maturity date, with the conversion rate subject to change depending on various factors. The Notes are initially convertible into 25.6271 shares of our stock per $1,000 principle amount of notes which equates to approximately 5.2 million shares of common stock, or a conversion price of $39.02 per share of common stock. The conversion rate at the time of redemption, conversion or repurchase will be dependent on certain factors as stated in the Offering Memorandum of the Notes. We intend to use the proceeds from the Notes for working capital and general corporate purposes, including the funding of future potential acquisitions, although none has been identified as of the filing of this Annual Report on Form 10-K.

We have also utilized equipment lines to fund capital purchases. Most recently, we entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of December 31, 2013, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at December 31, 2013 were $2.3 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness. As of December 31, 2013, as a result of the issuance of the Notes, we were not in compliance with the covenant which Silicon Valley Bank waived. Subsequently, we amended the loan agreement with Silicon Valley Bank to exclude the impact of the Notes on the covenant.
We plan to grow our customer base by continuing to emphasize investments in sales and marketing to add new customers, expand our customers’ use of our platform, and maintain high renewal rates. We also expect to incur additional cost of subscription revenue in accordance with the resulting growth in our customer base. We believe that the combination of our ongoing improvements in gross margins, the benefits of lower sales and marketing costs associated with our renewal activity, and the fact that our contracts are structured to bill our customers in advance should enable us to improve our cash flow from operations as we grow. Based on our current level of operations and anticipated growth, both of which are expected to be consistent with recent quarters, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our solutions. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We have invested, and plan to continue investing in acquiring complementary business, applications and technologies, and may continue to make such investments in the future, any of which could also require us to seek equity or debt financing in addition to our Notes. Additional funds may not be available on terms favorable to us or at all.
Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$12,624	$6,836	$(168)
Net cash used in investing activities	(9,968)	(50,735)	(7,353)
Net cash provided by financing activities	201,876	73,386	5,201

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

We generated $12.6 million of cash in operating activities in 2013. The generation of cash was the result of a net loss of $27.5 million, offset by non-cash expenditures of $19.7 million, which included depreciation, amortization, provision for allowance of bad debt, stock-based compensation expense, deferred income taxes and the accretion of the debt discount and amortization of debt issuance costs related to the Notes. These non-cash expenditures increased due to capital expenditure, headcount growth and the issuance of the Notes primarily related to continued investment in our business. Cash used in operations was further offset by an increase in deferred revenue of $22.6 million due to sales growth and the acquisitions. The remaining use of funds was due to the net change in working capital items, most notably an increase in accounts receivable of $4.5 million due to strong sales growth, an increase of $0.3 million in noncurrent assets, primarily related to the debt issuance costs on the Notes, and an increase in accounts payable and accrued liabilities of $0.9 million and $1.9 million, respectively, related to timing of compensation and employee stock purchase plan contribution.

We generated $6.8 million of cash in operating activities in 2012. The generation of cash was the result of a net loss of $20.4 million, offset by non-cash expenditures of $15.6 million, which primarily included depreciation, amortization, provision for allowance of bad debt and stock-based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash used in operations was further offset by an increase in deferred revenue of $10.6 million due to sales growth and a decrease in deferred product costs of $1.3 million. The remaining use of funds was due to the net change in working capital items, most notably an increase in accounts receivable of $2.4 million due to strong sales growth, an increase of $0.9 million in prepaid expenses and other current assets, and an increase in accrued liabilities of $3.5 million related to timing of compensation, employee stock purchase plan contribution and increase in tax liability.

We used $0.2 million of cash in operating activities in 2011. This use of cash was the result of a net loss of $20.1 million, offset by non-cash expenditures of $12.4 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenditures increased due to capital expenditure and headcount growth, primarily related to continued investment in our business. Cash used in operations was further offset by an increase in deferred revenue of $7.1 million due to sales growth and a decrease in deferred product costs of $2.8 million. The remaining use of funds was due to the net change in working capital items, most notably an increase in accounts receivable of $2.7 million due to strong sales efforts during the last quarter of the fiscal year, an increase of $0.8 million in prepaid expenses and other current assets, and an increase in accrued liabilities of $0.7 million related to timing of compensation and capital expenditures.

Net Cash Flows Provided by (Used in) Investing Activities

Our primary investing activities consisted of acquisitions of businesses, capital expenditures in support of expanding our infrastructure and workforce and the purchase and sale of short-term investments. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We may also target other companies for acquisition, however, there are none currently pending.

We used $10.0 million of cash in investing activities during 2013. This was primarily due to the five acquisitions totaling $41.0 million and purchases of short-term investments of $20.4 million. In addition, we used $7.7 million to purchase equipment for infrastructure expansion and daily operations. These uses of cash were partially offset by net proceeds of $59.0 million from the sales and maturities of short-term investments.

We used $50.7 million of cash in investing activities during 2012. This was primarily due to purchases of short-term investments of $60.1 million with proceeds generated from our initial public offering, offset by net proceeds of $15.3 million from sales and maturities of short-term investments. In addition, we used $5.9 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture.

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

Net Cash Flows Provided by (Used in) Financing Activities

Cash provided by financing activities in 2013 was $201.9 million. This was primarily related to proceeds of $195.6 million from the issuance of the Notes in December 2013 which were net of payments totaling $5.6 million in discount and issuance costs on the Notes. Additionally, contributions included $16.4 million of proceeds from the exercise of stock options, partially offset by $10.0 million in payments of our equipment financing loans and debt assumed from the acquisitions.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding leases for our office space and third-party data centers as well as equipment leases and loans for certain computer and office equipment. The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payment Due By Period
	Total (7)	Less Than 1 Year	1-3 Years	3-5 Years
Convertible senior notes(1)	$201,250	$—	$—	$201,250
Interest payments(2)	12,611	2,653	5,031	4,927
Debt obligations(3)	2,326	1,642	684	—
Interest expense payments(4)	80	72	8	—
Capital and operating lease obligations(5)	3,729	1,562	1,668	499
Purchase obligations(6)	3,678	3,061	617	—
Total	$223,674	$8,990	$8,008	$206,676
_______________________________________________________________________________

(1)	Represents the 1.25% convertible senior notes issued in December 2013. See Note 8, "Convertible Senior Notes" for further information.

(2)	Represents interest payments on the 1.25% senior convertible notes issued in December 2013.

(3)	Represents our outstanding debt under our equipment loan.

(4)	Represents interest payments on our outstanding debt under our equipment loan, including the loan and equipment agreement commencing April 2011.

(5)	Consists of capital leases and contractual obligations under operating leases for office space.

(6)	Consists of purchase obligations for servers and similar equipment to support our third-party data centers.

(7)
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $0.7 million of such non-current liabilities included in deferred and other tax liabilities recorded on our Consolidated Balance Sheets as of December 31, 2013.

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

As of December 31, 2013, the amount of cash and cash equivalents held by our foreign subsidiaries was $21.3 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.8 million. We have only provided $0.2 million for these taxes in accordance with ASC 740-30-25, as it is our intention that the majority of these funds are indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of December 31, 2013, we had cash, cash equivalents, and short-term investments of $251.8 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2013, we had an outstanding balance of $201.3 million aggregate principle amount of the Notes, which has a fixed interest rate of 1.25%, and other outstanding borrowings with principal amounts of $2.3 million, which has a fixed interest rate of 4.5%. We carry these instruments at face value, less relative fair value of conversion option allocated to equity and unamortized discounts, on our Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates as interest rate changes and, in the case of the Notes, when the market price of our common stock fluctuates.

Foreign Currency Risk

Our sales to international customers are generally U.S. dollar-denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the Consolidated Statements of Operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction gain (losses) included in determining net loss were $(0.2) million for both 2013 and 2012, and less than $0.1 million for 2011. Transaction gains and losses are included in other income (expense), net.

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

Our significant accounting policies, including those considered to be critical accounting policies, are summarized in “Note 1 - The Company and Summary of Significant Accounting Policies” to the accompanying Consolidated Financial Statements in this report. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition and deferred revenue;

•	Stock-based compensation;

•	Allowance for doubtful accounts;

•	Business combinations;

•	Goodwill and intangible assets - impairment assessments

•	Impairment of long lived assets; and

•	Income taxes.

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

We assess collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2013, we have not experienced any significant credit losses.

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718, which requires non-public companies that used the minimum value method under ASC 718 for either recognition or pro forma disclosures to apply ASC 718 using the prospective-transition method. In accordance with ASC 718, we recognize the compensation cost of employee stock-based awards granted subsequent to December 31, 2005 in the Consolidated Statements of Operations using the straight-line method over the vesting period of the award.

The following table set for the stock-based compensation expense included in the related consolidated financial statement line items:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of subscription revenue	$1,007	$657	$366
Cost of hardware and services revenue	196	70	29
Research and development	3,608	1,869	1,247
Sales and marketing	4,270	3,103	1,976
General and administrative	3,002	1,622	930

We estimated the fair value of each option granted using the Black-Scholes option pricing model using the following assumptions for the periods presented in the table below:

	Year Ended December 31,
	2013	2012	2011
Expected life (in years)	5.31 - 6.08	5.50 - 6.08	5.85 - 6.08
Volatility	57% - 61%	59% - 60%	59% - 61%
Risk-free interest rate	0.9% - 1.8%	0.9% - 1.2%	1.2% - 2.5%
Estimated dividend yield	0	0	0

As of each stock option grant date, we considered the fair value of the underlying common stock, determined as described below, in order to establish the options exercise price.

As our common stock has been publicly traded less than two years, and therefore a lack of company-specific historical and implied volatility data, we have determined the share price volatility for options granted based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. We analyzed a population of possible comparable companies and selected those for our peer group that we considered to be the most comparable to us in terms of industry business model, revenue, growth and gross profit margins. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation.

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

Prior to our IPO, we have historically granted stock options at exercise prices no less than the fair market value as determined by our board of directors, who used a number of factors, with input from management and a third-party valuation firm.

For our valuations, we calculated the enterprise value by applying both the market approach and the income approach. In the market approach, the valuations and outcomes of comparable peer companies in the public market were reviewed. The income approach consisted of a discounted cash flow analysis. The methodology we used derived equity values utilizing a probability-weighted expected return method. Under this approach, the value of our common stock was estimated based upon an analysis of values for our common stock assuming the following various possible future events for the company, including initial public offering, strategic merger or sale, remaining a private company, and dissolution of the business with no resulting value to common stockholders.

Allowance for Doubtful Accounts

We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history; in addition, we perform periodic evaluations of our customers' financial condition. Credit losses historically have not been material, which is directly attributable to our subscription-based services model, enabling us to immediately discontinue the availability of the services in question in the event of non-payment. Through December 31, 2013, we have not experienced any significant credit losses.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from our revenue streams;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.

If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our Consolidated Statements of Operations and could have a material impact on our results of operations and financial position.

Goodwill, Intangible Assets and Other Long-Lived Assets - Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. For the purposes of impairment testing, we have determined that we have one reporting unit. We perform the two-step impairment test, whereby we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. No impairment has been noted to date.

We periodically review the carrying amounts of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of such assets (or asset group) to the future undiscounted cashflow we expect the assets (or asset group) to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that an impairment may exist.

Each period we evaluate the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. Assumptions and estimates about remaining useful lives of our intangible and other long-lived assets are subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges to date.

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

We have elected to use the "with and without" approach as described in ASC 740-20, Intraperiod Tax Allocation, in determining the order in which tax attributes are utilized. As a result, we will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the impact of stock-based awards on other tax attributes, such as the research tax credit, through the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, "Income Taxes", a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance but does not believe it will have a material impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on Item 15 of this Annual Report on Form 10-K, and in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2013. Based on their evaluation, as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

We acquired Armorize Technologies, Inc. and Sendmail, Inc. in September 2013 and October 2013, respectively. We have excluded these entities, which were business combinations, from our evaluation of internal control over financial reporting as of December 31, 2013. These two companies are wholly-owned subsidiaries whose combined total assets and total revenue represented 2% and 3%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated into this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Proofpoint, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Armorize Technologies, Inc. and Sendmail, Inc. from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Company in purchase business combinations during 2013. We have also excluded Armorize Technologies, Inc. and Sendmail, Inc. from our audit of internal control over financial reporting. Armorize Technologies, Inc. and Sendmail, Inc. are wholly-owned subsidiaries whose combined total assets and total revenues represent 2% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 14, 2014

Proofpoint, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	At December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$243,786	$39,254
Short-term investments	8,015	47,263
Accounts receivable, net of allowance for doubtful accounts of $276 and $187 at December 31, 2013 and 2012, respectively	26,221	18,115
Inventory	860	567
Deferred product costs, current	1,004	1,184
Prepaid expenses and other current assets	7,963	3,491
Total current assets	287,849	109,874
Property and equipment, net	11,221	8,560
Deferred product costs, noncurrent	357	326
Goodwill	63,764	18,557
Intangible assets, net	22,976	2,913
Other noncurrent assets	4,392	211
Total assets	$390,559	$140,441
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,281	$2,496
Accrued liabilities	19,260	12,078
Notes payable and lease obligations, current	1,655	1,658
Deferred rent, current	297	462
Deferred revenue, current	89,450	62,642
Total current liabilities	117,943	79,336
Convertible senior notes	152,928	—
Notes payable and lease obligations, noncurrent	695	2,354
Other long-term liabilities, noncurrent	7,300	726
Deferred revenue, noncurrent	34,533	24,217
Total liabilities	313,399	106,633
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value—200,000 shares authorized at December 31, 2013 and 2012; 36,140 and 33,044 shares outstanding at December 31, 2013 and 2012, respectively	4	3
Additional paid-in capital	287,165	216,280
Accumulated other comprehensive income	—	3
Accumulated deficit	(210,009)	(182,478)
Total stockholders' equity	77,160	33,808
Total liabilities and stockholders' equity	$390,559	$140,441

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Subscription	$132,062	$101,470	$73,896
Hardware and services	5,869	4,825	7,942
Total revenue	137,931	106,295	81,838
Cost of revenue:(1)(2)
Subscription	35,438	28,246	24,193
Hardware and services	6,124	4,867	5,537
Total cost of revenue	41,562	33,113	29,730
Gross profit	96,369	73,182	52,108
Operating expense:(1)(2)
Research and development	34,449	24,827	19,779
Sales and marketing	71,781	55,239	42,676
General and administrative	19,622	12,693	9,237
Total operating expense	125,852	92,759	71,692
Operating loss	(29,483)	(19,577)	(19,584)
Interest expense, net	(641)	(108)	(300)
Other (expense) income, net	(215)	(154)	113
Loss before benefit from (provision for) income taxes	(30,339)	(19,839)	(19,771)
Benefit from (provision for) income taxes	2,808	(521)	(370)
Net loss	$(27,531)	$(20,360)	$(20,141)
Net loss per share, basic and diluted	$(0.79)	$(0.85)	$(5.03)
Weighted average shares outstanding, basic and diluted	34,874	24,056	4,005

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$1,007	$657	$366
Cost of hardware and services revenue	196	70	29
Research and development	3,608	1,869	1,247
Sales and marketing	4,270	3,103	1,976
General and administrative	3,002	1,622	930
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$2,220	$2,785	$3,772
Research and development	47	30	1
Sales and marketing	1,743	461	769
General and administrative	34	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(27,531)	$(20,360)	$(20,141)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments, net	(3)	6	(3)
Comprehensive loss	$(27,534)	$(20,354)	$(20,144)

See accompanying Notes to the Consolidated Financial Statements.

Proofpoint, Inc.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	38,893	$109,820	3,829	$1	$13,575	$—	$(141,977)	$(128,401)
Net loss	—	—	—	—	—	—	(20,141)	(20,141)
Unrealized loss on short-term investments	—	—	—	—	—	(3)	—	(3)
Issuance of Series B preferred stock upon net exercise of warrants	49	91	—	—	—	—	—	—
Issuance of common stock as part of the consideration for acquisitions	—	—	677	—	5,406	—	—	5,406
Fair value of vested restricted stock units assumed in connection with acquisition	—	—	—	—	58	—	—	58
Stock-based compensation expense	—	—	—	—	4,548	—	—	4,548
Stock options exercised	—	—	456	—	1,178	—	—	1,178
Repurchase of stock options	—	—	(1)	—	(4)	—	—	(4)
Vesting of early exercise options	—	—		—	12	—	—	12
Balances at December 31, 2011	38,942	109,911	4,961	1	24,773	(3)	(162,118)	(137,347)
Net loss	—	—	—	—	—	—	(20,360)	(20,360)
Unrealized gain on short-term investments	—	—	—	—	—	6	—	6
Issuance of common stock in April 2012 initial public offering at $13.00 per share, net of issuance costs of $7,879	—	—	5,860	1	68,294	—	—	68,295
Conversion of preferred stock into shares of common stock	(38,942)	(109,911)	19,567	1	109,910	—	—	109,911
Stock-based compensation expense	—	—	—	—	7,321	—	—	7,321
Stock options exercised	—	—	2,543	—	4,946	—	—	4,946
Issuance of common stock in connection with vested restricted stock units assumed with acquisition	—	—	21	—	—	—	—	—
Restricted stock withholding taxes net-settlement	—	—	(7)	—	(83)	—	—	(83)
Issuance of common stock under employee stock purchase plan	—	—	99	—	1,093	—	—	1,093
Vesting of early exercise options	—	—	—	—	26	—	—	26
Balances at December 31, 2012	—	—	33,044	3	216,280	3	(182,478)	33,808
Net loss	—	—	—	—	—	—	(27,531)	(27,531)
Unrealized loss on short-term investments	—	—	—	—	—	(3)	—	(3)
Equity component of the convertible senior notes, net	—	—	—	—	43,293	—	—	43,293
Stock-based compensation expense	—	—	—	—	11,231	—	—	11,231
Stock options exercised	—	—	2,879	1	13,509	—	—	13,510
Issuance of common stock under employee stock purchase plan	—	—	217	—	2,839	—	—	2,839
Vesting of early exercise options	—	—	—	—	13	—	—	13
Balances at December 31, 2013	—	$—	36,140	$4	$287,165	$—	$(210,009)	$77,160

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(27,531)	$(20,360)	$(20,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	9,967	7,710	7,684
Loss on disposal of property and equipment	2	—	—
Accretion of discounts on investments	575	520	—
Provision for allowance for doubtful accounts	40	54	8
Stock-based compensation	12,083	7,321	4,548
Deferred income taxes	(3,458)	—	—
Change in fair value of warrant liability	—	—	(66)
Change in fair value of contingent earn-outs	9	—	208
Amortization of debt issuance costs and accretion of debt discount	489	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,500)	(2,380)	(2,702)
Inventory	(223)	162	(144)
Deferred products costs	149	1,280	2,779
Prepaid expenses and other current assets	388	(934)	(778)
Noncurrent assets	(316)	97	168
Accounts payable	931	(683)	300
Accrued liabilities	1,883	3,485	722
Earn-out payment	(1)	—	(285)
Deferred rent	(438)	(55)	447
Deferred revenue	22,575	10,619	7,084
Net cash provided by (used in) operating activities	12,624	6,836	(168)
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	59,046	15,264	2,791
Purchase of short-term investments	(20,376)	(60,095)	(5,080)
Purchase of property and equipment, net	(7,666)	(5,904)	(4,930)
Acquisitions of business, net of cash acquired	(40,972)	—	(134)
Net cash used in investing activities	(9,968)	(50,735)	(7,353)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	16,367	6,060	1,199
Proceeds from initial public offering, net of offering costs	—	68,295	—
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	195,641	—	—
Proceeds from equipment financing loans	—	—	4,925
Repayments of notes payable and loans	(10,033)	(969)	(208)
Payment of contingent earn-outs	(99)	—	(715)
Net cash provided by financing activities	201,876	73,386	5,201
Net increase (decrease) in cash and cash equivalents	204,532	29,487	(2,320)
Cash and cash equivalents
Beginning of period	39,254	9,767	12,087
End of period	$243,786	$39,254	$9,767
Supplemental disclosures of cash flow information
Cash paid for interest	$148	$49	$97
Cash paid for taxes	385	370	210
Supplemental disclosure of noncash investing and financing activities
Common stock issued in connection with acquisition	$—	$—	$5,406
Fair value of vested restricted stock units assumed in connection with acquisition	—	—	58
Issuance of Series B preferred stock upon net exercise of warrants	—	—	91
Unpaid deferred offering costs	195	—	967
Unpaid purchases of property and equipment	1,039	659	931

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

In 2013 and 2011, the Company made a number of acquisitions which are more fully described in Note 2, "Acquisitions". The Consolidated Financial Statements include the results of operations from these business combinations from their date of acquisition.
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
Foreign Currency Remeasurement and Transactions

The Company's sales to international customers are generally U.S. dollar-denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for the Company's wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the Consolidated Statements of Operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gain (losses) included in determining net loss were $(180), $(157) and $8 for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid instruments purchased with an original maturity date of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and certain types of commercial

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

paper. Cash and cash equivalents were $243,786 and $39,254 at December 31, 2013 and 2012, respectively. Short-term investments consist of readily marketable securities with maturity dates within three months from the date of purchase and include certain types of commercial paper, corporate bonds, debt securities and certificates of deposit. Short-term investments were $8,015 and $47,263 at December 31, 2013 and 2012, respectively, and all were classified as available-for-sale and were carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in other (expense) income, net. Fair value is estimated based on available market information. The cost of securities sold is based on the specific identification method.
Inventories

Inventories are stated at lower of cost or market value, with costs computed on a first-in, first-out basis. Cost is determined using standard costs which approximate actual costs. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.
Inventories held at December 31, 2013 and 2012 consist primarily of finished goods.

Revenue Recognition

The Company derives its revenue primarily from two sources: (1) subscription revenue for rights related to the use of the security-as-a-service platform and (2) hardware, training and professional services revenue provided to customers related to their use of the platform. Subscription revenue is derived from a subscription‑based enterprise licensing model with contract terms typically ranging from one to three years, and consists of (i) subscription fees from the licensing of the security-as-a-service platform, (ii) subscription fees for access to the on-demand elements of the platform and (iii) subscription fees for the right to access the Company’s customer support services.

The Company applies the provision of ASC 985-605, “Software Revenue Recognition” and related interpretations, to all transactions involving the licensing of software, as well as related support, training, and other professional services. ASC 985-605 requires revenue earned on software arrangements involving multiple elements such as software license, support, training and other professional services to be allocated to each element based on the relative fair values of these elements. The fair value of an element must be based on vendor‑specific objective evidence (“VSOE”) of fair value. VSOE of fair value of each element is based on the price charged when the element is sold separately. Revenue is recognized when all of the following criteria are met as set forth in ASC 985-605:

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
In the Consolidated Statements of Operations, revenue is categorized as "subscription" and "hardware and services." Although the Company is unable to separate its multiple elements under the applicable revenue recognition guidance since it does not have sufficient VSOE of fair value for revenue recognition purposes, the Company has used a systematic and rational estimate to classify revenue between subscription and hardware and services. For presentation purposes only, the Company allocates revenue to hardware and services based upon management's best estimate of fair value of such deliverables using a cost plus model. The remaining consideration of the arrangement is then allocated to subscription revenue. Management

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

believes that this methodology provides a reasonable basis to allocate revenue between "subscription" and "hardware and services" for presentation purposes.
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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2013, the Company has not experienced significant credit losses.
Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.

Deferred Product Costs

Deferred product costs are the incremental costs that are directly associated with each noncancellable customer contract or hosting agreement and primarily consist of cost of appliances and royalty payments made to third parties, from whom the Company has obtained licenses to integrate certain software into its products. The costs are deferred and amortized over the noncancellable term of the related customer contract or hosting agreement, which typically range from 12 to 36 months.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the asset or improvement. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in other (expense) income, net.

Impairment of Intangible Assets and Other Long-Lived Assets

In accordance with ASC 360, "Property, Plant, and Equipment," the Company evaluates long-lived assets, such as property and equipment, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of such assets (or asset group) to the future undiscounted cash flows the assets (or asset group) is expected to generate. If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. The Company also evaluates the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. No assets were determined to be impaired to date.

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any significant advertising and promotion expenses during the years ended December 31, 2013, 2012 and 2011.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, "Intangibles—Goodwill and Other" and performs an annual goodwill impairment test during the fourth quarter of the Company's fiscal year and more frequently if an event or circumstances indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment was identified by the Company as of December 31, 2013.

Intangible assets consist of developed technology, vendor relationships and customer relationships. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	3	7
Customer relationships	2	4
Non-compete agreements	2	4
Tradenames and trademarks	1	5

Warranty

The Company provides limited warranties on all sales and provides for the estimated cost of the warranties at the date of sale, to the extent not already provided by its own vendors. The estimated cost of warranties has not been material to date.

Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the difference between the Consolidated Financial Statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be reversed.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

The Company has elected to use the "with and without" approach as described in ASC 740-20, "Intraperiod Tax Allocation" in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the impact of stock-based awards on other tax attributes, such as the research tax credit, through the Consolidated Statements of Operations.

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.

Employee Benefit Plans

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

Stock-based compensation expense recognized is shown in the operating activities section of the Consolidated Statements of Cash Flows. In addition, ASC 718 requires the cash flows resulting from the tax benefits due to tax deductions on stock option exercises in excess of the stock-based compensation expense recognized (excess tax benefits) to be classified in the financing activities section of the Consolidated Statements of Cash Flows. During the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any excess tax benefits.

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive income (loss) consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. Total comprehensive loss has been presented in the Consolidated Statements of Comprehensive Loss. During the year ended December 31, 2013, the Company adopted ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires filers to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net loss. The Company had no significant reclassifications out of accumulated other comprehensive income into net loss for the years ended December 31, 2013, 2012 and 2011.
Recent Accounting Policies
In July 2013, the FASB issued ASU 2013-11, "Income Taxes", a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance but does not believe it will have a material impact.

2. Acquisitions

In 2013, the Company entered into agreements to acquire five companies (collectively, the "Acquisitions"). Additionally, there were two other acquisitions in 2011 by the Company. Each acquisition was accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company were

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill is not deductible for tax purposes.

Sendmail, Inc.

On October 1, 2013 (the "Sendmail Acquisition Date"), pursuant to the terms of an Agreement and Plan of Merger, a wholly-owned subsidiary of the Company merged with and into Sendmail, Inc. ("Sendmail"), with Sendmail surviving as a wholly-owned subsidiary of the Company. Formerly based in Emeryville, California, Sendmail is a leading provider of messaging infrastructure solutions to enterprises whose solutions ensure global email connectivity, routing and message delivery between people, systems and applications located on-premise, in-cloud or on mobile devices. The acquisition of Sendmail allows the Company access to its Sentrion Email Platform business, customers, core engineering and professional teams which have demonstrated a sustained level of expertise in messaging infrastructure.

During the quarter ended December 31, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the Sendmail Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the Consolidated Financial Statements since the Sendmail Acquisition Date. The Company recorded $2,975 in revenue from Sendmail for the year ended December 31, 2013.

At the Sendmail Acquisition Date, the Company paid $12,463 in cash consideration, net of cash acquired of $1,117. Of the cash consideration paid, $3,422 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Annual Report on Form 10-K. As part of the acquisition, the Company assumed and paid off $7,933 in long-term debt on the Sendmail Acquisition Date. The Company incurred $1,877 in acquisition-related costs which were recorded in operating expenses for the year ended December 31, 2013.

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$5,202	N/A
Liabilities assumed	(5,398)	N/A
Deferred revenue assumed	(14,549)	N/A
Long-term debt assumed	(7,933)	N/A
Trade name	400	5
Customer relationships	8,000	3
Patents	300	5
Core/developed technology	3,000	3
Goodwill	24,558	Indefinite
	$13,580

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

During the quarter ended September 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the Armorize Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the Consolidated Financial Statements since the Armorize Acquisition Date. The Company recorded $781 in revenue from Armorize for the year ended December 31, 2013.

At the Armorize Acquisition Date, the Company paid $24,215 in cash consideration, net of cash acquired of $1,746. Of the cash consideration paid, $3,750 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $747 in acquisition-related costs which were recorded in operating expenses for the year ended December 31, 2013.

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

During the quarter ended September 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities at the Abaca Technology Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the Consolidated Financial Statements since the Abaca Technology Acquisition Date. The Company recorded $311 in revenue from Abaca Technology for the year ended December 31, 2013.

At the Abaca Technology Acquisition Date, the Company paid $23 in cash consideration, net of cash acquired of $3. The purchase consideration included an additional amount of $1,520 which was held back to secure contingent liabilities related to indemnification obligations. The initial fair values of the contingent liabilities of $1,397 were recorded in other long-term liabilities in the Consolidated Balance Sheets. The indemnification obligations have not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $218 in acquisition-related costs which were recorded in operating expenses for the year ended December 31, 2013.

Fair value of acquired assets and liabilities assumed

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

During the quarter ended September 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the eDynamics Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the Consolidated Financial Statements since the eDynamics Acquisition Date. Revenue from eDynamics was immaterial for the year ended December 31, 2013.

At the eDynamics Acquisition Date, the Company paid $500 in cash consideration. The Company also agreed to pay earn-out consideration ("Acquisition-related contingent earn-out liability") of up to $600 through April 2014, such liability being contingent upon the achievement of specified product development milestones. The initial fair value of the contingent earn-out liability of $586 was recorded as part of the purchase consideration. The purchase consideration also included an additional amount of $100, which was held back to secure any claims that may arise in the 12-month period after the eDynamics Acquisition Date. The initial fair value of such amount withheld of $72 as well as the Acquisition-related contingent earn-out liability were recorded in accrued liabilities on the Consolidated Balance Sheets. The Company paid $100 of the contingent earn-out liability during the year ended December 31, 2013. The Company incurred $6 in acquisition-related costs which were recorded in operating expenses for the year ended December 31, 2013.

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

During the quarter ended June 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the Mail Distiller Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the Consolidated Financial Statements since the Mail Distiller Acquisition Date. The Company recognized $216 in revenue from Mail Distiller for the year ended December 31, 2013.

At the Mail Distiller Acquisition Date, the Company paid $3,771 in cash consideration, net of cash acquired of $60. The purchase consideration included an additional amount of $669 held back to secure indemnification obligations, which was recorded in accrued liabilities on the Consolidated Balance Sheets. The indemnification obligations have not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $258 in acquisition-related costs which were recorded in operating expenses for the year ended December 31, 2013.

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
	$4,500

NextPage, Inc.

On December 23, 2011, the Company acquired NextPage, Inc. ("NextPage"), a Delaware corporation, for a combination of common stock, restricted stock units and cash for a value totaling $5,465.    NextPage contributed to the Company's file archiving and governance capabilities and was incorporated into its Enterprise Governance solution.

Spam and Open Relay Blocking System (“SORBS”)
On June 30, 2011, the Company completed an asset purchase from GFI Software Ltd., a British Virgin Islands corporation (the "SORBS Agreement"). Under the terms of the SORBS agreement, the Company paid cash considerations of $200 for intellectual property and fixed assets
Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2013 and 2012 as if all the Acquisitions completed during 2013 had been completed on January 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the Acquisitions such as amortization expense from revenue, acquired intangible assets and acquisition-related transaction costs. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Acquisitions. Accordingly, these unaudited pro formas results are presented for informational purposes only and

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Twelve Months Ended December 31,
	2013	2012
Total revenue	$165,787	$150,934
Net loss	(37,000)	(28,229)
Basic and diluted net loss per share	$(1.06)	$(1.17)

The unaudited pro forma financial information includes non-recurring acquisition-related transaction costs of $3,107 for the year ended December 31, 2012.

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

During the years ended December 31, 2013 and 2012, one customer accounted for 14% of total revenue. No single customer accounted for more than 10% of total revenue in the year ended December 31, 2011.

At December 31, 2013, there were no customers that accounted for more than 10% of total accounts receivable. At December 31, 2012, one customer accounted for 10% of total accounts receivable.

At December 31, 2013 and 2012, one vendor accounted for 16% and 22%, respectively, of total accounts payable. No other vendors accounted for more than 10% of total accounts payable.

4. Balance Sheet Components

Allowance for doubtful accounts activity and balances are presented below:

	Balance at Beginning of Period	Additions to Costs and Expenses	Write Offs	Balance at End of Period
Year ended December 31, 2011	$257	$8	$(32)	$233
Year ended December 31, 2012	233	54	(100)	187
Year ended December 31, 2013	$187	$91	$(2)	$276

Additions during the year ended December 31, 2013 includes allowance for doubtful accounts activity from the Acquisitions.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Property and equipment at December 31, 2013 and 2012, consist of the following:

	Useful Life (in years)	December 31,
		2013	2012
Computer equipment	2 to 3	$31,305	$22,204
Software	2	1,782	1,712
Furniture	5	76	76
Office equipment	2 to 5	397	347
Leasehold improvements	5 years or shorter of the lease term	1,298	1,217
Other	2	59	54
Construction in progress		339	1,158
		35,256	26,768
Less: Accumulated depreciation and amortization		(24,035)	(18,208)
		$11,221	$8,560

Property and equipment acquired under capital leases:

	December 31,
	2013	2012
Computer equipment	$346	$341
Less: Accumulated depreciation	(317)	(269)
	$29	$72

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was approximately $5,923, $4,434, and $3,142, respectively. This included depreciation expense for assets under capital leases of $48, $42 and $151 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company capitalized software development costs of $400 for the year ended December 31, 2011. Amortization of capitalized software development costs was approximately $159, $200 and $41 for the years ended December 31, 2013, 2012 and 2011, respectively. Capitalized software development costs were fully amortized as of December 31, 2013.

Accrued liabilities at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Accrued compensation	$8,886	$7,125
Customer deposits	2,098	102
Accrued royalties	766	262
Other	7,510	4,589
	$19,260	$12,078

5. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	December 31,
	2013	2012
Opening balance	$18,557	$18,557
Add: Goodwill from acquisitions	45,207	—
Closing balance	$63,764	$18,557

The goodwill balance as of December 31, 2013 was the result of the acquisitions of Fortiva, Sigaba, EDN, SORBS, NextPage and the Acquisitions completed during the year ended December 31, 2013 (see Note 2, "Acquisitions").

Intangible Assets

Intangible assets excluding goodwill, consisted of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,468	$(17,383)	$12,085	$17,641	$(15,163)	$2,478
Customer relationships	13,282	(3,726)	9,556	2,408	(2,109)	299
Non-compete	804	(170)	634	106	(27)	79
Trademark and patents	806	(105)	701	98	(41)	57
	$44,360	$(21,384)	$22,976	$20,253	$(17,340)	$2,913

Amortization expense of intangibles totaled $4,044, $3,276 and $4,542 during the years ended December 31, 2013, 2012 and 2011, respectively.

Future estimated amortization costs of intangible assets as of December 31, 2013 are presented below:

Year Ended December 31,
2014	$7,858
2015	7,100
2016	4,767
2017	1,622
2018	1,175
Thereafter	454
$22,976

6. Fair Value Measurements and Investments

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

The Company’s Level 2 assets and liabilities generally consist of corporate bonds and agency debt securities, commercial paper, certificates of deposit and convertible senior notes.

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

In connection with the acquisition of eDynamics, a liability was recognized on the eDynamics Acquisition Date for the estimate of the fair value of the Company's contingent earn-out payments related to eDynamics. The Company determined the fair value of the Acquisition-related contingent earn-out liability based on the probability-based attainment of product development milestones. Any changes to the variables and assumptions could significantly impact the estimated fair values recorded for the liability, resulting in significant charges to the Consolidated Statements of Operations. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements, which reflect the Company's own assumptions concerning achievement of the product development milestones of eDynamics, in measuring the fair value of the Acquisition-related contingent earn-out liability.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2013 and 2012 and the classification by level of input within the fair value hierarchy:

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$215,094	$215,094	$—	$—
Short-term investments:
Corporate debt securities	6,015	—	6,015	—
Certificates of deposit	2,000	—	2,000	—
Total financial assets	$223,109	$215,094	$8,015	$—

Liabilities
Acquisition-related contingent earn-out liability	$495	$—	$—	$495

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$26,485	$26,485	$—	$—
Commercial paper	1,020	1,020	—	—
Short-term investments:
Corporate debt securities	29,267	—	29,267	—
Commercial paper	15,988	—	15,988	—
Certificates of deposit	2,008	—	2,008	—
Total financial assets	$74,768	$27,505	$47,263	$—

Based on quoted market prices as of December 31, 2013, the fair value of the Notes was approximately $216,306, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$—
Additions during the period	586
Payments during the period	(100)
Adjustments to fair value during the period recorded in General and Administrative expenses	9
Balance at December 31, 2013	$495
The carrying amounts of the Company's cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company's credit risk, the carrying value of the notes payable approximates their fair values using Level 2 inputs.

Investments
The cost and fair value of the Company’s cash and available-for-sale investments as of December 31, 2013 and 2012 were as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$28,692	$—	$—	$28,692
Money market funds	215,094	—	—	215,094
Total	$243,786	$—	$—	$243,786

Short-term investments:
Corporate debt securities	$6,015	$—	$—	$6,015
Certificates of deposit	2,000	—	—	2,000
Total	$8,015	$—	$—	$8,015

	December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$11,749	$—	$—	$11,749
Money market funds	26,485	—	—	26,485
Commercial paper	1,020	—	—	1,020
Total	$39,254	$—	$—	$39,254

Short-term investments:
Corporate debt securities	$29,266	$4	$(3)	$29,267
Commercial paper	15,987	1	—	15,988
Certificate of deposit	2,007	1	—	2,008
Total	$47,260	$6	$(3)	$47,263
As of December 31, 2013 and 2012, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

7. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through January 2019.

Rent expense was $1,774, $1,520 and $1,471 for the years ended December 31, 2013, 2012 and 2011, respectively.

Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. The leases bear an annual interest rate of 4.50% and are secured by fixed assets used in the Company's office locations.
At December 31, 2013, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Capital Leases	Operating Leases
2014	$18	$4,605
2015	11	1,382
2016	—	893
2017	—	310
2018	—	181
Thereafter	—	8
Total minimum lease payments	29	$7,379
Less: Amount representing interest	(1)
Present value of capital lease obligations	28
Less: Current portion	(18)
Long-term portion of capital lease obligations	$10

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims incident to the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and Armorize in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company filed an answer to the complaint on February 10, 2014. An initial case management conference is scheduled for April 2014. The Company intends to vigorously defend the lawsuit. Based on the early stage of the claims and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. However, intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

8. Convertible Senior Notes

On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the "Notes") due 2018 in a private offering to qualified institutional buyers ("Holders") pursuant to Rule 144A under the Securities Act of 1944 (the "Exchange Act"), as amended. The initial Holders of the Notes also had an option to purchase an additional$26,250 in principal amount which was exercised in full. The net proceeds after underwriter discount and issuance costs of $5,803 from the Notes offering were approximately $195,446. The Company intends to use the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance. The Notes bear interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.

The Notes are unsecured and rank senior in right of payment to any indebtedness expressly subordinated in right of payment to the Notes. They rank equally with the Company's other existing and future unsecured indebtedness that is not

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

subordinated and are structurally subordinated to any current or future secured indebtedness to the extent of the value of the assets securing the indebtedness and other liabilities of the Company's subsidiaries.

The initial conversion rate is 25.6271 shares of the Company’s common stock per $1 principal amount of notes which equates to 5,158 shares of common stock, or a conversion price equivalent of $39.02 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. The Notes mature on December 15, 2018, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

At the Company's option, on or after December 20, 2016, the Company will be able redeem all or a portion of the Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions. The Company may redeem the Notes in shares of the Company’s common stock, cash, or some combination of each.

Prior to June 15, 2018, the Notes will be convertible at the option of the Holders only upon the satisfaction of certain conditions and during certain periods if any of the the following events occur:

•
during the calendar quarter commencing after March 31, 2014, if the last reported sale price of the Company's common stock is greater than or equal to 130% of the applicable conversion price on each such trading day for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•
during the 5 business day period after any 5 consecutive trading day period in which the trading price, as defined, per $1 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day;

•	upon a notice of redemption by the Company; or

•	upon the occurrence of specified corporate transactions.

Subsequent to June 15, 2018, Holders may convert their Notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the Notes also have the right to require the Company to repurchase all or a portion of the Notes at 100% of the principal amount, plus accrued and unpaid special interest, if any, upon the occurrence of certain fundamental changes to the Company.

In accordance with the authoritative accounting guidance, the Company allocated the total amount of the Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 6.5% based on the a blended rate between the yield rate for a Moody's B1-rating and the average debt rate for comparable convertible transactions from similar companies. The difference between the Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as an increase to additional paid in capital and as a debt discount on the issuance date. The equity component is being accreted using the effective interest rate method over the period from the issuance date through December 15, 2018 as a non-cash charge to interest expense. The amount recorded to additional paid in capital is not remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the Notes, the Company recorded $156,672 as debt and $44,578 as additional paid in capital within stockholders' equity.

Additionally, the underwriters' discount and issuance costs were bifurcated into debt issuance costs (attributable to the liability component) and equity issuance costs (attributable to the equity component) based on their relative fair values. The debt issuance costs were capitalized and recorded as deferred offering costs in other noncurrent assets and are being amortized to interest expense using the effective interest rate method from the issuance date through December 15, 2018. The equity issuance costs were recorded as a decrease to additional paid-in capital at the issuance date.

At December 31, 2013, the net carrying amount of the liability component of the Notes consists of:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Liability component:
Principal	$201,250
Less: debt discount, net of amortization	(48,322)
Net carrying amount	$152,928

Equity component (1)	$43,293
(1) Recorded in the Consolidated Balance Sheets as additional paid-in capital, net of the $1,285 issuance costs in equity

For the year ended December 31, 2013, the Company incurred the interest expense related to the Notes:

1.25% coupon	$138
Amortization of debt discount	486
Amortization of debt issuance costs	3
$627

9. Debt

Equipment Financing Loans

The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.50%. As of December 31, 2013, the interest on the outstanding advances was 4.50%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at December 31, 2013 were $2,326. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness. As of December 31, 2013, as a result of the issuance of the Notes, the Company was not in compliance with the covenant which Silicon Valley Bank waived. Subsequently, the Company has amended the loan agreement with Silicon Valley Bank to exclude the impact of the Notes on the covenant.

Interest expense for equipment financing loans for the years ended December 31, 2013, 2012 and 2011 was $140, $211 and $54, respectively.
At December 31, 2013, the remaining repayment commitments related to the equipment loans are as follows:

2014	$1,642
2015	684
$2,326
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
As of December 31, 2013, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share.
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
The following table presents the shares authorized and issued and outstanding as of the dates presented:

	As of December 31, 2013		As of December 31, 2012
	Shares		Shares
	Authorized	Outstanding	Authorized	Outstanding
Common stock	200,000	36,140	200,000	33,044
Undesignated preferred stock	5,000	—	5,000	—
	205,000	36,140	205,000	33,044
Number of shares of common stock reserved for future issuance was as follows:

	Year Ended December 31,
	2013	2012
Options available for future grant under the stock plans	4,584	4,611
Options outstanding under stock plans	7,223	9,636
Shares available for future issuance under ESPP	759	646
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	1,216	3
Common stock issuable upon conversion of the convertible senior notes	5,158	—
Total shares reserved	18,940	14,896
11. Stock Option Plans

Stock-Based Compensation Plans
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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of December 31, 2013, 4,584 shares were available for future grant. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
Stock Options

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

The weighted average fair value of stock options granted to employees during the years ended December 31, 2013, 2012 and 2011, was $9.50, $5.65 and $6.33, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2013	2012	2011
Expected life (in years)	5.31 - 6.08	5.50 - 6.08	5.85 - 6.08
Volatility	57% - 61%	59% - 60%	59% - 61%
Risk-free interest rate	0.9% - 1.8%	0.9% - 1.2%	1.2% - 2.5%
Dividend yield	—%	—%	—%

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

Stock option activity under the Plan is as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2010	9,711	$3.15	6.18	$21,619
Options granted	2,533	6.33
Options exercised	(456)	2.63
Options forfeited and canceled	(1,083)	4.16
Balance at December 31, 2011	10,705	3.83	6.77	44,466
Options granted	2,243	10.29
Options exercised	(2,543)	1.95
Options forfeited and canceled	(769)	6.26
Balance at December 31, 2012	9,636	5.63	7.33	64,719
Options granted	1,618	17.46
Options exercised	(2,879)	4.69
Options forfeited and canceled	(1,152)	8.65
Balance at December 31, 2013	7,223	$8.17	6.82	$180,543
Exercisable, December 31, 2013	4,000	$4.76	5.61	$113,648
Vested and expected to vest, December 31, 2013	6,750	$7.77	6.70	$171,429

The total intrinsic value of options exercised was $45,454, $18,950 and $1,505, for the years ended December 31, 2013, 2012 and 2011, respectively. Total cash proceeds from such option exercises were $13,509, $4,966 and $1,198 for the years ended December 31, 2013, 2012 and 2011, respectively.

The fair value of option grants that vested was $8,206, $5,736 and $4,015 during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had unamortized stock-based compensation expense of $15,680 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.35 years.

Restricted Stock Units

A summary of the status of RSUs awarded and unvested under the stock option plans as of December 31, 2013 is presented below:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2010	—	$—
Awards assumed	23	7.98
Awards vested	(15)	7.98
Awards forfeited	—	—
Awarded and unvested at December 31, 2011	8	7.98
Awards granted	—	—
Awards vested	(6)	7.98
Awards forfeited	(1)	7.98
Awarded and unvested at December 31, 2012	1	7.98
Awards granted	1,236	28.94
Awards vested	(1)	24.15
Awards forfeited	(22)	24.61
Awarded and unvested at December 31, 2013	1,214	$29.57

As of December 31, 2013, there was $25,627 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.71 years.

Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock was initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of December 31, 2013, there were 759 shares of the Company's common stock available for future issuance under the ESPP.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,
	2013	2012*
Expected life (in years)	0.50 - 0.54	0.50 - 0.53
Volatility	38% - 40%	46% - 51%
Risk-free interest rate	0.08%	0.13% - 0.15%
Dividend yield	—%	—%
* Employee participation in the ESPP did not begin until the second quarter of 2012.
As of December 31, 2013, the Company expects to recognize $497 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.
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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(27,531)	$(20,360)	$(20,141)
Denominator:
Weighted average number of common shares used in computing basic and diluted net loss per share	34,874	24,056	4,005
Net loss per common share
Basic and diluted net loss per share	$(0.79)	$(0.85)	$(5.03)

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Years Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	—	39,134
Stock options to purchase common stock	7,223	9,636	10,705
Employee stock purchase plan	89	133	—
Common stock subject to repurchase	1	4	6
Common stock warrants	2	2	2
Restricted stock units	1,214	1	—
Convertible senior notes	5,158	—	—
Total	13,687	9,776	49,847

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

The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Year Ended December 31,
	2013	2012	2011
Total revenue by solution:
Privacy, Protection and Security	$101,083	$78,979	$65,882
Archiving and Governance	36,848	27,316	15,956
Total revenue	137,931	106,295	81,838

	Year Ended December 31,
	2013	2012	2011
Total revenue by geographic area:
United States	$113,819	$86,661	$65,044
Rest of world	24,112	19,634	16,794
Total revenue	$137,931	$106,295	$81,838

The following sets forth long-lived assets by geographic area:

	Year Ended December 31,
	2013	2012
Long-lived assets:
United States	$9,425	$6,857
Rest of world	1,796	1,703
Total long-lived assets	$11,221	$8,560

14. Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the difference between the Consolidated Financial Statements carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be reversed.

The domestic and foreign components of loss before benefit from (provision for) income taxes were as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Domestic	$(34,284)	$(23,506)	$(17,566)
Foreign	3,945	3,667	(2,205)
Loss before benefit from (provision for) income taxes	$(30,339)	$(19,839)	$(19,771)

The benefit from (provision for) income taxes is comprised of:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Current tax expense:
Federal	$—	$—	$—
State	70	30	52
Foreign	641	491	318
Total current	711	521	370
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	(3,519)	—	—
Total deferred	(3,519)	—	—
(Benefit from) provision for income taxes	$(2,808)	$521	$370

The reconciliation of income tax expense at the statutory federal income tax rate of 34% to the income tax provision included in the accompanying Statements of Operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	$(10,315)	$(6,745)	$(6,722)
Foreign income tax rate differential	(232)	(262)	219
State, net of federal benefit	(1,130)	(822)	(821)
Stock compensation charges	636	1,256	1,091
SubPart F and other permanent items	1,583	1,204	849
Provision to return & other	937	1,074	850
Research and development credits	(2,112)	(1,061)	(1,427)
Uncertain tax positions	617	301	1,004
Valuation allowance	7,208	5,576	5,327
(Benefit from) provision for income taxes	$(2,808)	$521	$370

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows for the years ended December 31, 2013 and 2012:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$60,280	$44,045
Tax credit carryforwards	8,228	6,639
Research expenditures	3,314	4,567
Deferred revenue	13,292	7,726
Stock compensation	3,696	2,294
Fixed assets	1,262	926
Accruals and other	7,250	3,487
Total deferred tax assets	97,322	69,684
Deferred tax liabilities:
Intangible assets and other	(7,769)	(990)
Interest expense on the Notes	(16,090)	—
Valuation allowance	(71,052)	(68,694)
Net deferred tax assets	$2,411	$—
Current deferred income tax assets (included in other current assets)	$4,166	$137
Non-current deferred income tax liabilities (included in long-term liabilities)	$1,755	$137

The Company records net deferred tax assets to the extent that Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by approximately $2,400, $3,700 and $6,400 during the years ended December 31, 2013, 2012 and 2011, respectively. The total valuation allowance increase of $2,400 for the year ended December 31, 2013 included a reduction of $4,300 resulting from a change in management's assertion about the realization of the Company's Canada deferred tax assets, a reduction of $16,200 related to the Notes and an increase of $12,300 related to the Company's acquisitions of Sendmail, Abaca and Mail Distiller.

As of December 31, 2013 and 2012, the Company had net operating loss carry-forwards for federal income tax purposes of $187,700 and $120,100, respectively. The amount of federal net-operating loss carry-forwards at December 31, 2013 and 2012 for which a benefit will be recorded in APIC when realized is approximately $34,500 and $7,500, respectively. The federal net operating losses will begin to expire in 2018. As of December 31, 2013 and 2012, the Company had federal research credit carry-forwards of $4,200 and $3,200 respectively. The federal research and development credits will begin to expire in 2022.

As of December 31, 2013 and 2012, the Company had net operating loss carry-forwards for state income tax purposes of approximately $146,400 and $92,400, respectively. The amount of state net-operating loss carry-forwards at December 31, 2013 and 2012 for which a benefit will be recorded in APIC when realized is approximately $11,700 and $4,100, respectively. The state net operating losses will expire between 2014 and 2032. As of December 31, 2013 and 2012, the Company had research and development credit carry-forwards for state income tax purpose of $5,900 and $4,700, respectively. The state research and development credits have no expiration period.

As of December 31, 2013 and 2012, the Company had net operating losses carry-forwards in its non-U.S. locations of approximately $3,900 and $4,700, respectively. In addition, as of December 31, 2013 and 2012, the Company had research and development credit carry-forwards in its non-U.S. locations of approximately $2,700 and $2,400, respectively. The non-U.S. research and development credits will begin to expire in 2025.

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

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the Consolidated Statements of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets. During the year ended December 31, 2013, the Company accrued interest and penalties of $8 as a component of income tax expense related to tax contingencies and has $233 of interest and penalties recorded as a long-term income tax liability as of December 31, 2013. During the year ended December 31, 2012, the Company accrued interest and penalties of $178 as a component of income tax expense related to tax contingencies and had $183 of interest and penalties recorded as a long-term income tax liability.

As of December 31, 2013, the Company had recorded unrecognized tax benefits of $1,541 that if recognized, would benefit the Company's effective tax rate. As of December 31, 2012, the Company had recorded unrecognized tax benefits of $255 that if recognized, would benefit the Company's effective tax rate.

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2013 will significantly increase or decrease within the next twelve months.

Because of net operating loss and credit carry-forwards, all of the Company's tax years dating to inception in 2002 remain open to tax examination in all major tax jurisdictions. The Company is not currently under audit in any material jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Ending balance as of December 31, 2010	$1,464
Increase in balances related to tax positions taken during the current period	651
Increase in balances related to tax positions taken during the prior period	411
Ending balance as of December 31, 2011	2,526
Increase in balances related to tax positions taken during the current period	357
Decrease in balances related to tax positions taken during the prior period	(135)
Decrease in balances related to statute expirations during the current period	(8)
Ending balance as of December 31, 2012	2,740
Increase in balances related to tax positions taken during the current period	618
Increase in balances related to tax positions taken during the prior period	517
Decrease in balances related to tax positions taken during the prior period	(40)
Decrease in balances related to statute expirations during the current period	(12)
Ending balance as of December 31, 2013	$3,823

As of December 31, 2013, $240 of foreign withholding taxes associated with the repatriation of earning of foreign subsidiaries had been provided on $4,800 of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest the remainder of its undistributed earnings indefinitely outside the United States. As of December 31, 2013, the Company estimated that no material additional U.S. income taxes would have to be provided if all of the undistributed earnings of the foreign subsidiaries were repatriated back to the United States as substantially all earnings from its foreign subsidiaries are previously taxed income. As of December 31, 2013, the Company estimated that approximately $570 of additional foreign withholding tax would have to be provided if all of the undistributed earnings of the Company's foreign subsidiaries were repatriated back to the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ GARY STEELE	Chief Executive Officer (principal executive officer)	March 14, 2014
Gary Steele
/s/ PAUL AUVIL	Chief Financial Officer (principal financial and accounting officer)	March 14, 2014
Paul Auvil
/s/ ANTHONY BETTENCOURT	Director	March 14, 2014
Anthony Bettencourt
/s/ SYDNEY CAREY	Director	March 14, 2014
Sydney Carey
/s/ DANA EVAN	Director	March 14, 2014
Dana Evan
/s/ JONATHAN FEIBER	Director	March 14, 2014
Jonathan Feiber
/s/ DOUGLAS GARN	Director	March 14, 2014
Douglas Garn
/s/ ERIC HAHN	Director	March 14, 2014
Eric Hahn
/s/ KEVIN HARVEY	Director	March 14, 2014
Kevin Harvey
/s/ PHILIP KOEN	Director	March 14, 2014
Philip Koen

EXHIBIT INDEX

			Incorporated by Reference				Filed
Exhibit Number		Exhibit Title	Form	File No.	Filing Date	Exhibit No.	Herewith
2.01		Agreement and Plan of Merger for Armorize Technologies, Inc.	10-Q	001-35506	November 12, 2013	2.1
2.02		Agreement and Plan of Merger for Sendmail, Inc.					X
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	S-1A	333-178479	April 9, 2012	3.04
4.01		Form of Registrant's common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Fourth Amended and Restated Investors' Rights Agreement by and among the Registrant and the investors named therein of the Registrant dated February 19, 2008.	S-1	333-178479	December 14, 2011	4.02
4.03		Indenture between Proofpoint, Inc. and Wells Fargo Bank, National Association, dated as of December 11, 2013 including the form of 1.25% Convertible Senior Notes due 2018 therein.	8-K	131-271285	December 11, 2013	4.03
10.01		Form of Indemnity Agreement.	S-1A	333-178479	April 9, 2012	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.06		Loan and Security Agreement, dated as of April 19, 2011, as amended May 19, 2011, between the Registrant and Silicon Valley Bank.	S-1	333-178479	December 14, 2011	10.06
10.07		Third Amendment to Loan and Security Agreement, dated February 27, 2014, between the Registrant and Silicon Valley Bank					X
10.08	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.09	†	Offer letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.10	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.11	†	Offer Letter to Tracey Newell from the Registrant, dated August 16, 2013.					X
21.01		Subsidiaries of Registrant.					X
23.01		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.01		Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	*	XBRL Instance Document					X
101.SCH	*	XBRL Taxonomy Extension Schema Document					X
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X
____________________________________________________________________
† Indicates a management contract or compensatory plan.
*These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Proofpoint, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.