Form 10-K/A
period 2013-12-31
PROOFPOINT INC
filed 2014-05-08
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 001-35506

PROOFPOINT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0414846
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

892 Ross Drive
Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

(408) 517-4710

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock , $0.0001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K (the “Original Filing”) of Proofpoint, Inc. (the “Company”) for the year ended December 31, 2013, originally filed with the Securities Exchange Commission (the “SEC”) on March 14, 2014.

The Company is filing this Amendment No.1 to include in Part III of the Original Filing the information that was to be incorporated by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders. This Amendment No. 1 hereby amends Part III, Items 10 through 14 of the Original Filing, and Part IV.  The reference on the cover of the Original Filing to the incorporation by reference of the Company’s definitive Proxy Statement into Part III of the Original Filing is hereby amended to delete that reference.

Except as described above, no other changes are being made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as discussed above.  Unless expressly indicated or the context requires otherwise, the terms “Proofpoint,” “Company,” “Registrant,” “we,” “us,” and “our” mean Proofpoint, Inc. and its subsidiaries unless the context indicates otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors currently consists of nine directors and is divided into three classes.  Each class serves for three years, with the terms of office of the respective classes expiring in successive years.  Directors in Class II will stand for election at the 2014 annual meeting of stockholders.  The terms of office of directors in Class III and Class I do not expire until the annual meetings of stockholders held in 2015 and 2016, respectively.  Additional biographical descriptions of each director are set forth in the text below the table.  These descriptions include the primary individual experience, qualifications, qualities and skills of each of our directors that led to the conclusion that each director should serve as a member of our board of directors at this time.

Name of Director	Age	Principal Occupation	Director Since
Class III Directors:
Anthony Bettencourt(3)	53	Former President, Chief Executive Officer and Chairman of the Board of Coverity, Inc.	March 2012
Dana Evan(1)(2)(4)	54	Retired, Former Chief Financial Officer of Verisign, Inc.	June 2008
Gary Steele	51	Chief Executive Officer of Proofpoint, Inc.	2002

Class II Directors
Jonathan Feiber(2)(4)	57	General Partner at Mohr Davidow Ventures	2002
Eric Hahn(4)	54	Founding Partner of the Inventures Group	2002
Kevin Harvey(3)(4)	49	Founder and General Partner of Benchmark Capital	2002

Class I Directors
Sydney Carey(1)	49	Chief Financial Officer of 10gen, Inc.	January 2014
Douglas Garn(1)(2)	55	Former Vice-Chairman, President and Chief Executive Officer of Quest Software, Inc.	June 2013
Philip Koen	62	Chief Executive Officer and Chairman of the Board of Intermedia.net, Inc.	October 2010

(1)                   Member of the audit committee

(2)                   Member of the compensation committee

(3)                   Member of the nominating and governance committee

(4)                   Member of the mergers and acquisitions committee

Anthony Bettencourt served as the President, Chief Executive Officer and Chairman of the Board of Coverity, Inc., a privately held company that develops and markets development testing solutions that assist software developers in detecting and fixing quality and security problems, from November 2010 to March 2014.  From January 2006 to October 2009, Mr. Bettencourt served as Senior Vice President of Special Projects at Autonomy Corporation plc.  From 2003 to 2005, Mr. Bettencourt served as the Chief Executive Officer of Verity Inc., an enterprise search company and led the company through an acquisition by Autonomy in 2005.  Mr. Bettencourt currently serves as the Non-Executive Chairman of the board of directors of Blinkx, Inc., an Internet video search engine company whose stock trades on the AIM market of the London Stock Exchange, and also serves on the board of directors of several privately held companies.  Mr. Bettencourt holds a B.A. in English from Santa Clara University.  The board of directors determined that Mr. Bettencourt should serve as a director based on his extensive experience in the operation and management of technology and Internet companies.

Dana Evan has invested in and served on the boards of directors of companies in the Internet, technology and media sectors, including Fusion-io, Inc. and Omniture, Inc, since July 2007.  From May 1996 until July 2007, Ms. Evan served as chief financial officer of VeriSign, Inc., a provider of intelligent infrastructure services for the Internet and telecommunications networks.  Previously, Ms. Evan worked as a financial consultant in the capacity of chief financial officer, vice president of finance or corporate controller over an eight-year period for various public and private companies and partnerships, including VeriSign, Inc., Delphi Bioventures, a venture capital firm, and Identix Incorporated, a multi-biometric technology company.  Prior to serving as a financial consultant, Ms. Evan worked in a variety of positions at KPMG LLP. Ms. Evan also serves on the board of directors of a Fusion-io, Inc. and a number of privately held companies, including Box, Inc.  Ms. Evan is a certified public accountant (inactive) and holds a B.S. in Commerce with a concentration in Accounting and Finance from Santa Clara University.  The board of directors determined that Ms. Evan possesses specific attributes that qualify her to serve as a member of our board of directors, including broad expertise in operations, strategy, accounting, financial management and investor relations at both publicly and privately held technology, media and Internet companies.

Gary Steele has served as our Chief Executive Officer since 2002.  Prior to joining our company, Mr. Steele served from June 1997 to July 2002 as the Chief Executive Officer of Portera Systems Inc., a software company.  Before Portera, Mr. Steele served as the vice president and general manager of the Middleware and Data Warehousing Product Group at Sybase, Inc., an enterprise and mobile software company.  Mr. Steele’s prior experience includes business development, marketing, and engineering roles at Sun Microsystems, Inc. and Hewlett-Packard Company, computer, computer software and information technology companies.  He holds a B.S. degree in computer science from Washington State University.  The board of directors determined that Mr. Steele should serve as a director based on his position as our Chief Executive Officer and his understanding of the Internet security industry.

Jonathan Feiber is a general partner at Mohr Davidow Ventures, a venture capital firm, which he joined in 1992.  As a general partner at Mohr Davidow Ventures, Mr. Feiber serves on the board of directors of a number of privately held companies.  Prior to joining Mohr Davidow Ventures, Mr. Feiber worked in various managerial positions at Sun Microsystems, a computer software and information technology company.  Mr. Feiber holds a B.A. degree in computer science and mathematics from the University of Colorado.  The board of directors determined that Mr. Feiber should serve as a director based on his significant experience in the venture capital industry analyzing, investing in and serving on the boards of directors of other technology companies, his significant management, software engineering and product development experience.

Eric Hahn founded our company in June 2002 and is the founding partner of the Inventures Group, a mentor investment firm, which was founded in 1998.  From 1997 to 1998, Mr. Hahn served as the Chief Technical Officer for Netscape Communications, Inc., a computer services and web browser company, and was a member of Netscape’s Executive Committee.  In addition, Mr. Hahn was the founder and Chief Executive Officer of Collabra Software, Inc., a groupware provider that was acquired by Netscape in 1995.  Prior to Collabra, Mr. Hahn ran the cc:Mail division of Lotus Development Corporation, a business applications company.  Mr. Hahn holds a B.S. degree from the Worcester Polytechnic Institute, which also bestowed to Mr. Hahn an honorary Ph.D. in computer science.  The board of directors determined that Mr. Hahn should serve as a director based on his significant experience investing in and serving on the boards of directors of other technology companies, his management and leadership experience as a former founder and executive of multiple startup technology companies and his significant software engineering and product development experience.

Kevin Harvey is a founder and general partner of Benchmark Capital, which he joined in 1995. Before founding Benchmark, Mr. Harvey was founder, president and Chief Executive Officer of Approach Software Corp., a server database company.  Before founding Approach Software, Mr. Harvey founded Styleware, Inc., a software company.  Mr. Harvey received his B.S. degree in engineering from Rice University in 1987.  The board of directors determined that Mr. Harvey should serve as a director based on his significant experience investing in and serving on the boards of directors of other technology companies, his management and leadership experience as a former founder and executive of multiple startup technology companies.

Sydney Carey has served as Chief Financial Officer of 10gen, Inc. since April 2013.  From January 2009 to April 2013, Ms. Carey served as Executive Vice President and Chief Financial Officer of TIBCO Software, Inc.  She served in various capacities with TIBCO from January 2004 to January 2009.  From February 2002 to January 2004, Ms. Carey was Chief Financial Officer of Vernier Networks. From December 2000 until February 2002, Ms. Carey was Chief Financial Officer of Pacific Broadband Communications.  Ms. Carey has served as a member of the Board, a member of the compensation committee and the chairman of the audit committee of Bazaarvoice, Inc. since April 2012.  Ms. Carey holds a B.A. in economics from Stanford University and was the 2010 Stevie Award winner for Women in Business-Best Executive.  Ms. Carey was made known to the board of directors through a third party search firm.  Ms. Carey came to the attention of our nominating and corporate governance committee as a potential candidate during open discussion among management and some of the directors.  The board of directors determined that Ms. Carey should serve as a director based on her extensive experience in operations, strategy, accounting, and financial management at both publicly and privately held technology and Internet companies.

Philip Koen has been Chairman of the Board and Chief Executive Officer of Intermedia.net, Inc., a cloud-based provider of hosted Microsoft Exchange, collaboration and content management services, since May 2011.  From February 2010 to May 2011, Mr. Koen was Chief Executive Officer of Montero Partners, an advisory services company.  From March 2006 to January 2010, Mr. Koen served as Chief Executive officer and Director of Savvis, Inc., a cloud infrastructure and hosted IT solutions provider.  From July 1999 until February 2006, Mr. Koen was employed by Equinix, Inc. a provider of network neutral data centers and Internet exchange services, as President and Chief Operating Officer and as Chief Financial Officer.  Mr. Koen currently serves on the board of Infinera Corp., an optical networking company.  Mr. Koen earned a bachelor’s degree from Claremont McKenna College and an M.B.A. from the University of Virginia. Mr. Koen also serves on the board of trustees of Webster University.  The board of directors determined that Mr. Koen should serve as a director based on his extensive experience in operations, accounting and financial management at technology and Internet companies.

Douglas Garn has served as an executive consultant since April 2013. Previously, Mr. Garn served in various roles at Quest Software, Inc., a IT management software company, including Vice Chairman from February 2012 to September 2012, President and Chief Executive Officer from October 2008 to February 2012, President from 2005 to October 2008, Vice President, Worldwide Sales from 1998 to 2002, and returned to this position from 2003 to 2005, after a medical leave of absence. From March 1996 to January 1998, Mr. Garn was Vice President of North American Sales for Peregrine Systems, Inc. Mr. Garn served as Vice President of Sales at Syntax Inc. from 1995 to 1996 and as Regional Sales Manager at BMC from 1993 to 1995. Mr. Garn holds a B.A. degree in Marketing from the University of Southern California. The board of directors determined that Mr. Garn should serve as a director based on his wealth of experience and expertise in sales strategy and execution, and software business operations and management.

There are no familial relationships among our directors and officers.

Executive Officers

The names of our executive officers, their ages as of May 1, 2014, and their positions are shown below.

Name	Age	Position
Gary Steele	51	Chief Executive Officer
Paul Auvil	50	Chief Financial Officer
David Knight	47	Executive Vice President, General Manager Information Security Products Group
Tracey Newell	48	Executive Vice President, Worldwide Sales

The board appoints executive officers, who then serve at the board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Proofpoint.

For information regarding Mr. Steele, please refer to “Board of Directors” above.

Paul Auvil has served as our Chief Financial Officer since March 2007.  Prior to joining our company, from September 2006 to March 2007, Mr. Auvil was with Benchmark Capital, a venture capital firm, as an entrepreneur-in-residence.  Prior to that, from 2002 to July 2006, he served as the chief financial officer at VMware, Inc., a virtualization company.  Previously, he served as the chief financial officer for Vitria Technology, Inc., an eBusiness platform company and held various executive positions at VLSI Technology, Inc., a semiconductor and circuit manufacturing company, including vice president of the Internet and Secure Products Division.  Since 2007, Mr. Auvil has served on the board of directors for Quantum Corporation and currently holds the position of Chairman in addition to serving on the audit and nominating and corporate governance committees.  Mr. Auvil also serves on the board of directors for Marin Software Incorporated and serves as the chair of its audit committee.  Mr. Auvil holds a Bachelor of Engineering degree from Dartmouth College and a Master of Management degree from the J.L. Kellogg Graduate School of Management, Northwestern University.

David Knight has served as our Executive Vice President, General Manager Information Security Products Group since July 2013 and prior to that served as our Executive Vice President Product Management and Product Marketing since March 2011.  Prior to joining our company, from May 2007 to February 2011, Mr. Knight served as Chief Technology Officer of the Collaboration Software Group and Senior Director of Product Management at Cisco Systems, Inc., a networking and communications technology company.  Mr. Knight was previously vice president of product management, vice president of platforms, and senior director of product management for WebEx Communications Inc., a collaboration software company, from 2002 to May 2007.  From 1998 to 2002, he was vice president of marketing and product management for Portera Systems Inc.  Mr. Knight has also held management positions at Sybase, Inc., an enterprise and mobile software company, and Oracle.  He holds a master of science in industrial administration and a B.S. in industrial management and information systems from Carnegie Mellon University.

Tracey Newell has served as our Executive Vice President, Worldwide Sales since August 2013.  Prior to joining our company, from July 2011 to August 2013, Ms. Newell served as Executive Vice President of Global Sales at Polycom, Inc., a unified communications and collaboration solutions company.  Previously, she served as Senior Vice President of Worldwide Sales for the General Business Sales segment of Juniper Networks, Inc., a networking technology company.  Ms. Newell was previously Vice President of Sales for the WebEx division of Cisco Systems, Inc., a networking and communications technology company.  Prior to joining the WebEx division, Ms. Newell held a variety of leadership roles within Cisco. Ms. Newell holds a B.A. in business economics from the University of California, Santa Barbara.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires Proofpoint’s directors, executive officers and any persons who own more than 10% of Proofpoint’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish Proofpoint with copies of all Section 16(a) forms that they file.  Based solely on its review of the copies of such forms furnished to Proofpoint and written representations from the directors and executive officers, Proofpoint believes that all Section 16(a) filing requirements were timely met in 2013, except, due to administrative errors, with respect to Messrs. Auvil, Chambers, Feiber, Knight, Koen, Steele and Ms. Evan, each a director or executive officer, and MDV VII, L.P., a 10% shareholder at the time of disposition.  On January 2, 2013 and January 4, 2013, Mr. Hahn exercised 8,759 options and disposed of the resulting shares and exercised 12,241 options and disposed of the resulting shares, respectively.  The Form 4 reporting these transactions was filed on January 16, 2013.  On January 9, 2013, Mr.  Chambers exercised 5,000 options and disposed of the resulting shares.  The Form 4 reporting this transaction was filed on February 6, 2013.  On February 15, 2013, Ms. Evan exercised 13,657 options and disposed of the resulting shares.  The Form 4 reporting this transaction was filed on February 22, 2013.  On March 5, 2013, Messrs. Auvil, Chambers, Knight and Steele were granted stock option awards of 90,000; 80,000; 65,000; and 180,000 shares respectively.  The Form 4s reporting these transactions were filed on April 2, 2013.  On April 15, 2013, Mr. Knight exercised 5,000 options and disposed of the resulting shares.  The Form 4 for this transaction was filed on May 20, 2013.  On May 1, 2013 and on May 7, 2013, Mr. Hahn acquired 4,908 and 1,699 shares of our common stock, respectively.  The Form 4 reporting these transactions was filed on June 19, 2013.  On May 1, 2013, Mr. Koen acquired 98 shares of our common stock.  The Form 4 reporting this transaction was filed on November 7, 2013.  Beginning on May 7, 2013, MDV VII, L.P. disposed of 677,360 shares in a series of transactions, in which Mr. Feiber acquired 1,699 share of our common stock, and for which Mr. Feiber filed a separate Form 4.  The Form 4s for these transactions were filed on May 20, 2013.

Business Conduct Guidelines

We have adopted business conduct guidelines that apply to all of our board members, officers and employees.  Our Business Conduct Guidelines are posted on the Investor section of our website located at http://investors.proofpoint.com by clicking on “Corporate Governance.”  Any amendments or waivers of our Business Conduct Guidelines pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

Audit Committee

Our audit committee is currently comprised of Ms. Evan, who is the chair of the audit committee, Ms. Carey and Mr. Garn.  Effective March 14, 2014, Ms. Carey replaced Mr. Koen on the audit committee.  The composition of our audit committee meets the requirements for independence under current NASDAQ Global Market and SEC rules and regulations.  Each member of our audit committee is financially literate as required by current NASDAQ Global Market listing standards.  In addition, our board of directors has determined that Ms. Evan is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.  Our audit committee, among other things:

•                  selects a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•                  helps to ensure the independence and performance of and oversees our company’s relationship with the independent registered public accounting firm;

•                  discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent accountants, our interim and year-end operating results;

•                  develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•                  reviews our policies on risk assessment and risk management;

•                  reviews related party transactions;

•                  reviews the adequacy and effectiveness of our internal control policies and procedures and reviews our critical accounting policies;

•                  obtains and reviews a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues;

•                  approves (or, as permitted, pre-approves) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm; and

•                  reviews our annual, quarterly and periodic reports related to financial matters to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview of the material components of our executive compensation program for:

•                  Gary Steele, our Chief Executive Officer (our “CEO”);

•                  Paul Auvil, our Chief Financial Officer (our “CFO”); and

•                  Tracey Newell, our Executive Vice President, Worldwide Sales.

We refer to these executive officers collectively in this Compensation Discussion and Analysis and the related compensation tables as the “Named Executive Officers.”

Specifically, this Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each component of compensation that we provide.  In addition, we explain how and why the compensation committee of our board of directors arrived at the specific compensation policies and decisions involving our executive officers, including the Named Executive Officers listed in the Summary Compensation Table set forth below, during 2013.

Executive Compensation Philosophy and Objectives

We operate in a highly competitive business environment, which is characterized by frequent technological advances, rapidly changing market requirements, and the emergence of new market entrants.  To successfully grow our business in this dynamic environment, we must continually develop and refine our solutions to stay ahead of customer needs and challenges.  To achieve these objectives, we need a highly talented and seasoned team of technical, sales, marketing, operations, and other business professionals.

We compete with many other companies in seeking to attract and retain a skilled management team.  To meet this challenge, we have embraced a compensation philosophy of offering our executive officers a competitive total compensation program that recognizes and rewards individual performance and contributions to our success, allowing us to attract, retain, and motivate talented executives with the skills and abilities needed to drive our desired business results.

The specific objectives of our executive compensation program are to:

•                  reward the successful achievement of our financial and strategic objectives;

•                  drive the development of a successful and profitable business;

•                  support the alignment of executive officer and shareholder interests by rewarding the achievement of company goals and the building of shareholder value;

•                  attract, motivate, reward, and retain highly-qualified executives who are important to our success; and

•                  recognize strong performers by offering compensation that rewards individual achievement as well as contributions to our overall success.

Compensation Program Design

Our executive compensation consists of base salary, an annual cash bonus opportunity, a sales commission plan for our sales executives, equity compensation in the form of stock options and restrictive stock units, and certain employee welfare benefits.

Historically, the key component of our executive compensation program has been equity awards for shares of our common stock.  As a privately-held company and as a public company, we have emphasized the use of equity to provide incentives for our executive officers to focus on the growth of our overall enterprise value and, correspondingly, to create value for our stockholders.  In 2013, we began to move from using stock options as our primary equity award vehicle for all of our employees to using restricted stock units as our primary equity award vehicle, while continuing to use stock option awards at our discretion.  We believe that stock options and restricted stock units offer our employees, including the Named Executive Officers, a valuable long-term incentive that aligns their interests with the long-term interests of our stockholders.  Going forward, we may introduce other forms of stock-based compensation awards, as we deem appropriate, into our executive compensation program to offer our executive officers additional types of long-term equity incentives that further this objective.

In 2013, we evaluated our compensation philosophy and programs.  Going forward, we expect to review executive compensation annually.  As part of this review process, we expect to consider the levels of compensation that we would be willing to pay to ensure that our compensation remains competitive and that we are meeting our retention objectives, and to consider the cost to us if we were required to find a replacement for a key executive or employee.

We also offer cash compensation in the form of base salaries, annual cash bonus opportunities, and sales commissions. Typically, we have structured our annual cash bonus and equity bonus opportunities to focus on the achievement of specific short-term financial and strategic objectives that will further our longer-term growth objectives.

Historically, we have used standard industry surveys, including the Radford High-Technology Executive Compensation Survey, particularly for public companies with annual revenue of $50 million to $300 million, to assist the compensation committee in establishing cash compensation levels for our executive officers with an emphasis on technology companies with a similar size, stage of development, and growth potential.  Using this information as a guideline, the compensation committee has emphasized remaining competitive in our market and differentiating total cash compensation levels through the use of an annual cash bonus plan and sales commissions. Equity compensation has been delivered on a discretionary basis with the goal to retain top talent and align the interests of our executive officers with the long-term interests of our stockholders.

We have not adopted any formal policies or guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.  Instead, the compensation committee reviews each component of executive compensation separately and also takes into consideration the value of each executive officer’s compensation package as a whole and its relative size in comparison to our other executive officers.

Compensation-Setting Process

Role of the Compensation Committee

Since 2004, the compensation committee has been responsible for evaluating, approving, and reviewing the compensation arrangements, plans, policies, and programs for our executive officers, including the Named Executive Officers (other than our CEO), and directors, and overseeing our cash-based and equity-based compensation plans.  In 2013, decisions with respect to the cash compensation and equity compensation of our executive officers (other than our CEO) were made by the compensation committee.  In the case of our CEO’s cash compensation and equity compensation awards, decisions have been made by the independent members of our board of directors.

At the beginning of each year, the compensation committee, after consulting with management, establishes the corporate performance objectives for our company and makes decisions with respect to any base salary adjustment, approves certain individual performance objectives and target annual cash bonus opportunities.  Prior to 2013, the compensation committee would also formulate recommendations with respect to equity awards for our executive officers, including the Named Executive Officers, for the upcoming year and submit those recommendations to our board of directors for consideration and approval.  In 2013, the compensation committee itself considered and approved all cash compensation and equity compensation to our executive officers (other than our CEO).  Any recommendations for equity awards to our chief executive officer continue to be submitted to the independent members of our board of directors for their consideration and approval.  After the end of the fiscal year, the compensation committee reviews the performance of our executive officers, including the Named Executive Officers, to determine the payouts for the annual cash bonus opportunities for the previous year.

The compensation committee reviews on a periodic basis, at least annually, our executive compensation program, including any incentive compensation plans, to determine whether they are appropriate, properly coordinated, and achieve their intended purposes and recommends to our board of directors any modifications or new plans or arrangements.

Role of Management

In carrying out its responsibilities, the compensation committee works with members of our management, including our CEO.  Typically, our management assists the compensation committee by providing information on corporate and individual performance, market data, and management’s perspective and recommendations on compensation matters.  This information has included an analysis of the compensation mix and levels of our executive officers compared to the competitive market (as determined using compensation survey data) prepared by our Human Resources Department or the compensation consultant to the compensation committee.  The compensation committee then uses this information as reference points in its deliberations on specific compensation actions and decisions.

Historically, the initial compensation arrangements with our executive officers, including the Named Executive Officers, have been determined in negotiations with each individual executive.  Our CEO has been responsible for negotiating these arrangements, with the oversight and final approval of the compensation committee.

Typically, our CEO will make recommendations to the compensation committee regarding compensation matters, including the compensation of our executive officers (except with respect to his own compensation).  Historically, these recommendations have been based on a review of competitive market data as prepared by our Human Resources Department or the compensation consultant to the compensation committee and our CEO’s evaluation of each executive officer’s individual performance.  He also attends compensation committee meetings, except with respect to discussions involving his own compensation.  Further, he recuses himself from meetings of our board of directors when they engage in deliberations with respect to his cash compensation and equity compensation awards.

While the compensation committee solicits and reviews our CEO’s recommendations and proposals with respect to compensation-related matters, the compensation committee only uses these recommendations and proposals as one factor in making compensation decisions.

Role of Compensation Consultant

The compensation committee is authorized to retain the services of one or more executive compensation advisors from time to time, as it sees fit, in connection with carrying out its duties.  Pursuant to that authority, the compensation committee engaged an independent compensation consultant, Compensia, Inc. (“Compensia”), to evaluate our executive compensation levels and practices and to provide advice and ongoing recommendations on executive compensation matters for 2013.  The compensation committee retains and does not delegate any of its exclusive power to determine all matters of executive compensation and benefits, although the chief executive officer and the Human Resources Department present compensation and benefit proposals to the compensation committee.  Compensia representatives meet with our compensation committee during certain of its regular meetings, including in executive sessions from time to time without any members of management present.  Compensia works directly with our compensation committee (and not on behalf of management) to assist our compensation committee in satisfying its responsibilities and will undertake no projects for management without our compensation committee’s approval.

Use of Competitive Data

To assess the competitiveness of our executive compensation program and current compensation levels and to assist it in setting compensation levels, historically the compensation committee referred to standard industry surveys, including the Radford High-Technology Executive Compensation Survey.  While the compensation committee reviewed this compensation data to inform its decision-making process, it did not set compensation components to meet specific benchmarks.  Instead, the compensation committee used this data as a point of reference so that it could set total compensation levels that it believed were reasonably competitive.  While compensation levels differed among our executive officers based on competitive factors, and the role, responsibilities, and performance of each specific executive officer, there were not material differences in the compensation policies and practices for our executive officers, including the Named Executive Officers.

During 2013, the compensation committee, assisted by our management and Compensia, began to develop a compensation peer group comprised of comparably-sized publicly-held companies, taking into consideration size and growth potential, to be used as a reference source in connection with its executive compensation deliberations.  This compensation peer group, which consisted of both technology companies that had conducted an initial public offering of their equity securities within the past several years and similarly-sized companies in the same industry sector, was used by the compensation committee for reference purposes during its compensation deliberations during 2013.

This peer group is comprised of the following companies:

Actuate Corporation	KIT digital, Inc.
BroadSoft, Inc.	LogMeIn, Inc.
Carbonite, Inc.	LivePerson, Inc.
comScore, Inc.	Responsys, Inc.
Constant Contact, Inc.	ServiceSource International, Inc.
Eloqua, Inc.	Sourcefire, Inc.
Envestnet, Inc.	SPS Commerce, Inc.
E2open, Inc.	Telenav, Inc.
IntraLinks Holdings, Inc.	VASCO Data Security International, Inc.
Imperva, Inc.	Vocus, Inc.
Jive Software, Inc.

Executive Compensation Program Components

The following describes each component of our executive compensation program, the rationale for each, and how compensation amounts and awards are determined.

Base Salary

Base salary is the primary fixed component of our executive compensation program.  We use base salary to compensate our executive officers, including the Named Executive Officers, for services rendered during the year, and to ensure that we remain competitive in attracting and retaining executive talent.  The compensation committee conducts an annual review of each executive officer’s base salary and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level and position (in the case of a promotion), and market conditions.

In January 2013, the compensation committee reviewed the base salaries of our executive officers, including the Named Executive Officers, taking into consideration a compensation analysis performed by Compensia and the base salary recommendations of our CEO (except with respect to his own base salary), as well as the other factors described above.  Exercising its judgment and discretion, the compensation committee determined to make adjustments to the annual base salaries of certain of our executive officers that ranged from 10% to 18%.  The compensation committee took into account data from the Radford High-Technology Executive Compensation Survey and the data from the peer group companies compiled by Compensia in making these subjective determinations.  The compensation committee determined that such adjustments were necessary and appropriate to maintain the fixed component of our executive officers’ compensation at competitive levels.

The adjustments to the base salaries of the Named Executive Officers for 2013 were as follows:

Named Executive Officer	2012 Base Salary	Percentage Increase	2013 Base Salary
Mr. Steele	$380,000	18%	$450,000
Mr. Auvil	$310,000	10%	$340,000
Ms. Newell	N/A	N/A	$400,000

These base salary adjustments were effective on February 1, 2013.  Mr. Steele’s base salary was increased and his base salary is below the 75th percentile of the compensation data from the Radford survey and data from Compensia.  Similarly, Mr. Auvil’s base salary was increased and his base salary is just above the 75th percentile of such data.  Finally, Ms. Newell did not join us until August 2013 but her base salary is above the 75th percentile of such data.

The base salaries paid to the Named Executive Officers during 2013 are set forth in the Summary Compensation Table below.

Annual Cash Bonuses

We use cash bonuses to motivate our executive officers, including the Named Executive Officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term growth and other goals.  Generally at the beginning of each year, the compensation committee adopts an annual bonus plan for our management team and selects one or more corporate financial and operational measures based on our annual operating plan for use in determining the target size of the bonus pool for the year from which bonuses will be paid.  In addition, with respect to our executive officers, including the Named Executive Officers, the compensation committee also establishes target bonus opportunities for each executive officer and determines the individual performance objectives for variable compensation for certain executive officers.

2013 Executive Bonus Plan

In January 2013, the compensation committee approved our Executive Bonus Plan for purposes of providing bonus opportunities to our management team, including the Named Executive Officers.

Target Bonus Opportunities

Under the Executive Bonus Plan, the target bonus opportunities were designed to reward our executive officers based on our overall company performance and the individual executive officer’s contribution to that performance.  As in prior years, the compensation committee determined that the target bonus opportunities for each executive officer should be determined as a percentage of such executive officer’s base salary.  The target bonus opportunities for the Named Executive Officers were as follows:

Named Executive Officer	Target Bonus Opportunity (as a percentage of base salary)
Mr. Steele	100%
Mr. Auvil	50%
Ms. Newell	44%

With respect to each of the Named Executive Officers listed above, the amount of the target bonus opportunity was established by the compensation committee in consultation with our CEO (except with respect to his own target bonus opportunity) and was based on several factors, including the scope of the Named Executive Officer’s performance, contributions, responsibilities, experience, prior years’ target bonus opportunities and position (in the case of a promotion), and market conditions.  In the case of Ms. Newell, the amount of the target bonus opportunity was based on several factors, including the scope of her performance, responsibilities, experience, position and market conditions.

Corporate Performance Measures

Under the Executive Bonus Plan, the compensation committee selected revenue and EBITDA, measured quarterly, as the two corporate performance measures that best supported our annual operating plan and enhanced long-term value creation for purposes of funding the bonus pool.  For purposes of funding the plan bonus pool on a quarterly basis, achievement of certain quarterly revenue targets would incrementally fund the bonus pool, though the quarterly bonus pool funding would be limited based on measurement of the company’s planned EBITDA target for such quarter, which included funding of the non-executive bonus pool.  For 2013, the target levels for these two performance measures, per quarter, were set as follows:

Performance Measure	Target Performance Level ($) and Related Percentage Funding of Pool (%)
Q1 2013 Revenue and EBITDA

If quarterly revenue does not equal or exceed $28.6 million, then the quarterly pool funds at 0%. If quarterly revenue is equal to or exceeds $28.6 million but does not equal or exceed $30.1 million, then the quarterly pool funds at 50%. If quarterly revenues equal $30.1 million, then the quarterly pool funds at 100%. If quarterly revenues exceed $30.1 million, then for every $1 of EBITDA overachievement, the quarterly pool funds at an additional $0.30, provided that in no case may the quarterly pool fund at more than 150%. Quarterly EBITDA must meet or be better than negative $2.2 million to provide for any funding for the quarter.

Q2 2013 Revenue and EBITDA

If quarterly revenue does not equal or exceed $30.0 million, then the quarterly pool funds at 0%. If quarterly revenue is equal to or exceeds $30.0 million but does not equal or exceed $31.6 million, then the quarterly pool funds at 50%. If quarterly revenues equal $31.6 million, then the quarterly pool funds at 100%. If quarterly revenues exceed $31.6 million, then for every $1 of EBITDA overachievement, the quarterly pool funds at an additional $0.30, provided that in no case may the quarterly pool fund at more than 150%. Quarterly EBITDA must meet or be better than negative $1.2 million to provide for any funding for the quarter.

Q3 2013 Revenue and EBITDA

If quarterly revenue does not equal or exceed $31.6 million, then the quarterly pool funds at 0%. If quarterly revenue is equal to or exceeds $31.6 million but does not equal or exceed $33.3 million, then the quarterly pool funds at 50%. If quarterly revenues equal $33.3 million, then the quarterly pool funds at 100%. If quarterly revenues exceed $33.3 million, then for every $1 of EBITDA overachievement, the quarterly pool funds at an additional $0.30, provided that in no case may the quarterly pool fund at more than 150%. Quarterly EBITDA must meet or be better than negative $1.1 million to provide for any funding for the quarter.

Q4 2013 Revenue and EBITDA

If quarterly revenue does not equal or exceed $33.1 million, then the quarterly pool funds at 0%. If quarterly revenue is equal to or exceeds $33.1 million but does not equal or exceed $34.8 million, then the quarterly pool funds at 50%. If quarterly revenues equal $34.8 million, then the quarterly pool funds at 100%. If quarterly revenues exceed $34.8 million, then for every $1 of EBITDA overachievement, the quarterly pool funds at an additional $0.30, provided that in no case may the quarterly pool fund at more than 150%. Quarterly EBITDA must meet or be better than $0.6 million to provide for any funding for the quarter.

The compensation committee believed that the target levels for these two performance measures for 2013 would require a focused effort by management to generate the target funding for the bonus pool associated with these measures.

Individual Performance Measures

To achieve our compensation objective of rewarding individual performance, our CEO developed a series of performance objectives for our executive officers, including the other Named Executive Officers (other than himself), which he deemed to be integral to the achievement of the corporate performance objectives as well as the strengthening of our internal operations.  In addition, the compensation committee determined the individual performance objectives that would be applicable to our CEO.

For purposes of the Executive Bonus Plan, these performance objectives for the Named Executive Officers participating in the Executive Bonus Plan were as follows: for Mr. Steele, his performance objectives related to achieving our externally-communicated revenue, free cash flow, and gross margin targets, staffing recruitment and development, sales team productivity, inorganic growth and geographic revenue mix; for Mr. Auvil, his performance objectives related to the public reporting process and associated statutory filings, investor relations, continued cost reductions, and continued forecasting and reporting process improvements; and for Ms. Newell, her performance objectives related to sales team productivity, quota-carrying sales capacity and sales leadership recruitment and hiring.

Further, our CEO was to evaluate each executive officer’s individual contributions towards the achievement of these performance objectives.  In the case of our CEO, the compensation committee would evaluate his individual contributions towards the achievement of his performance objectives.

Award Decisions and Analysis

In January 2014, the compensation committee evaluated our performance during 2013 and determined the amount of the annual cash bonuses to be paid to our executive officers, including the Named Executive Officers, for 2013.  In making these awards, the compensation committee consulted with our CEO with respect to the Named Executive Officers (except with respect to his own bonus) and evaluated our financial and operational performance and the level of achievement of the corporate performance objectives for the year.  The compensation committee determined that, with respect to the annual revenue target and target EBITDA performance for 2013, we had achieved a bonus pool funding factor of 87% of the 2013 target bonus pool.  Based on these results, the compensation committee then set the size of the bonus pool to be used to pay cash bonuses under the Executive Bonus Plan at 87% of the target bonus pool amount for executives.  Therefore, the target bonus based on achievement of corporate objectives would be 87% of the amount of each Named Executive Officer’s target bonus based on individual performance.

Our CEO evaluated the achievement of each executive officer against his individual performance objectives and formulated a recommendation for each such executive officer’s annual bonus for consideration by the compensation committee.  These recommendations were based on his subjective assessment of each individual’s contributions against the personal performance objectives during the year.  In the case of our CEO, the compensation committee evaluated his performance against his individual performance objectives and determined the amount of his annual bonus.  Mr. Steele was determined to have satisfied his performance objectives at a level of 90%.  Mr. Auvil was determined to have satisfied his personal performance objectives at a level of 100%. Ms. Newell was determined to have satisfied her personal performance objectives at a level of 100%.

Based on these determinations, the compensation committee approved cash bonuses based on pro-rated salaries to account for salary increases for the Named Executive Officers as follows:

Named Executive Officer	Target Cash Bonus Opportunity	Cash Bonus
Mr. Steele	$439,900	$382,713
Mr. Auvil	$167,100	$145,377
M. Newell	$66,880	$58,186

Equity Compensation

We use equity awards to incentivize and reward our executives officers, including the Named Executive Officers, for long-term corporate performance based on the value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders.  These equity awards have been granted in the form of stock options to purchase shares of our common stock and in the form of restricted stock units.  We believe that an appropriate mix of stock options, when granted with exercise prices equal to the fair market value of our common stock on the date of grant, and restricted stock units allow us to compete effectively in the current market, and provides an appropriate long-term incentive for our executive officers, since the stock options reward them only to the extent that our stock price grows and stockholders realize value following their grant date and the restricted stock units provides long-term retentive value

Typically, we have granted stock options to our executive officers, including the Named Executive Officers, as part of the compensation committee’s annual review of executive compensation.  To date, the compensation committee has not applied a rigid formula in determining the size of these equity awards.  Instead, the compensation committee considers and approves an equity award for each executive officer after taking into consideration a compensation analysis performed by our Human Resources Department and/or the compensation committee’s compensation consultant, the equity award recommendations of our CEO (except with respect to his own award), the scope of an executive officer’s performance, contributions, responsibilities and experience, and the amount of equity compensation held by the executive officer (including the current economic value of his unvested equity and the ability of these unvested holdings to satisfy our retention objectives, market conditions, and internal equity).  In making its award decisions, our compensation committee exercises its judgment and discretion to set the size of each award at a level it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

On January 29, 2014, the compensation committee approved the granting of stock option awards and restricted stock unit awards for certain of our executive officers, including the Named Executive Officers, in light of the contributions listed above, including each executive officer’s individual performance for 2013, and an overall assessment of our financial performance in areas such as revenue, bookings, gross margin and cash flow.  On January 29, 2014, the independent members of our board of directors approved our CEO’s cash compensation and approved the granting of equity compensation awards for our CEO.

The size of these stock option grants was determined by the compensation committee based on its evaluation of a compensation analysis prepared by Compensia, its subjective assessment of the performance of each of our executive officers, and its motivation and retention objectives for each of our executive officers.  Initially, the compensation committee reviewed the analysis prepared by Compensia, which was based on its evaluation of the recent equity decisions of the companies in the compensation peer group described above, as well as the practices of similarly-sized companies as reflected in the Radford High-Technology Executive Compensation Survey.  This information was used by the compensation committee to assess current market practices for equity awards to executives and to evaluate how the contemplated awards would influence the total direct compensation of the executive officers.

The compensation committee then exercised its subjective judgment to set the value of the equity awards for each executive officer, taking into consideration its assessment of each individual’s performance (based largely on the recommendations of our CEO), the current equity holdings of each executive officer (with an emphasis on the remaining vesting requirements of any unvested holdings), the relative roles and responsibilities of each executive officer, and its desire to maintain parity in the awards granted to executive officers performing substantially similar responsibilities.  In particular, in the case of the award for Mr. Auvil, the compensation committee considered his performance of his responsibilities as our principal financial executive through our transition to public company status during 2012 and its expectations with respect to his performance of this role in 2013.  The compensation committee also noted that a new award would provide him with additional incentive to remain with the company for the next several years as we aim to expand our business as a public company.  In the case of Ms. Newell, at the time of her hiring, the compensation committee considered her prior experience as an executive officer, the need to be competitive in the current market, and its expectations with respect to her performance of this role in 2013 and for the next several years as we aim to expand our business as a public company.

In the case of the award for Mr. Steele, the compensation committee considered his performance in 2012 through our transition to public company status as well as his efforts to develop our senior management team.  The compensation committee also noted that, as the chief executive officer of a public company with a recent history of steady revenue growth, his ability in moving us toward profitability, and his proven leadership in a growing industry sector, a meaningful equity award was appropriate to set his overall total direct compensation opportunity at a level commensurate with the chief executive officers of the companies in the compensation peer group.  Finally, the compensation committee determined that, in view of his role and responsibilities compared to our other executive officers, Mr. Steele’s award should be significantly larger than those of these other individuals.

The stock options for Mr. Steele and Mr. Auvil were granted with an exercise price equal to $14.12 per share, the fair market value of our common stock as determined by the closing price on that date.  Ms. Newell was granted 175,000 stock options with an exercise price equal to $29.44, the fair market value of our common stock as determined by the closing price on that date, and 75,000 restricted stock units.  The stock option and restricted stock unit award grants made to the Named Executive Officers were as follows:

Named Executive Officer	Number of Shares Underlying Stock Option Grant(s)s and Restricted Stock Unit Award(s)
Mr. Steele	180,000
Mr. Auvil	90,000
Ms. Newell	250,000

Welfare and Other Benefits

We have established a tax-qualified Section 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service.  We currently do not match any contributions made to the plan by our employees, including executive officers. We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code so that contributions by employees to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan.

In addition, we provide other benefits to our executive officers, including the Named Executive Officers, on the same basis as all of our full-time employees in the country in which they are resident.  These benefits include medical, dental, and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage.

We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices.  We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program.  Accordingly, we do not provide perquisites to our executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes.  During 2013, none of the Named Executive Officers received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each Named Executive Officer.

In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation, or retention purposes.  All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation committee.

Employment Agreements

We have entered into employment agreements with each of our executive officers, except as described below, which are comprised of an offer letter, the Proprietary Information and Inventions Agreement, and the Arbitration Agreement.  Our employment agreement with Mr. Steele is comprised solely of an offer letter and the Employee Confidentiality Agreement.  Each of these arrangements was approved on our behalf by our board of directors or, in certain instances, the compensation committee.  We believe that these employment offer letters were necessary to induce these individuals to forego other employment opportunities or leave their current employer for the uncertainty of a demanding position in a new and unfamiliar organization.

In filling these executive positions, our board of directors and the compensation committee, as applicable, was aware that it would be necessary to recruit candidates with the requisite experience and skills to manage a growing business in a unique market niche.  Accordingly, it recognized that it would need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market.  At the same time, our board of directors and the compensation committee was sensitive to the need to integrate new executive officers into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations.

Each of these employment offer letters provided for “at will” employment and sets forth the initial compensation arrangements for the executive officer, including an initial base salary, an annual cash bonus opportunity and/or a commissions plan, and an equity award in the form of a stock option to purchase shares of our common stock.  These letters do not provide for any arrangements for payments or benefits upon termination of their employment in specified circumstances, including following a change in control (except the programmatic benefits inherent in any stock option award for the executives).  These arrangements (including potential payments and terms) are discussed in more detail in the “—Potential Payments upon Termination or Change in Control” section below.

Outstanding Stock Options and Restricted Stock Units

In the event that the employment of an executive officer is involuntarily terminated within 18 months following a change in control of our company for executive officers who have worked for our company one year or more prior to involuntary termination, the unvested shares of our common stock subject to all of the outstanding stock options or restricted stock units previously granted to such executive officer will become immediately vested and exercisable in full, as described in “—Potential Payments Upon Termination or Change in Control.” In the event that the employment of an executive officer is involuntarily terminated within 18 months following a change in control of our company for executive officers who have worked for our company less than one year prior to involuntary termination, the shares of our common stock subject to the outstanding stock options or restricted stock units that are scheduled to be vested through the twelve (12) month anniversary of the change of control event will become immediately vested and exercisable in full, as described in “—Potential Payments Upon Termination or Change in Control.”

Objectives of Protections

We believe that these protections assisted us in attracting these individuals to join our company.  We also believe that these protections serve our executive retention objectives by helping the Named Executive Officers maintain continued focus and dedication to their responsibilities to maximize stockholder value, including in the event that there is a potential transaction that could involve a change in control of our company.  The terms of these agreements were determined after review by our board of directors or the compensation committee, as applicable, of our retention goals for each executive officer and an analysis of relevant market data.

For a summary of the material terms and conditions of these severance and change in control arrangements, see “Potential Payments Upon Termination or Change in Control” below.

Other Compensation Policies

Stock Ownership Guidelines

Currently, we have not implemented a policy regarding minimum stock ownership requirements for our executive officers, including the Named Executive Officers.

Compensation Recovery Policy

Currently, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement.  We intend to adopt a general compensation recovery (clawback) policy covering our annual and long-term incentive award plans and arrangements once we are a publicly-traded company and after the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Act.

Derivatives Trading and Hedging Policy

Our Insider Trading Policy, adopted in April 2012 concurrently with our Initial Public Offering, and amended in March 2013, prohibits the trading of derivatives or the hedging of our equity securities by our employees, including the Named Executive Officers, and directors.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1.0 million paid to the chief executive officer and each of the three other most highly-compensated executive officers (other than the chief financial officer) in any taxable year.  Generally, remuneration in excess of $1.0 million may only be deducted if it is “performance-based compensation” within the meaning of the Code.  In this regard, the compensation income realized upon the exercise of stock options granted under a stockholder-approved stock option plan generally will be deductible so long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied.

Where reasonably practicable, the compensation committee seeks to qualify the variable compensation paid to our executive officers for the “performance-based compensation” exemption from the deductibility limit.  As such, in approving the amount and form of compensation for our executive officers in the future, we will consider all elements of the cost to our company of providing such compensation, including the potential impact of Section 162(m).  In the future, the compensation committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Internal Revenue Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our company that exceeds certain prescribed limits, and that our company (or a successor) may forfeit a deduction on the amounts subject to this additional tax.  We did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 during 2011, and we have not agreed and are not otherwise obligated to provide any executive officer with such a “gross-up” or other reimbursement.

Accounting for Stock-Based Compensation

We follow ASC 718 for our stock-based compensation awards.  ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards.  This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards.  ASC 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.

Executive Compensation Tables

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to our principal executive officer and our two other most highly compensated executive officers serving as such at December 31, 2013 for all services rendered in all capacities to us during 2013.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	Stock Awards ($)(1)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation($)(3)	Total($)(4)

Gary Steele	2013	$441,250		$1,374,732	$344,442	$2,160,424
President and Chief Executive Officer	2012	$377,500		$555,325	$240,779	$1,173,604

Paul Auvil	2013	$336,250		$687,366	$145,377	$1,168,993
Chief Financial Officer	2012	$307,500		$166,598	$112,274	$586,372

Tracy Newell
Executive Vice President, Worldwide Sales	2013	$238,348	$2,400,750	$2,873,710	$58,186	$5,570,994

(1)                   The amounts in this column represent the aggregate grant date fair values of the restricted stock units granted during fiscal 2013.

(2)                   The amounts in this column represent the aggregate grant date fair values of the stock options granted during fiscal 2013, computed in accordance with FASB Accounting Standards Codification Topic 718.

(3)                   The amounts in this column represent total performance-based bonuses earned for services rendered in 2013 under the bonus plan.  As described above, achievement under the Executive Bonus Plan takes into consideration corporate performance measures, in this case annual revenue targets and target EBITDA, as well as individual performance.

(4)                   The amounts in this column represent the sum of the compensation amounts reflected in the other columns of this table.

The following table provide information regarding each unvested stock award and unexercised stock option held by our Named Executive Officers as of December 31, 2013.

Outstanding Equity Awards at December 31, 2013

	Option Awards					Stock Awards
							Market Value of
						Number of Shares	Shares or Units
						or Units That	of Stock That
	Number of Securities					Have Not Vested	Have Not Vested
	Underlying Unexercised			Option	Option	(#)(6)	($)
	Options(#)(1)			Exercise	Expiration
Name	Exercisable	Unexercisable(2)		Price($)(3)(4)	Date
Gary Steele	312,268	0		1.90	10/25/2016
	49,999	0		3.06	1/26/2019
	251,763	0		3.06	3/15/2019
	367,634	107,226	(5)	3.88	3/8/2020
	100,000	31,249		5.48	4/28/2021
	125,000	65,103		7.98	1/22/2022
	180,000	180,000		14.12	3/4/2023

Paul Auvil	200,000	58,333	(5)	3.88	3/8/2020
	37,500	11,718		5.48	4/28/2021
	37,500	19,530		7.98	1/22/2022
	90,000	90,000		14.12	3/4/2023

Tracey Newell						75,000	2,487,750
	175,000	175,000		29.44	10/10/2023

(1)                   Unless otherwise noted in these footnotes, all stock options referenced in this table vest as to 25% of the shares of our common stock subject to the option on the first anniversary of the vesting commencement date, with the remainder of the shares vesting monthly in equal installments over the next three years.

(2)                   Each of these options was exercisable immediately upon grant, subject to our right to repurchase the unvested shares at the exercise price upon termination of the optionee’s employment.  The heading “unexercisable” refers to unvested shares that we still have the right to repurchase upon termination of the optionee’s employment.

(3)                   Represents the fair market value of a share of our common stock, as determined by our board of directors or as determined by the closing market price, on the option’s grant date.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Stock-Based Compensation” of our Annual Report on Form 10-K for a discussion of how we have valued our common stock.

(4)                   Pursuant to the existing option agreements, in the event of a change in control of our company, if the Named Executive Officer has been employed by our company continuously for at least one year at the time of the change of control, then 100% of the then-unvested portion of each Named Executive Officer’s options will accelerate in full in the event of an involuntary termination of employment, as defined in the Named Executive Officer’s option agreement, in connection with or within 18 months following a change in control of our company.  Pursuant to the existing option agreements, in the event of a change in control of our company, if the Named Executive Officer has been employed by our company continuously for less than one year at the time of the change of control, then the total number of each Named Executive Officer’s options scheduled to be vested through the twelve (12) month anniversary of the change of control event will accelerate in full in the event of an involuntary termination of employment, as defined in the Named Executive Officer’s option agreement, in connection with or within 18 months following a change in control of our company.

(5)                   Stock options granted commenced vesting monthly on February 11, 2011.

(6)                   Unless otherwise noted in these footnotes, all restricted stock units referenced in this table vest as to 25% of the shares of our common stock subject to the restricted stock unit on each of the four (4) successive anniversaries of the vesting commencement date.  Pursuant to Ms. Newell’s existing restricted stock unit agreement, in the event of a change in control of our company, if the Ms. Newell has been employed by our company continuously for less than one year at the time of the change of control, then the total number of her restricted stock units scheduled to be vested through the twelve (12) month anniversary of the change of control event will accelerate in full in the event of an involuntary termination of employment, as defined in her restricted stock unit agreement, in connection with or within 18 months following a change in control of our company.

Offer Letters and Arrangements

Gary Steele.   We entered into an offer letter agreement with Mr. Steele, our Chief Executive Officer, on November 17, 2002. Pursuant to the offer letter, Mr. Steele’s initial base salary was established at $190,000 per year.  In addition, following his first year of employment, Mr. Steele was eligible to receive a bonus of $20,000 based on the achievement of mutually agreed-upon objectives.  On December 18, 2002, in accordance with the terms of his offer letter, Mr. Steele was granted a stock option to purchase 666,689 shares of our common stock at an exercise price of $0.10 per share, which was equal to the fair market value of our common stock on the date the option was granted as determined by our board of directors.  This option fully vested four years from the date of Mr. Steele’s commencement of employment.  Mr. Steele’s employment is at will and may be terminated at any time, with or without cause.

Paul Auvil.   We entered into an offer letter agreement with Mr. Auvil, our Chief Financial Officer, on March 9, 2007. Pursuant to the offer letter, Mr. Auvil’s initial base salary was established at $200,000 per year.  In addition, during his first year of employment, Mr. Auvil was eligible to receive a bonus targeted at 20% of his annual base salary, with upside potential based upon individual and/or company over-performance.  The bonus was subject to the terms and conditions of the Executive Bonus Plan.  On April 26, 2007, in accordance with the terms of his offer letter, Mr. Auvil was granted a stock option to purchase 541,398 shares of our common stock at an exercise price of $2.30 per share, which was equal to the fair market value of our common stock on the date the option was granted as determined by our board of directors.  This option vests according to the 2002 Stock Option/Stock Issuance Plan and related stock option agreement.  As of December 31, 2012, this option was fully vested. Mr. Auvil’s employment is at will and may be terminated at any time, with or without cause.

Tracey Newell.  We entered into an offer letter agreement with Ms. Newell, our Executive Vice President, Worldwide Sales, on August 16, 2013.  Pursuant to the offer letter, Ms. Newell’s initial base salary was established at $400,000 per year.  In addition, Ms. Newell was eligible to receive a bonus targeted at 44% of her annual base salary with an additional potential bonus based upon individual and/or company over-performance.  The bonus was subject to the terms and conditions of the Executive Bonus Plan. On October 10, 2013, in accordance with the terms of his offer letter, Ms. Newell was granted an award of 75,000 restricted stock units and a stock option to purchase 175,000 shares of our common stock at an exercise price of $29.44 per share, which was equal to the fair market value of our common stock on the date the option was granted, as determined by the closing price on such date.  The restricted stock units and the stock options vest according to the 2012 Equity Incentive Plan and related restricted stock unit and stock option agreements.  As of December 31, 2013, all of the shares of our common stock subject to this option and restricted stock unit award were unvested.  Ms. Newell’s employment is at will and may be terminated at any time, with or without cause.

Potential Payments Upon Termination or Change-In-Control

Termination

The following table summarizes the amount of the cash severance payment that each of our Named Executive Officers would have been entitled to receive assuming a qualifying termination of employment as of December 31, 2013.  The Named Executive Officers would not have any accelerated stock option benefits for any termination of employment.

Name	Cash Severance Amount
Gary Steele	$0
Paul Auvil	$0
Tracey Newell	$0

Change in Control Arrangements

Generally, our equity award agreements with each of our Named Executive Officers provide for acceleration of the stock options or restricted stock units in the event that the employment of an executive officer is involuntarily terminated (as such term is defined in the applicable equity award agreement) within 18 months following a change in control of our company.  For executive officers who have worked for our company one year or more prior to involuntary termination, the unvested shares of our common stock subject to all of the outstanding stock options or restricted stock units previously granted to such executive officer will become immediately vested and exercisable in full.  For executive officers who have worked for our company less than one year prior to involuntary termination, the shares of our common stock subject to the outstanding stock options and the restricted stock units that are scheduled to be vested through the twelve (12) month anniversary of the change of control event will become immediately vested and exercisable in full.  The following table summarizes the intrinsic value of this acceleration benefit to our Named Executive Officers pursuant to these awards, assuming an involuntary termination of employment and change in control of our company as of December 31, 2013.  Values are based upon the value of a share of our common stock as of December 31, 2013, calculated based on the fair market value as of December 31, 2013 less the exercise price of each outstanding stock option.

Name	Accelerated Stock Option and Restricted Stock Unit Payment Value
Gary Steele	$9,074,879
Paul Auvil	$4,239,506
Tracy Newell	$839,520

Director Compensation

The following table provides information for the fiscal year ended December 31, 2013 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2013.

Director Compensation — 2013

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Eric Hahn	$37,500	$175,446	$212,946
Anthony Bettencourt	$30,000	$146,205	$176,205
Dana Evan	$55,000	$146,205	$201,205
Jonathan Feiber	—	$177,614	$177,614
Kevin Harvey	—	$180,255	$180,255
Philip Koen	$40,000	$146,205	$186,205
Doug Garn	$30,000	$455,258	$475,258
Rob Ward	—	—	—

(1)                   Non-employee directors, who did not otherwise elect to receive their annual board service fees in the form of stock options, received an annual retainer fee of $30,000 plus an additional annual fee as follows: (1) $20,000 for the chair of our audit committee and $10,000 for each of its other members; (2) $12,000 for the chair of our compensation committee and $5,000 for each of its other members; and (3) $7,500 for the chair of our nominating and corporate governance committee and $3,750 for each of its other members.

(2)                   Amount shown in this column reflect the aggregate full grant date fair value calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for awards granted during the fiscal year.  There can be no assurance that this grant date fair value will ever be realized by the non-employee director.  For information regarding the number of stock options held by each non-employee director as of December 31, 2012, see the column “Stock Options Outstanding” in the table below.

Our non-employee directors held the following number of stock options as of December 31, 2013.

Name	Option Awards
Eric Hahn	127,835
Anthony Bettencourt	62,500
Dana Evan	66,163
Jonathan Feiber	32,148
Kevin Harvey	32,748
Philip Koen	47,500
Doug Garn	37,500
Rob Ward	—

Annual and Meeting Fees.  Following the initial public offering in April 2012, our non-employee directors, other than those who are prohibited from receiving director compensation pursuant to the policies of their affiliated funds and other than those who elected to receive their annual board service fees in the form of stock options, were compensated as follows:

•                  $30,000 annual cash retainer;

•                  $20,000 for the chair of our audit committee and $10,000 for each of its other members;

•                  $12,000 for the chair of our compensation committee and $5,000 for each of its other members; and

•                  $7,500 for the chair of our nominating and corporate governance committee and $3,750 for each of its other members.

Equity Awards.  Our non-employee director equity compensation policy provides that each newly-elected or appointed non-employee director will be granted an initial stock option to purchase 37,500 shares of our common stock and, immediately following each annual meeting of our stockholders, each non-employee director will automatically be granted an additional stock option to purchase 12,500 shares of our common stock if the non-employee director has served continuously as a member of our board of directors for at least six months.  Each initial stock option award will vest in equal annual installments over three years from the date of grant while each annual stock option award will vest in full on the earlier of the one-year anniversary of the date of grant or immediately prior to the first annual meeting of our stockholders to occur after the date of grant.  Our non-employee director equity compensation policy also provides that a director can elect to receive the aforementioned annual board service fees in the form of stock options.  One-quarter of each stock option award provided in lieu of annual board service fees will vest upon the completion of each calendar quarter of board service, commencing with the second calendar quarter of the year or with the grant immediately after the annual meeting of our stockholders.  Each of these awards will be immediately exercisable in full; however, any unvested shares issued upon exercise will be subject to a right of repurchase by us upon termination of service, which right will lapse in accordance with the vesting schedule described above.  Options granted to non-employee directors under the policy described above will accelerate and vest in full in the event of a change of control.  The awards will have 10-year terms and will terminate three months following the date the director ceases to be one of our directors or consultants or 12 months following that date if the termination is due to death or disability.  In addition to the awards provided for above, non-employee directors are eligible to receive discretionary equity awards.

Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings, including travel, meal and other expenses incurred to attend meetings solely among the non-employee directors.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2013 were Mr. Harvey, Ms. Evan and Mr. Feiber.  None of the members of our compensation committee in 2013 was at any time during 2013 or at any other time an officer or employee of Proofpoint or any of its subsidiaries, and none had or have any relationships with Proofpoint that are required to be disclosed under Item 404 of Regulation S-K.  None of our executive officers has served as a member of our board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Proofpoint Common Stock

The following table presents the beneficial ownership of our common stock by one holder of more than 5% of our common stock, each of our directors or director nominees; each of our named executive officers; and all of our directors and executive officers as a group. Except for the information about the greater than 5% stockholder, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2014, by each of our directors or director nominees; each of our named executive officers; and all of our directors, director nominees and executive officers as a group.

Percentage ownership of our common stock is based on 36,925,536 shares of our common stock outstanding on March 31, 2014.  We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.  We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2014 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below that owns 5% or more of our common stock is c/o Proofpoint, Inc., 892 Ross Drive, Sunnyvale, California 94089.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Owned
Directors and Named Executive Officers
Anthony Bettencourt(1)*	62,500	0.17%
Sydney Carey(2) *	37,500	0.10%
Dana Evan(3)*	66,163	0.18%
Jonathan Feiber(4)*	80,820	0.22%
Douglas Garn(5)*	37,500	0.10%
Eric Hahn(6)	889,918	2.40%
Kevin Harvey(7)*	267,212	0.72%
Philip Koen(8)*	12,594	0.03%
Gary Steele(9)	1,648,353	4.29%
Paul Auvil(10)	891,398	2.39%
David Knight(11)*	312,000	0.84%
Tracey Newell(12)*	197,000	0.53%
All officers and directors as a group (12 persons)(13)	4,704,958	11.82%
Greater than 5% Beneficial Owner
T. Rowe Price Associates, Inc.	3,511,749	8.82%

*                           Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

†                           Director nominee.

(1)

Includes 62,500 shares subject to options held by Mr. Bettencourt that are exercisable within 60 days of March 31, 2014, of which 25,000 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Bettencourt’s cessation of service prior to vesting.

(2)

Includes 37,500 shares subject to options held by Ms. Carey that are exercisable within 60 days of March 31, 2014, of which 37,500 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Ms. Carey’s cessation of service prior to vesting.

(3)

Includes 66,163 shares subject to options held by Ms. Evan that are exercisable within 60 days of March 31, 2014, of which 12,500 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Ms. Evan’s cessation of service prior to vesting.

(4)

Includes 32,148 shares subject to options held by Mr. Feiber that are exercisable within 60 days of March 31, 2014, of which 13,195 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Feiber’s cessation of service prior to vesting.  Also includes 41,870 shares held by MDV VII, L.P.  Seventh MDV Partners, L.L.C. is the general partner of MDV VII, L.P. and has sole voting and investment power over the shares.  Nancy J. Schoendorf and Mr. Feiber, as managing members of Seventh MDV Partners, L.L.C., share such power.

(5)

Includes 37,500 shares subject to options held by Mr. Garn that are exercisable within 60 days of March 31, 2014, of which 37,500 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Garn’s cessation of service prior to vesting.

(6)

Includes 127,835 shares subject to options held by Mr. Hahn that are exercisable within 60 days of March 31, 2014, of which 15,000 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Hahn’s cessation of service prior to vesting.  Also includes 202,008 shares held by the Hahn Family Trust dated 10/20/1999, 40,000 shares held by the Evan Matthew Hahn Trust, U/A DTD 3/14/1996 and 40,000 shares held by the Jeremy Stephen Hahn Trust, U/A DTD 10/20/1999.  Mr. Hahn is a trustee of each of the foregoing trusts and as such may be deemed to have shared voting and investment power over these shares.

(7)

Includes 32,748 shares subject to options held by Mr. Harvey that are exercisable within 60 days of March 31, 2014, 13,254 of which are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Harvey’s cessation of service prior to vesting.

(8)

Includes 12,500 shares subject to options held by Mr. Koen that are exercisable within 60 days of March 31, 2014, of which 12,500 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Koen’s cessation of service prior to vesting.

(9)

Includes 1,506,664 shares subject to options held by Mr. Steele that are exercisable within 60 days of March 31, 2014, of which 385,598 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Steele’s cessation of service prior to vesting.

(10)

Includes 445,000 shares subject to options held by Mr. Auvil that are exercisable within 60 days of March 31, 2014, of which 202,812 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Auvil’s cessation of service prior to vesting.

(11)

Includes 312,000 shares subject to options held by Mr. Knight that are exercisable within 60 days of March 31, 2014, of which 142,604 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Mr. Knight’s cessation of service prior to vesting.

(12)

Includes 197,000 shares subject to options held by Ms. Newell that are exercisable within 60 days of March 31, 2014, of which 197,000 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon Ms. Newell’s cessation of service prior to vesting.

(13)

Consists of 2,869,558 shares subject to options that are exercisable within 60 days of March 31, 2014 that are held by our directors and officers as a group, of which 1,094,463 are unvested and early exercisable and would be subject to a right of repurchase in our favor upon the holder’s cessation of service prior to vesting.

(14)

As of December 31, 2013, based solely on Schedule 13G filed by T. Rowe Price Associates, Inc. on February 13, 2014 showing sole dispositive powers over the shares.  T. Rowe Price Associates, Inc.’s business address is 100 E. Pratt Street, Baltimore, Maryland 21202.

Equity Compensation Plan Information

The following table presents information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued.  The category “Equity compensation plans approved by security holders” in the table below consists of the 2002 Stock Option/Stock Issuance Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan.  The table does not include information with respect to shares subject to outstanding awards granted under other equity compensation arrangements assumed by Proofpoint in connection with mergers and acquisitions of the companies that originally granted those awards.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(#)		Weighted-average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,222,652	(1)	$8.1733	5,342,856	(2)
Equity compensation plans not approved by security holders(3)	65		$0.00	0

Total	7,222,717		$8.1732	5,342,856

(1)                   Excludes purchase rights accruing under the 2012 Employee Stock Purchase Plan.

(2)                   Includes 759,068 shares that remain available for purchase under the 2012 Employee Stock Purchase Plan and 4,583,788 shares of common stock that are subject to outstanding awards under the 2012 Equity Incentive Plan.  Any such shares of common stock that are subject to outstanding awards under the 2002 Stock Option/Stock Issuance Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 2012 Equity Incentive Plan.  In addition, the number of shares reserved for issuance under our 2012 Equity Incentive Plan will increase automatically on the first day of January of each of 2013 through 2016 by the number of shares equal to 5% of the total outstanding shares of our common stock as of the immediately preceding December 31st. Similarly, the number of shares reserved for issuance under our 2012 Employee Stock Purchase Plan will increase will increase automatically on the first day of January of each of 2013 through 2020 by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31st (rounded to the nearest whole share).

(3)                   Excludes information for options, warrants and other equity rights assumed by Proofpoint in connection with mergers and acquisitions.  As of December 31, 2013, a total of 65 shares of our common stock were issuable upon settlement of outstanding restricted stock units under those other assumed arrangements.  No additional awards may be granted under those assumed arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than compensation arrangements, including employment, termination of employment and change of control arrangements and indemnification arrangements, discussed, when required, above in the section entitled “Executive Compensation,” there are no transactions since January 1, 2013 or currently proposed transactions in which:

•                  we have been or are to be a participant;

•                  the amount involved exceeded or exceeds $120,000; and

•                  any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Independence of Directors

Our board of directors determines the independence of our directors by applying the independence principles and standards established by the NASDAQ Global Market.  These provide that a director is independent only if the board affirmatively determines that the director has no direct or indirect material relationship with our company.  They also specify various relationships that preclude a determination of director independence.  Material relationships may include commercial, industrial, consulting, legal, accounting, charitable, family and other business, professional and personal relationships.

Applying these standards, the board annually reviews the independence of the company’s directors, taking into account all relevant facts and circumstances.  In its most recent review, the board considered, among other things, the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Based upon this review, our board of directors has determined that the following director nominee and members of our board of directors are currently independent as determined under the rules of the NASDAQ Global Market:

Eric Hahn	Jonathan Feiber
Anthony Bettencourt	Doug Garn
Sydney Carey	Kevin Harvey
Dana Evan	Philip Koen

All members of our audit committee, compensation committee, nominating and corporate governance committee must be independent directors as defined by our Corporate Governance Guidelines.  Members of the audit committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from Proofpoint or any of its subsidiaries other than their directors’ compensation.  No member of the audit committee may be a partner, member or principal of a law firm, accounting firm or investment banking firm that accepts consulting or advisory fees from Proofpoint or any of its subsidiaries.  Our board of directors has determined that all members of our audit committee, compensation committee and nominating and corporate governance committee are independent and all members of our audit committee satisfy the relevant SEC additional independence requirements for the members of such committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

We regularly review the services and fees from its independent registered public accounting firm.  These services and fees are also reviewed with our audit committee annually.  In accordance with standard policy, PricewaterhouseCoopers LLP periodically rotates the individuals who are responsible for Proofpoint’s audit.

In addition to performing the audit of Proofpoint’s consolidated financial statements, PricewaterhouseCoopers LLP provided various other services during fiscal 2012 and 2013.  Our audit committee has determined that PricewaterhouseCoopers LLP provisioning of these services, which are described below, does not impair PricewaterhouseCoopers LLP independence from Proofpoint.  The aggregate fees billed for fiscal 2012 and 2013 for each of the following categories of services are as follows:

Fees Billed to Proofpoint	Fiscal Year 2012	Fiscal Year 2013
Audit fees(1)	$1,419,000	$1,175,000
Audit related fees(2)	$0	$25,000
Tax fees(3)	$45,000	$178,319
All other fees(4)	$110,000	$0
Total fees	$1,574,000	$1,378,319

(1) “Audit fees” include fees for audit services primarily related to the audit of the our annual consolidated financial statements; the review of our quarterly consolidated financial statements; comfort letters, consents, and assistance with and review of documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

(2) “Audit related fees” include fees billed for due diligence services in connection with mergers and acquisitions.

(3) “Tax fees” include fees for tax compliance and advice.  Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters; assistance with sales tax; and assistance with tax audits.

(4) “All other fees” include compliance audit fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(3)         Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed or incorporated by reference as part of this Amendment No. 1 to Annual Report on Form 10-K/A. See Exhibit Index immediately following the Signature Pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

PROOFPOINT INC.
By:	/s/ Gary Steele
Gary Steele Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Gary Steele	Chief Executive Officer	May 8, 2014
Gary Steele	(principal executive officer)

*	Chief Financial Officer	May 8, 2014
Paul Auvil	(principal financial and accounting officer)

*		May 8, 2014
Anthony Bettencourt	Director

*		May 8, 2014
Sydney Carey	Director

*		May 8, 2014
Dana Evan	Director

*		May 8, 2014
Jonathan Feiber	Director

*		May 8, 2014
Douglas Garn	Director

*		May 8, 2014
Eric Hahn	Director

*		May 8, 2014
Kevin Harvey	Director

*		May 8, 2014
Philip Koen	Director

*By:	/s/ Gary Steele
Gary Steele
Attorney-in-Fact

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.01		Agreement and Plan of Merger for Armorize Technologies, Inc.	10-Q	001-35506	November 12, 2013	2.1
2.02		Agreement and Plan of Merger for Sendmail, Inc.	10-K	001-35506	March 14, 2014	2.02
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	S-1A	333-178479	April 9, 2012	3.04
4.01		Form of Registrant’s common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Fourth Amended and Restated Investors’ Rights Agreement by and among the Registrant and the investors named therein of the Registrant dated February 19, 2008.	S-1	333-178479	December 14, 2011	4.02
4.03		Indenture between Proofpoint, Inc. and Wells Fargo Bank, National Association, dated as of December 11, 2013 including the form of 1.25% Convertible Senior Notes due 2018 therein.	8-K	131-271285	December 11, 2013	4.03
10.01		Form of Indemnity Agreement.	S-1A	333-178479	April 9, 2012	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.06		Loan and Security Agreement, dated as of April 19, 2011, as amended May 19, 2011, between the Registrant and Silicon Valley Bank.	S-1	333-178479	December 14, 2011	10.06
10.07		Third Amendment to Loan and Security Agreement, dated February 27, 2014, between the Registrant and Silicon Valley Bank	10-K	001-35506	March 14, 2014	10.07
10.08	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.09	†	Offer letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.10	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.11	†	Offer Letter to Tracey Newell from the Registrant, dated August 16, 2013.	10-K	001-35506	March 14, 2014	10.11
21.01		Subsidiaries of Registrant.	10-K	001-35506	March 14, 2014	21.01
23.01		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	10-K	001-35506	March 14, 2014	23.01
31.01		Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

† Indicates a management contract or compensatory plan.