Form 10-Q
period 2014-03-31
PROOFPOINT INC
filed 2014-05-08
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of April 25, 2014: 36,991,116 shares.

PROOFPOINT, INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$257,247	$243,786
Short-term investments	—	8,015
Accounts receivable, net of allowance for doubtful accounts of $270 and $276 at March 31, 2014 and December 31, 2013, respectively	22,347	26,221
Inventory	1,296	860
Deferred product costs, current	1,222	1,004
Prepaid expenses and other current assets	8,750	7,963
Total current assets	290,862	287,849
Property and equipment, net	12,853	11,221
Deferred product costs, noncurrent	282	357
Goodwill	63,764	63,764
Intangible assets, net	21,016	22,976
Other noncurrent assets	4,297	4,392
Total assets	$393,074	$390,559
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,804	$7,281
Accrued liabilities	18,519	19,260
Notes payable and lease obligations, current	1,659	1,655
Deferred rent, current	246	297
Deferred revenue, current	92,643	89,450
Total current liabilities	121,871	117,943
Convertible senior notes	155,058	152,928
Notes payable and lease obligations, noncurrent	280	695
Other long term liabilities, noncurrent	7,324	7,300
Deferred revenue, noncurrent	35,250	34,533
Total liabilities	319,783	313,399

Stockholders’ Equity
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 36,926 and 36,140 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	297,691	287,165
Accumulated deficit	(224,404)	(210,009)
Total stockholders’ equity	73,291	77,160
Total liabilities and stockholders’ equity	$393,074	$390,559
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Subscription	$41,204	$28,452
Hardware and services	1,500	2,312
Total revenue	42,704	30,764
Cost of revenue:(1)(2)
Subscription	11,451	7,829
Hardware and services	2,260	1,239
Total cost of revenue	13,711	9,068
Gross profit	28,993	21,696
Operating expense:(1)(2)
Research and development	11,948	7,562
Sales and marketing	22,818	16,128
General and administrative	5,506	3,902
Total operating expense	40,272	27,592
Operating loss	(11,279)	(5,896)
Interest expense, net	(2,773)	12
Other expense, net	(199)	(367)
Loss before provision for income taxes	(14,251)	(6,251)
Provision for income taxes	(144)	(142)
Net loss	$(14,395)	$(6,393)
Net loss per share, basic and diluted	$(0.39)	$(0.19)
Weighted average shares outstanding, basic and diluted	36,564	33,461
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$412	$232
Cost of hardware and services revenue	129	36
Research and development	2,034	505
Sales and marketing	2,097	774
General and administrative	1,301	524
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$829	$326
Research and development	23	8
Sales and marketing	1,097	70
General and administrative	11	—
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(14,395)	$(6,393)
Other comprehensive loss, net of tax:
Unrealized losses on short-term investments, net	—	(14)
Comprehensive loss	$(14,395)	$(6,407)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(14,395)	$(6,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,802	1,677
Accretion of discounts on investments	15	239
Provision for allowance for doubtful accounts	(7)	17
Stock‑based compensation	5,973	2,071
Deferred income taxes	117	—
Change in fair value of contingent earn-outs	5	—
Amortization of debt issuance costs and accretion of debt discount	2,143	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,881	(2,446)
Inventory	(435)	157
Deferred products costs	(143)	(47)
Prepaid expenses and other current assets	(789)	(68)
Noncurrent assets	(89)	6
Accounts payable	762	1,738
Accrued liabilities	(613)	(126)
Deferred rent	(18)	49
Deferred revenue	3,910	4,321
Net cash provided by operating activities	4,119	1,195
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	8,000	21,836
Purchase of short-term investments	—	(20,413)
Purchase of property and equipment	(2,291)	(988)
Net cash provided by investing activities	5,709	435
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	4,155	4,184
Payments of debt issuance costs	(111)	—
Repayments of notes payable and loans	(411)	(414)
Net cash provided by financing activities	3,633	3,770
Net increase in cash and cash equivalents	13,461	5,400
Cash and cash equivalents
Beginning of period	243,786	39,254
End of period	$257,247	$44,654

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$2,219	$818

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
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair statement of results for the interim periods presented have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accompanying Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2013 Annual Report on Form 10-K.
There have been no material changes to the Company's significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, including those described below.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, "Intangibles—Goodwill and Other" and performs an annual goodwill impairment test during the fourth quarter of the Company's fiscal year and more frequently if an event or circumstances indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment was identified by the Company as of March 31, 2014.

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
In the accompanying Condensed Consolidated Statements of Operations, revenue is categorized as "subscription" and "hardware and services." Although the Company is unable to separate its multiple elements under the applicable revenue recognition guidance since it does not have sufficient VSOE of fair value for revenue recognition purposes, the Company has used a systematic and rational estimate to classify revenue between subscription and hardware and services. For presentation purposes only, the Company allocates revenue to hardware and services based upon management's best estimate of fair value of such deliverables using a cost plus model. The remaining consideration of the arrangement is then allocated to subscription revenue. Management believes that this methodology provides a reasonable basis to allocate revenue between "subscription" and "hardware and services" for presentation purposes.
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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through March 31, 2014, the Company has not experienced significant credit losses.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.
Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. Total comprehensive loss has been presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss. The Company had no significant reclassifications out of accumulated other comprehensive loss into net loss for the three months ended March 31, 2014 and 2013.
Recent Accounting Policies
In July 2013, the FASB issued ASU 2013-11, "Income Taxes", a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and had no material impact to the Company's financial statements.

2. Acquisitions

In 2013, the Company acquired five companies (collectively, the "Acquisitions"). Each acquisition was accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company were recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill is not deductible for tax purposes.

Sendmail, Inc.

On October 1, 2013 (the "Sendmail Acquisition Date"), the Company acquired Sendmail, Inc. ("Sendmail"), a leading provider of messaging infrastructure solutions to enterprises whose solutions ensure global email connectivity, routing and message delivery between people, systems and applications located on-premise, in-cloud or on mobile devices. The Company paid $12,463 in cash consideration, which was net of cash acquired of $1,117. Of the cash consideration paid, $3,422 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on

Form 10-Q. As part of the acquisition, the Company assumed and paid off $7,933 in long-term debt on the Sendmail Acquisition Date.

Armorize Technologies, Inc.

On September 5, 2013 (the "Armorize Acquisition Date"), the Company acquired Armorize Technologies, Inc. ("Armorize"), a Taiwan-based developer and retailer of leading cloud-based SaaS anti-malware products. The Company paid $24,215 in cash consideration, which was net of cash acquired of $1,746. Of the cash consideration paid, $3,750 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q.

Abaca Technology Corporation

On July 19, 2013 (the "Abaca Technology Acquisition Date"), the Company acquired Abaca Technology Corporation ("Abaca Technology"), who specializes in email filtering and protection algorithms and their cloud-based, in-memory threat scoring technologies. The Company paid $23 in cash consideration, which was net of cash acquired of $3. The purchase consideration included an additional amount of $1,520 which was held back to secure contingent liabilities related to indemnification obligations and has not been released as of the filing date of this Quarterly Report on Form 10-Q.

eDynamics, LLC

On July 10, 2013 (the "eDynamics Acquisition Date"), the Company purchased substantially all of the business intellectual property and assumed certain liabilities of eDynamics, LLC ("eDynamics"), a social media archiving company, for $500 in cash consideration. The Company also agreed to pay earn-out consideration ("Acquisition-related contingent earn-out liability") of up to $600 through April 2014, such liability being contingent upon the achievement of specified product development milestones. The purchase consideration also included an additional amount of $100, which was held back to secure any claims that may arise in the 12-month period after the eDynamics Acquisition Date. The Company paid $100 of the Acquisition-related contingent earn-out liability during the year ended December 31, 2013 and expects to pay the remaining amount in 2014.

Mail Distiller Limited

On April 5, 2013 (the "Mail Distiller Acquisition Date"), acquired Mail Distiller Limited, a Northern Ireland Company ("Mail Distiller"), a European-based provider of SaaS email security solutions. The Company paid $3,771 in cash consideration, which was net of cash acquired of $60. The purchase consideration included an additional amount of $669 held back to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q.

3. Goodwill and Intangible Assets
The goodwill balance as of March 31, 2014 totaling $63,764 was the result of the acquisitions from 2011 and 2013.
Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,468	$(18,211)	$11,257	$29,468	$(17,383)	$12,085
Customer relationships	13,282	(4,744)	8,538	13,282	(3,726)	9,556
Non-compete agreements	804	(243)	561	804	(170)	634
Trademark and patents	806	(146)	660	806	(105)	701
	$44,360	$(23,344)	$21,016	$44,360	$(21,384)	$22,976

Amortization expense of intangible assets totaled $1,960 and $404, respectively, for the three months ended March 31, 2014 and 2013.
Future estimated amortization costs of intangible assets as of March 31, 2014 are presented below:

Year ending December 31,
2014, remainder	$5,898
2015	7,100
2016	4,767
2017	1,622
2018	1,175
Thereafter	454
$21,016

4. Fair Value Measurements and Investments
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

In connection with the acquisition of eDynamics in 2013, a liability was recognized on the eDynamics Acquisition Date for the estimate of the fair value of the Company's contingent earn-out payments related to eDynamics. The Company determined the fair value of the Acquisition-related contingent earn-out liability based on the probability-based attainment of product development milestones. Any changes to the variables and assumptions could significantly impact the estimated fair values recorded for the liability, resulting in significant charges to the accompanying Condensed Consolidated Statements of Operations. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements, which reflect the Company's own assumptions concerning achievement of the product development milestones of eDynamics, in measuring the fair value of the Acquisition-related contingent earn-out liability.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2014 and December 31, 2013 and the classification by level of input within the fair value hierarchy:

	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$233,253	$233,253	$—	$—

Liabilities
Acquisition-related contingent earn-out liability	$500	$—	$—	$500

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$215,094	$215,094	$—	$—
Short-term investments:
Corporate debt securities	6,015	—	6,015	—
Certificates of deposit	2,000	—	2,000	—
Total financial assets	$223,109	$215,094	$8,015	$—

Liabilities
Acquisition-related contingent earn-out liability	$495	$—	$—	$495

Based on quoted market prices as of March 31, 2014, the fair value of the 1.25% Convertible Senior Notes was approximately $236,610, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$495
Adjustments to fair value during the period recorded in General and administrative expenses	5
Balance at March 31, 2014	$500
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

Investments
The cost basis of the Company’s cash and cash equivalents and available-for-sale investments approximated their fair values as of March 31, 2014 and December 31, 2013 as follows:

March 31, 2014
Cash and cash equivalents:
Cash	$23,994
Money market funds	233,253
Total	$257,247

December 31, 2013
Cash and cash equivalents:
Cash	$28,692
Money market funds	215,094
Total	$243,786

Short-term investments:
Corporate debt securities	$6,015
Certificate of deposit	2,000
Total	$8,015
As of March 31, 2014, the Company had no outstanding short-term investments.

5. Commitments and Contingencies
Operating Leases
In March 2014, the Company entered into an amendment to extend the lease agreement of its corporate offices located in Sunnyvale, California through December 31, 2019, which included an expansion of office space. Overall, the Company has noncancellable operating leases with various expiration dates through December 2019.
Rent expense was $538 and $400, respectively, for the three months ended March 31, 2014 and 2013.
Capital Leases
In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5% and are secured by fixed assets used in the Company's office locations.
At March 31, 2014, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2014, remainder	$14	$3,393
2015	11	4,068
2016	—	3,555
2017	—	2,808
2018	—	2,729
Thereafter	—	2,638
Total minimum lease payments	25	$19,191
Less: Amount representing interest	(1)
Present value of capital lease obligations	24
Less: current portion	(18)
Long-term portion of capital lease obligations	$6

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims incident to the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provide no basis or facts in support of this sum. Based on the early stage of the claims and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. The Company and Armorize intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

6. Convertible Senior Notes

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

The Notes are unsecured and rank senior in right of payment to any indebtedness expressly subordinated in right of payment to the Notes. They rank equally with the Company's other existing and future unsecured indebtedness that is not subordinated and are structurally subordinated to any current or future secured indebtedness to the extent of the value of the assets securing the indebtedness and other liabilities of the Company's subsidiaries.

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

At March 31, 2014, the net carrying amount of the liability component of the Notes consists of:

Liability component:
Principal	$201,250
Less: debt discount, net of amortization	(46,192)
Net carrying amount	$155,058

Equity component (1)	$43,293
(1) Recorded in the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $1,285 issuance costs in equity

For the three months ended March 31, 2014, the Company incurred the interest expense related to the Notes:

1.25% coupon	$629
Amortization of debt discount	2,130
Amortization of debt issuance costs	13
$2,772

7. Debt
Equipment Financing Loans
The Company entered into a new equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.5%. As of March 31, 2014, the interest rate on the outstanding advances was 4.5%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at March 31, 2014 were $1,915. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of March 31, 2014, the Company was in compliance with the financial covenant.
Interest expense was $28 and $42, respectively, for the three months ended March 31, 2014 and 2013.
At March 31, 2014, the remaining repayment commitments related to the equipment loans are as follows:

Year ending December 31,
2014, remainder	$1,231
2015	684
$1,915
8. Common Stock

As of March 31, 2014, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share. The Company had 36,926 and 36,140 shares, respectively, issued and outstanding at March 31, 2014 and December 31, 2013.
Number of shares of common stock reserved for future issuance was as follows:

	As of March 31,	As of December 31,
	2014	2013
Shares available for future grant under the stock plans	5,661	4,584
Options outstanding under stock plans	6,809	7,223
Shares available for future issuance under ESPP	1,120	759
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	1,574	1,216
Common stock issuable upon conversion of the convertible senior notes	5,158	5,158
Total shares reserved	20,322	18,940
9. Stock Equity Plans

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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed 10 years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. Restricted stock awards generally vest over a four-year period. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2014, 5,661 shares were available for future grant.
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

The weighted average fair value of stock options granted to employees during the three months ended March 31, 2014 and 2013, was $19.93 and $7.53, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected life (in years)	6.00-6.08	6.08
Volatility	58%	58%
Risk-free interest rate	1.9%	1.1%
Dividend yield	—%	—%

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

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2013	7,223	$8.17	6.82	$180,543
Options granted	439	36.08
Options exercised	(759)	6.23
Options forfeited and canceled	(94)	10.41
Balance at March 31, 2014	6,809	$10.16	6.99	$183,341

The total intrinsic value of options exercised was $25,413 and $10,022, respectively, for the three months ended March 31, 2014 and 2013. Total cash proceeds from such option exercises were $4,729 and $4,303, respectively, for the three months ended March 31, 2014 and 2013.

The fair value of option grants that vested was $2,961 and $2,203, respectively, during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had unamortized stock-based compensation expense of $21,535 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.36 years.

Restricted Stock Units

A summary of the status of RSUs awarded and unvested under the stock option plans as of March 31, 2014 is presented below:

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2013	1,214	$29.57
Awards granted	414	40.21
Awards vested	(39)	41.37
Awards forfeited	(15)	29.88
Awarded and unvested at March 31, 2014	1,574	$32.15

As of March 31, 2014, there was $35,050 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.54 years.

Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock was initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2014, there were 1,120 shares of the Company's common stock available for future issuance under the ESPP.
There were no stock purchase rights granted under the ESPP during the three months ended March 31, 2014 and March 31, 2013.

As of March 31, 2014, the Company expects to recognize $166 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.
10. Net Loss per Share
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Stock options to purchase common stock	6,809	9,554
Employee stock purchase plan	89	133
Common stock subject to repurchase	—	3
Restricted stock units	1,574	1
Convertible senior notes	5,158	—
Total	13,630	9,691

11. Segment Reporting
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
The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended March 31,
	2014	2013
Total revenue by solution:
Privacy, Protection and Security	$32,603	$21,766
Archiving and Governance	10,101	8,998
Total revenue	$42,704	$30,764

	Three Months Ended March 31,
	2014	2013
Total revenue:
United States	$35,217	$25,509
Rest of world	7,487	5,255
Total revenue	$42,704	$30,764

	As of March 31,	As of December 31,
	2014	2013
Long-lived assets:
United States	$10,528	$9,425
Rest of world	2,325	1,796
Total long‑lived assets	$12,853	$11,221

12. Income Taxes
The Company’s quarterly provision for income taxes is based on an estimated effective annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Income tax expense for the three months ended March 31, 2014 was $144 on a pre-tax loss of $14,251. Income tax expense for the three months ended March 31, 2013 was $142 on a pre-tax loss of $6,251. As of March 31, 2014, the income tax rate varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses do not result in the recognition of corresponding income tax benefits.

The Company's effective tax rate for the three months ended March 31,2014 decreased to 1.0% from 2.3% for the same prior year period. The current period's effective tax rate was impacted by an increase in pre-tax losses as compared to the pre-tax losses for the same prior year period.

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

As of March 31, 2014, the Company's gross uncertain tax benefits totaled $3,858, excluding related accrued interest and penalties of $228. As of March 31, 2014, $1,501 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the three months ended March 31, 2014, the Company's gross uncertain tax benefits increased $35. The increase is comprised of a $75 increase for tax positions taken in the current period offset by a $40 decrease for tax positions taken in prior period.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K for fiscal year 2013, or 2013 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2013 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Proofpoint is a pioneering security-as-a-service ("SaaS") vendor that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our SaaS platform is comprised of an integrated suite of on-demand data protection solutions, including threat management, regulatory compliance, data governance, and secure communication.

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. As the threat environment has continued to evolve, we have dedicated significant resources to meet the ongoing challenges that this highly dynamic environment creates for our customers such as investing significantly to expand the breadth of our data protection platform as these expenditures are primarily in connection with the replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud-based architecture.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 90% of total revenue in 2011 to 96% in the three months ended March 31, 2014.

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

Historically, the majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 42% for the three months ended March 31, 2014 as compared to prior year. As of March 31, 2014, we had approximately 3,100 customers around the world, including 40 of the Fortune 100. In terms of customer concentration, one partner accounted for 12% of our total revenue for the three months ended March 31, 2014, although the partner sold to a number of end-user customers, none which accounted for more than 10% of our total revenue. Other than the aforementioned partner above, there were no other single partners or customers that accounted for more than 10% of our total revenue in the three months ended March 31, 2014.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

We completed five acquisitions in 2013 to complement our solutions offerings which are more fully described in Note 2 to our accompanying Condensed Consolidated Financial Statements included in this report.

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

With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 17 to 22 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total revenue	$42,704	$30,764
Growth	39%	25%
Subscription revenue	$41,204	$28,452
Growth	45%	22%
Adjusted subscription gross profit	$30,994	$21,181
% of subscription revenue	75%	74%
Billings	$46,614	$35,085
Growth	33%	47%
Adjusted EBITDA	$(1,370)	$(2,109)
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

The following unaudited table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Subscription revenue	$41,204	$28,452
Cost of subscription revenue	11,451	7,829
Subscription gross profit	29,753	20,623

Stock‑based compensation	412	232
Amortization of intangible assets	829	326
Adjusted subscription gross profit	$30,994	$21,181

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

The following unaudited table presents the reconciliation of total revenue to billings for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total revenue	$42,704	$30,764
Deferred revenue
Ending	127,893	91,180
Beginning	123,983	86,859
Net change	3,910	4,321
Billings	$46,614	$35,085
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest income (expense), net, provision for (benefit from) income taxes, stock‑based compensation, acquisition- and litigation-related expense, other income, and other expense. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
It is useful to exclude certain non-cash charges, such as depreciation, amortization of intangible assets and stock‑based compensation and non-core operational charges, such as acquisition- and litigation-related expenses, from adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock‑based awards, as the case may be.
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
The following unaudited table presents the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(14,395)	$(6,393)
Depreciation	1,842	1,273
Amortization of intangible assets	1,960	404
Interest expense (income), net	2,773	(12)
Provision for income taxes	144	142
EBITDA	(7,676)	(4,586)
Stock-based compensation expense	5,973	2,071
Acquisition-related expense	12	39
Litigation-related expense	122	—
Other income	(10)	(2)
Other expense	209	369
Adjusted EBITDA	$(1,370)	$(2,109)

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly.
We believe that the estimates, assumptions and judgments involved in business combinations, revenue recognition, deferred revenue, stock-based compensation and accounting for income taxes have the greatest potential impact on our accompanying Condensed Consolidated Financial Statements, and consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2013 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.
Components of Our Results of Operations
Business Combinations
In each of our acquisitions, we used the purchase method of accounting which requires us to allocate the fair value of the total consideration transferred to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition, with the difference between the net assets acquired and the total consideration transferred recorded as goodwill. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on significant estimates and assumptions determined by management. These estimates and assumptions are inherently uncertain and subject to refinement, as a result, during the adjustment period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired or liabilities assumed with any corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our accompanying Condensed Consolidated Statements of Operations.

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

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business. Our headcount increased from 449 employees as of December 31, 2012 to 716 employees as of March 31, 2014. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

Research and Development.    Research and development expenses include personnel costs, consulting services and depreciation. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position, however, over the longer term, we intend to monitor these costs so as to decrease this spending as a percentage of total revenue. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, our capitalized costs on software developed for internal use on behalf of our customers were not material. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.

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

	Three Months Ended March 31,
	2014		2013
	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$41,204	96%	$28,452	92%
Hardware and services	1,500	4	2,312	8
Total revenue	42,704	100	30,764	100
Cost of revenue:
Subscription	11,451	27	7,829	25
Hardware and services	2,260	5	1,239	4
Total cost of revenue	13,711	32	9,068	29
Gross profit	28,993	68	21,696	71
Operating expense:
Research and development	11,948	28	7,562	25
Sales and marketing	22,818	53	16,128	52
General and administrative	5,506	13	3,902	13
Total operating expense	40,272	94	27,592	90
Operating loss	(11,279)	(26)	(5,896)	(19)
Interest expense, net	(2,773)	(7)	12	—
Other expense, net	(199)	—	(367)	(1)
Loss before provision for income taxes	(14,251)	(33)	(6,251)	(20)
Provision for income taxes	(144)	—	(142)	—
Net loss	$(14,395)	(33)%	$(6,393)	(20)%

Comparison of the three months ended March 31, 2014 and 2013:
Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Revenue
Subscription	$41,204	$28,452	45%
Hardware and services	1,500	2,312	(35)
Total revenue	$42,704	$30,764	39%
Subscription revenue for the three months ended March 31, 2014 increased $12.8 million, or 45%, as compared to the corresponding period last year. This increase was primarily due to a $10.9 million increase in subscription revenue contributed from the United States, including $2.4 million released from deferred revenue related to an acquisition in the fourth quarter of 2013. To a lesser extent, for the same period, there was a $1.9 million increase from our international operations. These increases were due to our ongoing investment in sales and marketing resources, including net headcount increase in sales and marketing personnel, combined with improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT led to the increase in demand for data protection and governance solutions.
Hardware and services revenue for the three months ended March 31, 2014 decreased $0.8 million, or 35%, as compared to the corresponding period last year, primarily due to the timing of a revenue recognition in professional services upon completion of the service during the three months ended March 31, 2013 that did not reoccur during the three months ended March 31, 2014.
Cost of Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Cost of revenue
Subscription	$11,451	$7,829	46%
Hardware and services	2,260	1,239	82
Total cost of revenue	$13,711	$9,068	51%
Cost of subscription revenue for the three months ended March 31, 2014 increased $3.6 million, or 46%, compared to the corresponding period last year. Operations-related expenses increased $1.7 million as a result of higher headcount costs, ISP network services, depreciation of fixed assets, amortization of intangible assets from 2013 acquisitions, partially offset by a decrease in amortization expense of intangible assets acquired in 2011. Customer-support related expenses increased $0.9 million from more headcount costs and greater consulting services needed as we grew. The increase of $0.6 million in data centers is due to the ongoing growth in usage by new and existing customers as we expanded operations since 2013. Royalty expense increased $0.5 million due to the expiration of a third-party license agreement during the three months ended March 31, 2014 as well as the costs from license agreements acquired from an acquisition in the fourth quarter of 2013.
Cost of hardware and service revenue for the three months ended March 31, 2014 increased $1.0 million, or 82%, compared to the corresponding period last year. This increase was primarily due to the increase in headcount-related and consulting expenses as we expanded operations since 2013.
Operating Expenses

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Research and development	$11,948	$7,562	58%
Percent of total revenue	28%	25%
Research and development expense increased $4.4 million, or 58%, for the three months ended March 31, 2014 as compared to the corresponding period last year. This change was primarily due to increased personnel costs of $3.9 million, including an increase of $1.5 million in stock-based compensation expense, as a result of headcount increases, partially due to the acquisitions in 2013, as we continue our focus on enhancing and expanding our solutions and platforms. Additionally, we incurred more corporate expenses of $0.3 million from higher allocated costs from facilities, human resources and IT-support functions as we grew year-over-year, and increased facilities costs of $0.2 million from more contract and ISP network services.

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Sales and marketing	$22,818	$16,128	41%
Percent of total revenue	53%	52%
Sales and marketing expense increased $6.7 million, or 41%, for the three months ended March 31, 2014, as compared to the corresponding period last year. Headcount increase on a worldwide basis resulted in increased employee compensation related expenses of $5.4 million, including an increase in stock-based compensation expense of $1.3 million. There were also increases of $1.2 million to facilities and corporate expenses, primarily due to a net $0.8 million increase of intangible amortization expense from the acquisitions in 2013. Additionally, travel expenses increased $0.2 million as a result of our continued investment in key marketing and lead generation programs.

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
General and administrative	$5,506	$3,902	41%
Percent of total revenue	13%	13%
General and administrative expense increased $1.6 million, or 41%, for the three months ended March 31, 2014 as compared to the corresponding period last year. This change was primarily due to increases in personnel costs of $1.1 million from higher headcount and professional service fees of $0.1 million as a result of the acquisitions and additional foreign operations. There were also increases in facilities and outside services of $0.4 million from greater costs in most areas such as depreciation, insurance, facility rent, utilities, consulting and other areas as we expanded operations and acquired five companies in 2013.

Other Expense, Net

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Other expense, net	$(199)	$(367)	(46%)
Total other expense, net decreased $0.2 million for the three months ended March 31, 2014, as compared to the corresponding period last year, primarily due to lower foreign currency loss.

Provision For Income Taxes

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Provision for income taxes	$(144)	$(142)	(1)%

The change in provision for income taxes was insignificant for the three months ended March 31, 2014 as compared to the corresponding period last year.

Liquidity and Capital Resources
As of March 31, 2014, we had $257.2 million in cash and cash equivalents, primarily from the proceeds raised from the convertible senior notes as described below.

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

We have also utilized equipment lines to fund capital purchases. Most recently, we entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of March 31, 2014, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at March 31, 2014 were $1.9 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of March 31, 2014, we were in compliance with the financial covenant.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$4,119	$1,195
Net cash provided by investing activities	5,709	435
Net cash provided by financing activities	3,633	3,770
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
During the three months ended March 31, 2014, operating activities provided $4.1 million of cash which was the result of cash generated from operations of $6.5 million and non-cash adjustments of $12.0 million, partially offset by a net loss of $14.4 million. Cash generated from operations included the net changes in certain working capital items, most notably the increases in cash that resulted from $3.9 million decrease in accounts receivable balances attributable to higher billings and the timing of collections at the end of the first quarter of 2014, as well as higher accounts payable balances totaling $0.8 million, primarily due to timing of payments at the end of each period. These increases to cash generated were partially offset by higher inventory spending of $0.4 million, primarily from greater spending on appliance inventory and computer equipment for future use, higher spending on prepaid expenses and other current assets of $0.8 million, primarily from prepayments during the period of certain costs for the year and higher payments on accrued liabilities of $0.6 million, primarily from the payments of 2013 bonus and commissions that occurred in the first quarter of 2014, partially offset by interest obligations on the Notes and accruals for costs from increased headcount and expanded operations. Cash generated from operations was further due to an increase in deferred revenue of $3.9 million related to increased billings and the timing of revenue recognition. Non-cash adjustments included depreciation, amortization, accretion of investments and stock‑based compensation expense due to capital expenditures and headcount growth, primarily related to continued investment in our business.
During the three months ended March 31, 2013, operating activities generated $1.2 million of cash which was the result of cash generated from operations of $3.6 million and non-cash adjustments of $4.0 million, partially offset by a net loss of $6.4 million. Cash generated from operations included the net change in certain working capital items, most notably increases in accounts payable of $1.7 million related to timing of expenses paid during the period and increases in deferred revenue of $4.3 million, related to timing of revenue recognition and increased sales. Partially offsetting the increases were decreases in accounts receivable of $2.4 million related to the timing of receipts. Non-cash adjustments included depreciation, amortization, accretion of investments and stock‑based compensation expense due to capital expenditures and headcount growth, primarily related to continued investment in our business.

Net Cash Flows Provided by Investing Activities

Our primary investing activities have consisted of the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Cash from investing activities increased $5.7 million of cash during the three months ended March 31, 2014 primarily due to proceeds of $8.0 million from sales and maturities of the short-term investments, partially offset by $2.3 million used to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture.
During the three months ended March 31, 2013, cash from investing activities provided $0.4 million of cash primarily due to proceeds of $21.8 million from sales and maturities of the short-term investments, offset by purchases of short-term investments of $20.4 million. In addition, we used $1.0 million to purchase equipment for infrastructure expansion.

Net Cash Flows Provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2014 was $3.6 million. This was primarily related to $4.2 million of proceeds from the exercise of stock options and purchases made under the employee stock purchase plan, partially offset by $0.4 million in repayments under our equipment financing loans.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of March 31, 2014, we had cash and cash equivalents of $257.2 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2014, we had an outstanding balance of $201.3 million aggregate principle amount of the Notes, which has a fixed interest rate of 1.25%, and other outstanding borrowings with principal amounts of $1.9 million, which has a fixed interest rate of 4.5%. We carry these instruments at face value, less relative fair value of conversion option allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates as interest rate changes and, in the case of the Notes, when the market price of our common stock fluctuates.

Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $0.4 million and $0.2 million, respectively, for the three months ended March 31, 2014 and 2013. Transaction gains and losses are included in other income (expense), net.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
On December 16, 2013, Finjan, Inc. sued us and our wholly-owned subsidiary, Armorize Technologies, Inc. in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. We filed an answer to this complaint on February 10, 2014. On April 15, 2014, Finjan's initial disclosures in the lawsuit alleged approximately $13.5 million in damages, but provide no basis or facts in support of this sum. Based on the early stage of the claims and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which we are exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. We intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows.
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
We have incurred net losses in every year since our inception, including net losses of approximately $14.4 million and $6.4 million, respectively, for the three months ended March 31, 2014 and 2013. As a result, we had an accumulated deficit of $224.4 million as of March 31, 2014. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
One key element of our growth strategy is to develop a worldwide customer base and expand our operations worldwide. Our international revenue has grown since the beginning of 2013 as we have added employees, offices and customers internationally, particularly in Europe and Asia.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. For example, on December 16, 2013, Finjan, Inc. sued the Company and Armorize in the United States District Court, Northern District, of California for alleged patent infringement. To the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third‑party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.
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
We have experienced significant growth in recent periods. For example, we grew from 158 employees as of December 31, 2007 to 716 as of March 31, 2014. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
We have, and may further, expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders and consume corporate resources that otherwise would be necessary to sustain and grow our business.
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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of March 31, 2014, we had $84.8 million in goodwill and intangible assets recorded on our accompanying Condensed Consolidated Balance Sheets. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.06	Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P. dated as of March 28, 2011, as amended July 28, 2011 and March 3, 2014					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document.					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 8, 2014.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)