Form 10-Q
period 2014-06-30
PROOFPOINT INC
filed 2014-08-07
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 31, 2014: 37,410,336 shares.

PROOFPOINT, INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$226,845	$243,786
Short-term investments	—	8,015
Accounts receivable, net of allowance for doubtful accounts of $271 and $276 at June 30, 2014 and December 31, 2013, respectively	26,273	26,221
Inventory	1,343	860
Deferred product costs, current	1,943	1,004
Prepaid expenses and other current assets	10,272	7,963
Total current assets	266,676	287,849
Property and equipment, net	15,337	11,221
Deferred product costs, noncurrent	413	357
Goodwill	82,012	63,764
Intangible assets, net	24,507	22,976
Other noncurrent assets	4,347	4,392
Total assets	$393,292	$390,559
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,782	$7,281
Accrued liabilities	16,892	19,260
Notes payable and lease obligations, current	1,523	1,655
Deferred rent, current	295	297
Deferred revenue, current	98,406	89,450
Total current liabilities	125,898	117,943
Convertible senior notes	157,218	152,928
Notes payable and lease obligations, noncurrent	2	695
Deferred rent, noncurrent	1,180	56
Other long term liabilities	7,095	7,244
Deferred revenue, noncurrent	33,157	34,533
Total liabilities	324,550	313,399

Stockholders’ Equity
Common stock, $0.0001 par value; 200,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 37,299 and 36,140 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	308,267	287,165
Accumulated deficit	(239,529)	(210,009)
Total stockholders’ equity	68,742	77,160
Total liabilities and stockholders’ equity	$393,292	$390,559
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Subscription	$45,047	$30,816	$86,251	$59,268
Hardware and services	1,351	1,011	2,851	3,323
Total revenue	46,398	31,827	89,102	62,591
Cost of revenue:(1)(2)
Subscription	12,544	8,276	23,995	16,105
Hardware and services	2,717	1,203	4,977	2,442
Total cost of revenue	15,261	9,479	28,972	18,547
Gross profit	31,137	22,348	60,130	44,044
Operating expense:(1)(2)
Research and development	12,298	7,591	24,246	15,153
Sales and marketing	24,180	16,239	46,998	32,367
General and administrative	6,846	3,777	12,352	7,679
Total operating expense	43,324	27,607	83,596	55,199
Operating loss	(12,187)	(5,259)	(23,466)	(11,155)
Interest (expense) income, net	(2,798)	(5)	(5,571)	7
Other income (expense), net	7	(148)	(192)	(515)
Loss before (provision for) benefit from income taxes	(14,978)	(5,412)	(29,229)	(11,663)
(Provision for) benefit from income taxes	(147)	3,347	(291)	3,205
Net loss	$(15,125)	$(2,065)	$(29,520)	$(8,458)
Net loss per share, basic and diluted	$(0.41)	$(0.06)	$(0.80)	$(0.25)
Weighted average shares outstanding, basic and diluted	37,115	34,625	36,842	34,028
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$511	$196	$923	$428
Cost of hardware and services revenue	144	39	273	75
Research and development	2,450	559	4,484	1,064
Sales and marketing	2,408	847	4,505	1,621
General and administrative	1,815	511	3,116	1,035
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$974	$413	$1,803	$739
Research and development	24	8	47	16
Sales and marketing	1,100	228	2,197	298
General and administrative	11	11	22	11
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(15,125)	$(2,065)	$(29,520)	$(8,458)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on short-term investments, net	—	1	—	(13)
Comprehensive loss	$(15,125)	$(2,064)	$(29,520)	$(8,471)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(29,520)	$(8,458)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,105	3,701
Accretion of discounts on investments	15	386
Provision for allowance for doubtful accounts	(5)	17
Stock‑based compensation	13,301	4,223
Deferred income taxes	(70)	(2,535)
Change in fair value of contingent earn-outs	5	—
Amortization of debt issuance costs and accretion of debt discount	4,316	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(47)	(2,841)
Inventory	(483)	25
Deferred products costs	(995)	131
Prepaid expenses and other current assets	(2,226)	(129)
Noncurrent assets	(78)	8
Accounts payable	(462)	1,303
Accrued liabilities	(3,376)	(3,080)
Earn-out payment	(5)	—
Deferred rent	1,123	92
Deferred revenue	7,580	7,615
Net cash (used in) provided by operating activities	(2,822)	458
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	8,000	42,386
Purchase of short-term investments	—	(20,387)
Purchase of property and equipment	(6,023)	(1,990)
Acquisitions of businesses, net of cash acquired	(22,754)	(3,771)
Net cash (used in) provided by investing activities	(20,777)	16,238
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	7,919	9,705
Payments of debt issuance costs	(191)	—
Repayments of notes payable and loans	(825)	(837)
Earn-out payment	(245)	—
Net cash provided by financing activities	6,658	8,868
Net (decrease) increase in cash and cash equivalents	(16,941)	25,564
Cash and cash equivalents
Beginning of period	243,786	39,254
End of period	$226,845	$64,818

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$3,154	$1,857

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
Proofpoint is a pioneering security-as-a-service ("SaaS") vendor that enables large and mid-sized organizations through out the world to defend, protect, archive and govern their most sensitive data. The Company’s SaaS platform is comprised of a number of data protection solutions, including threat protection, regulatory compliance, archiving and governance, and secure communication.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair statement of results for the interim periods presented have been included. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, "Intangibles—Goodwill and Other" and performs an annual goodwill impairment test during the fourth quarter of the Company's fiscal year and more frequently if an event or circumstances indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment was identified by the Company as of June 30, 2014.

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

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	3	7
Customer relationships	2	5
Non-compete agreements	2	4
Tradenames and trademarks	1	5

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
Hardware appliance revenue is recognized upon shipment. Subscription and support revenue are recognized over the contract period commencing on the start date of the contract. Professional services and training, when sold with hardware appliances or subscription and support services, are accounted for separately when those services have standalone value and are recognized when delivered. In determining whether professional services and training services can be accounted for separately from subscription and support services, the Company considers the following factors: availability of the services from other vendors, the nature of the services, and the dependence of the subscription services on the customer’s decision to buy the professional services. If professional services and training do not qualify for separate accounting, the Company recognizes the professional services and training ratably over the contract term of the subscription services.
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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through June 30, 2014, the Company has not experienced significant credit losses.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.
Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. Total comprehensive loss has been presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss. The Company had no significant reclassifications out of accumulated other comprehensive loss into net loss for the six months ended June 30, 2014 and 2013.
Recent Accounting Policies
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period", a new accounting standard update that clarifies the accounting for share-based payments when the terms of an award allow for a performance target to be achieved after an employee completes the requisite period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite period be treated as a performance condition. A company should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attribute to the period(s) for which the requisite service has already been rendered. The new guidance will become effective for the Company on January 1, 2016. Early adoption is permitted and the Company is currently assessing the impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", a new accounting standard update jointly issued with the IASB on revenue recognition. The new guidance provides a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. Companies are required by the standard to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in an exchange for those goods and services. The new guidance will become effective for the Company on January 1, 2017. Early adoption is not permitted and the Company is currently assessing the impact on its consolidated financial statements.

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

2. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for each acquisition, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill is not deductible for tax purposes.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, these estimates and assumptions are subject to refinement. When additional information becomes available, such as finalization of negotiations of working capital adjustments and tax related matters, the Company may revise its preliminary purchase price allocation. As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Subsequent to the purchase price allocation period, adjustments to assets acquired or liabilities assumed are recognized in the operating results.

In 2014 and 2013, the Company acquired a total of six companies (collectively, the "Acquisitions") which are further described below.

NetCitadel, Inc.

On May 13, 2014 (the "NetCitadel Acquisition Date"), pursuant to the terms of an Agreement and Plan of Merger, a wholly-owned subsidiary of the Company merged with and into NetCitadel, Inc. ("NetCitadel"), with NetCitadel surviving as a wholly-owned subsidiary of the Company. Formerly based in Mountain View, California, NetCitadel is a pioneer in the field of automated security incident response. The acquisition extends the reach and capabilities of the Company's existing advanced threat solutions, adding additional threat verification and containment capabilities via an open platform that unifies products from the Company and other vendors.

At June 30, 2014, the Company had provisionally estimated fair values for the acquired tangible and identifiable intangible assets and liabilities assumed at the NetCitadel Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of assets acquired and liabilities assumed.

The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the NetCitadel Acquisition Date. Revenue from NetCitadel was immaterial for the three months ended June 30, 2014.

At the NetCitadel Acquisition Date, the Company paid $22,754 in cash consideration, net of cash acquired. Of the cash consideration paid, $3,369 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $345 in acquisition-related costs which were recorded in operating expenses for the six months ended June 30, 2014.

Fair value of acquired assets and liabilities assumed

The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$14	N/A
Liabilities assumed	(1,270)	N/A
Customer relationships	100	5
Core/developed technology	5,500	5
Goodwill	18,387	Indefinite
	$22,731

Sendmail, Inc.

On October 1, 2013 (the "Sendmail Acquisition Date"), the Company acquired Sendmail, Inc. ("Sendmail"), a leading provider of messaging infrastructure solutions to enterprises whose solutions ensure global email connectivity, routing and message delivery between people, systems and applications located on-premise, in-cloud or on mobile devices. The Company paid $12,463 in cash consideration, net of cash acquired and debts paid. Of the cash consideration paid, $3,422 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. As part of the acquisition, the Company assumed and paid off $7,933 in long-term debt on the Sendmail Acquisition Date.

Armorize Technologies, Inc.

On September 5, 2013 (the "Armorize Acquisition Date"), the Company acquired Armorize Technologies, Inc. ("Armorize"), a Taiwan-based developer and retailer of leading cloud-based SaaS anti-malware products. The Company paid $24,215 in cash consideration, net of cash acquired. Of the cash consideration paid, $3,750 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q.

Abaca Technology Corporation

On July 19, 2013 (the "Abaca Technology Acquisition Date"), the Company acquired Abaca Technology Corporation ("Abaca Technology"), who specializes in email filtering and protection algorithms and their cloud-based, in-memory threat scoring technologies. The Company paid $23 in cash consideration, net of cash acquired. The purchase consideration included an additional amount of $1,520 which was held back to secure contingent liabilities related to indemnification obligations and has not been released as of the filing date of this Quarterly Report on Form 10-Q.

eDynamics, LLC

On July 10, 2013 (the "eDynamics Acquisition Date"), the Company purchased substantially all of the business intellectual property and assumed certain liabilities of eDynamics, LLC ("eDynamics"), a social media archiving company, for $500 in cash consideration. The Company also agreed to pay earn-out consideration ("Acquisition-related contingent earn-out liability") of up to $600 through April 2014, such liability being contingent upon the achievement of specified product development milestones. The purchase consideration also included an additional amount of $100, which was held back to secure any claims that may arise in the 12-month period after the eDynamics Acquisition Date. The Company paid $350 of the Acquisition-related contingent earn-out liability since the eDynamics Acquisition Date and has paid the remaining amounts in full at the time of the filing of this Quarterly Report on Form 10-Q.

Mail Distiller Limited

On April 5, 2013 (the "Mail Distiller Acquisition Date"), acquired Mail Distiller Limited, a Northern Ireland Company ("Mail Distiller"), a European-based provider of SaaS email security solutions. The Company paid $3,771 in cash consideration, which was net of cash acquired. The purchase consideration included an additional amount of $669 held back to secure indemnification obligations, which was released during the three months ended June 30, 2014.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2014 and 2013 for NetCitadel, which was acquired during the second quarter of 2014, and Mail Distiller, which was acquired during the second quarter of 2013. Adjustments were made to give effect to pro forma events that are directly attributable to NetCitadel and Mail Distiller such as amortization expense from acquired intangible assets, acquisition-related transaction costs and, if any, related tax effects. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and the two acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if NetCitadel had occurred on January 1, 2013 and Mail Distiller had occurred on January 1, 2012, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$46,401	$31,838	$89,176	$62,817
Net loss	(15,369)	(3,382)	(31,112)	(12,332)
Basic and diluted loss per share	$(0.41)	$(0.10)	$(0.84)	$(0.36)

The unaudited pro forma financial information includes non-recurring acquisition-related transaction cost of $345 for the six months ended June 30, 2013.

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2013	$63,764
Add: Goodwill from acquisitions	18,387
Less: Other adjustments to Goodwill	(139)
Balance at June 30, 2014	$82,012
The goodwill balance as of June 30, 2014 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc., Everyone.net, Inc., Spam and Open Relay Blocking System from GFI Software Ltd., NextPage, Inc., Mail Distiller, eDynamics, Abaca, Armorize, Sendmail and NetCitadel.
Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$34,968	$(19,185)	$15,783	$29,468	$(17,383)	$12,085
Customer relationships	13,382	(5,767)	7,615	13,282	(3,726)	9,556
Non-compete agreements	804	(316)	488	804	(170)	634
Trademark and patents	806	(185)	621	806	(105)	701
	$49,960	$(25,453)	$24,507	$44,360	$(21,384)	$22,976
Amortization expense of intangible assets totaled $2,109 and $660, respectively, for the three months ended June 30, 2014 and 2013, and $4,069 and $1,064, respectively, for the six months ended June 30, 2014 and 2013.
Future estimated amortization costs of intangible assets as of June 30, 2014 are presented below:

Year ending December 31,
2014, remainder	$4,494
2015	8,220
2016	5,887
2017	2,742
2018	2,295
Thereafter	869
$24,507

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
The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2014 and December 31, 2013 and the classification by level of input within the fair value hierarchy:

	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$198,571	$198,571	$—	$—

Liabilities
Acquisition-related contingent earn-out liability	$250	$—	$—	$250

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$215,094	$215,094	$—	$—
Short-term investments:
Corporate debt securities	6,015	—	6,015	—
Certificates of deposit	2,000	—	2,000	—
Total financial assets	$223,109	$215,094	$8,015	$—

Liabilities
Acquisition-related contingent earn-out liability	$495	$—	$—	$495

Based on quoted market prices as of June 30, 2014, the fair value of the 1.25% Convertible Senior Notes was approximately $24,129, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$495
Payments during the period	(250)
Adjustments to fair value during the period recorded in General and administrative expenses	5
Balance at June 30, 2014	$250
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

Investments
The cost basis of the Company’s cash and cash equivalents and available-for-sale investments approximated their fair values as of June 30, 2014 and December 31, 2013 as follows:

June 30, 2014
Cash and cash equivalents:
Cash	$28,274
Money market funds	198,571
Total	$226,845

December 31, 2013
Cash and cash equivalents:
Cash	$28,692
Money market funds	215,094
Total	$243,786

Short-term investments:
Corporate debt securities	$6,015
Certificate of deposit	2,000
Total	$8,015
As of June 30, 2014, the Company had no outstanding short-term investments.

5. Commitments and Contingencies
Operating Leases
In March 2014, the Company entered into an amendment to extend the lease agreement of its corporate offices located in Sunnyvale, California through December 31, 2019, which included an expansion of office space. Overall, the Company has noncancellable operating leases with various expiration dates through June 2024.
Rent expense was $860 and $403, respectively, for the three months ended June 30, 2014 and 2013, and $1,398 and $803, respectively, for the six months ended June 30, 2014 and 2013.
Capital Leases
In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5% and are secured by fixed assets used in the Company's office locations.
At June 30, 2014, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2014, remainder	$9	$2,000
2015	11	4,622
2016	—	3,822
2017	—	2,965
2018	—	2,822
Thereafter	—	3,152
Total minimum lease payments	20	$19,383
Less: Amount representing interest	(1)
Present value of capital lease obligations	19
Less: current portion	(17)
Long-term portion of capital lease obligations	$2

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provide no basis or facts in support of this sum. On June 12, 2014, at the mandatory case management conference, the court ordered that the claims construction hearing be held in May 2015 and trial be set for January 2016, subject to later adjustment or delay. Based on the early stage of the claims and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. The Company and Armorize intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

6. Convertible Senior Notes

On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the "Notes") due 2018 in a private offering to qualified institutional buyers ("Holders") pursuant to Rule 144A under the Securities Act of 1944 (the "Exchange Act"), as amended. The initial Holders of the Notes also had an option to purchase an additional $26,250 in principal amount which was exercised in full. The net proceeds after the agent's discount and issuance costs of $5,803 from the Notes offering were approximately $195,446. The Company intends to use the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance. The Notes bear interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.

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

The initial conversion rate is 25.6271 shares of the Company’s common stock per $1 principal amount of notes which equates to 5,158 shares of common stock, or a conversion price equivalent of $39.02 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, such as the payment of cash dividends or issuance of stock warrants. The Notes mature on December 15, 2018, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

At the Company's option, on or after December 20, 2016, the Company will be able redeem all or a portion of the Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions. The Company may redeem the Notes in shares of the Company’s common stock, cash, or some combination of each.

Prior to June 15, 2018, the Notes will be convertible at the option of the Holders only upon the satisfaction of certain conditions and during certain periods if any of the following events occur:

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

Additionally, the discount and issuance costs were bifurcated into debt issuance costs (attributable to the liability component) and equity issuance costs (attributable to the equity component) based on their relative fair values. The debt issuance costs were capitalized and recorded as deferred offering costs in other noncurrent assets and are being amortized to interest expense using the effective interest rate method from the issuance date through December 15, 2018. The equity issuance costs were recorded as a decrease to additional paid-in capital at the issuance date.

At June 30, 2014, the net carrying amount of the liability component of the Notes consists of:

Liability component:
Principal	$201,250
Less: debt discount, net of amortization	(44,032)
Net carrying amount	$157,218

Equity component (1)	$43,293
(1) Recorded in the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $1,285 issuance costs in equity

For the three and six months ended June 30, 2014, the Company incurred the following interest expense related to the Notes:

	Three Months Ended	Six Months Ended
	June 30, 2014
1.25% coupon	$624	$1,253
Amortization of debt discount	2,160	4,291
Amortization of debt issuance costs	13	25
	$2,797	$5,569

7. Debt
Equipment Financing Loans
The Company entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.5%. As of June 30, 2014, the interest rate on the outstanding advances was 4.5%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at June 30, 2014 were $1,505. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of June 30, 2014, the Company was in compliance with the financial covenant.
Interest expense was $23 and $38, respectively, for the three months ended June 30, 2014 and 2013, and $51 and $80, respectively, for the six months ended June 30, 2014 and 2013.
At June 30, 2014, the remaining repayment commitments related to the equipment loans are as follows:

Year ending December 31,
2014, remainder	$821
2015	684
$1,505
8. Common Stock

As of June 30, 2014, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share. The Company had 37,299 and 36,140 shares, respectively, issued and outstanding at June 30, 2014 and December 31, 2013.

Number of shares of common stock reserved for future issuance was as follows:

	As of June 30,	As of December 31,
	2014	2013
Shares available for future grant under the stock plans	5,037	4,584
Options outstanding under stock plans	6,482	7,223
Shares available for future issuance under ESPP	1,026	759
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	2,236	1,216
Common stock issuable upon conversion of the convertible senior notes	5,158	5,158
Total shares reserved	19,939	18,940
9. Stock Equity Plans

Stock-Based Compensation Plans
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has two equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”) and the 2012 Plan. Upon the initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. All outstanding stock awards under the 2002 and 2012 Plans will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights ("SARs"), restricted stock units (“RSUs”), and performance shares. The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed 10 years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. Restricted stock awards generally vest over a four-year period. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2014, 5,037 shares were available for future grant.
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

The weighted average fair value of stock options granted to employees was $19.51 and $10.58, respectively, during the three months ended June 30, 2014 and 2013, and $19.88 and $8.19, respectively, during the six months ended June 30, 2014 and 2013. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life (in years)	5.31-6.08	5.90	5.31-6.08	6.04
Volatility	54% - 58%	58%	54% - 58%	58%
Risk-free interest rate	1.8% - 1.9%	1.1%	1.8% - 1.9%	1.1%
Dividend yield	—%	—%	—%	—%

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

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2013	7,223	$8.17	6.82	$180,543
Options granted	500	36.06
Options exercised	(1,029)	6.28
Options forfeited and canceled	(212)	15.19
Balance at June 30, 2014	6,482	$10.40	6.67	$175,472

The total intrinsic value of options exercised was $32,192 and $24,063, respectively, for the six months ended June 30, 2014 and 2013. Total cash proceeds from such option exercises were $6,465 and $8,543, respectively, for the six months ended June 30, 2014 and 2013.

The fair value of option grants that vested was $2,909 and $1,565, respectively, during the three months ended June 30, 2014 and 2013, and $5,870 and $3,768, respectively, during the six months ended June 30, 2014 and 2013.

As of June 30, 2014, the Company had unamortized stock-based compensation expense of $19,481 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.28 years.

Restricted Stock Units

A summary of the status of RSUs awarded and unvested under the stock option plans as of June 30, 2014 is presented below:

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2013	1,214	$29.57
Awards granted	1,155	34.49
Awards vested	(55)	37.48
Awards forfeited	(78)	29.66
Awarded and unvested at June 30, 2014	2,236	$32.01

As of June 30, 2014, there was $47,888 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.42 years.

Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock was initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2014, there were 1,026 shares of the Company's common stock available for future issuance under the ESPP.
There were no stock purchase rights granted under the ESPP during the six months ended June 30, 2014 and 2013.

The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life (in years)	0.50	0.50	0.50	0.50
Volatility	52%	40%	52%	40%
Risk-free interest rate	0.05%	0.08%	0.05%	0.08%
Dividend yield	—%	—%	—%	—%
As of June 30, 2014, the Company expects to recognize $670 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2014	2013
Stock options to purchase common stock	6,482	8,248
Employee stock purchase plan	106	102
Common stock subject to repurchase	—	2
Restricted stock units	2,236	39
Convertible senior notes	5,158	—
Total	13,982	8,391

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
The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue by solution:
Privacy, Protection and Security	$35,549	$22,609	68,152	44,375
Archiving and Governance	10,849	9,218	20,950	18,216
Total revenue	$46,398	$31,827	$89,102	$62,591

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue:
United States	$38,012	$26,288	$73,229	$51,797
Rest of world	8,386	5,539	15,873	10,794
Total revenue	$46,398	$31,827	$89,102	$62,591

	As of June 30,	As of December 31,
	2014	2013
Long-lived assets:
United States	$12,445	$9,425
Rest of world	2,892	1,796
Total long‑lived assets	$15,337	$11,221

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

Income tax expense for the three and six months ended June 30, 2014 was $147 and $291 on pre-tax losses of $14,978 and $29,229, respectively. Income tax benefit for the three and six months ended June 30, 2013 was $3,347 and $3,205 on pre-tax losses of $5,412 and $11,663, respectively. The income tax rate for the three and six months ended June 30, 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and gains do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the three and six months ended June 30, 2013 also varied from the United States statutory rate due to the recognition of a $3,392 deferred income tax benefit related to the release of a valuation allowance in a certain foreign jurisdiction which occurred during the period.

The Company's effective tax rate for the six months ended June 30, 2014 decreased to 1.0% from 27.5% for the same prior year period. The prior period's effective tax rate was impacted the recognition of a $3,392 deferred income tax benefit related to the release of a valuation allowance in a foreign jurisdiction.

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

As of June 30, 2014, the Company's gross uncertain tax benefits totaled $3,942, excluding related accrued interest and penalties of $239. As of June 30, 2014, $1,517 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the three months ended June 30, 2014, the Company's gross uncertain tax benefits increased $84. The increase is comprised of a $75 increase for tax positions taken in the current period, a $30 increase for tax positions taken in prior period, and a $21 decrease related to statue of expiration.

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
Overview
Proofpoint is a pioneering security-as-a-service ("SaaS") vendor that enables large and mid-sized organizations through out the world to defend, protect, archive and govern their most sensitive data. Our SaaS platform is comprised of an integrated suite of on-demand data protection solutions, including threat management, regulatory compliance, data governance, and secure communication.

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

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 90% of total revenue in 2011 to 97% in the three months ended June 30, 2014.

We market and sell our solutions to large and mid-sized organizations both directly through our field and inside sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also derive a lesser portion of our total revenue from the license of our solutions to strategic partners who offer our solutions in conjunction with one or more of their own products or services.

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

Historically, the majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 51% for the three months ended June 30, 2014 as compared to the prior year period. As of June 30, 2014, we had approximately 3,100 customers around the world, including 40 of the Fortune 100. In terms of customer concentration, one partner accounted for 12% of our total revenue for the three months ended June 30, 2014, although the partner sold to a number of end-user customers, none which accounted for more than 10% of our total revenue. Other than the aforementioned partner above, there were no other single partners or customers that accounted for more than 10% of our total revenue in the three months ended June 30, 2014.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

We completed six acquisitions in 2013 and through June 30, 2014 to complement our solutions offerings which are more fully described in Note 2 to our accompanying Condensed Consolidated Financial Statements included in this report.

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

As part of maintaining our SaaS platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud-based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers' experiences over time while also lowering our costs to deliver the service, as evidenced by our improvements in gross profit over the past three years. Our SaaS platform is a shared infrastructure that is used by all of our customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.

To date, our customers have primarily used our solutions in conjunction with email messaging content. We have developed solutions to address the new and evolving messaging solutions such as social media and file sharing applications, but these solutions are relatively nascent. If customers increase their use of these new messaging solutions in the future, we anticipate that our growth in revenue associated with older email messaging solutions may slow over time. Although revenue associated with our social media and file sharing applications has not been material to date, we believe that our ability to provide security, archiving, governance and discovery for these new solutions will be viewed as valuable by our existing customers, enabling us to derive revenue from these new forms of messaging and communication.

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

We intend to grow our revenue through acquiring new customers by investing in our sales and marketing activities. We believe that an increase in new customers in the near term will result in a larger base of renewal customers, which, over time, we expect to be more profitable for us.

Sales and marketing is our greatest expense and hence a significant contributing factor to our operating losses. Given that our costs to acquire new revenue sources, either in the form of new customers or the sale of additional solutions to existing customers, often exceed the actual revenue recognized in the initial periods, we believe that our opportunity to improve our return on investment on sales and marketing costs relies primarily on our ongoing ability to cost-effectively renew our business with existing customers, thereby lowering our overall sales and marketing costs as a percentage of revenue as the mix of revenue derived from this more profitable renewal activity increases over time. Therefore, we anticipate that our initial significant investments in sales and marketing activities will, over time, generate a larger base of more profitable customers. Cost of subscription revenue is also a significant expense for us, and we expect to continue to build on the improvements over the past three years, such as in replacing third-party technology with our proprietary technology and improving the utilization of our fixed investments in equipment and infrastructure, in order to provide the opportunity for improved subscription gross margins over time. Although we plan to continue enhancing our solutions, we intend to lower our rate of investment in research and development as a percentage of revenue over time by deriving additional revenue from our existing platform of solutions rather than by adding entirely new categories of solutions. In addition, as personnel costs are one of the primary drivers of the increases in our operating expenses, we plan to reduce our historical rate of headcount growth over time.

Key Metrics

We regularly review a number of metrics, including the following key metrics presented in the table below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Many of these key metrics, such as adjusted subscription gross profit, billings and adjusted EBITDA, are non-GAAP measures. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net loss prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total revenue	$46,398	$31,827	$89,102	$62,591
Growth	46%	23%	42%	24%
Subscription revenue	$45,047	$30,816	$86,251	$59,268
Growth	46%	25%	46%	23%
Adjusted subscription gross profit	$33,988	$23,149	$64,982	$44,330
% of subscription revenue	75%	75%	75%	75%
Billings	$50,068	$35,121	$96,682	$70,206
Growth	43%	33%	38%	40%
Adjusted EBITDA	$120	$(922)	$(1,250)	$(3,031)
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

Adjusted subscription gross profit
We have included adjusted subscription gross profit, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to understand and evaluate our operating results, core operating performance, and trends to prepare and approve our annual budget and to develop short‑ and long-term operational plans. We define adjusted subscription gross profit as subscription gross profit, the most directly comparable GAAP financial measure, less stock-based compensation expense and the amortization of intangible assets associated with acquisitions which we have provided a reconciliation below. We believe that adjusted subscription gross profit provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of adjusted subscription gross profit has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider adjusted subscription gross profit alongside other financial performance measures, including subscription gross profit and our other GAAP results.

The following table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Subscription revenue	$45,047	$30,816	$86,251	$59,268
Cost of subscription revenue	12,544	8,276	23,995	16,105
Subscription gross profit	32,503	22,540	62,256	43,163

Stock‑based compensation	511	196	923	428
Amortization of intangible assets	974	413	1,803	739
Adjusted subscription gross profit	$33,988	$23,149	$64,982	$44,330

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

The following table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total revenue	$46,398	$31,827	$89,102	$62,591
Deferred revenue
Ending	131,563	94,474	131,563	94,474
Beginning	127,893	91,180	123,983	86,859
Net change	3,670	3,294	7,580	7,615
Billings	$50,068	$35,121	$96,682	$70,206
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest (income) expense, net, provision for (benefit from) income taxes, stock‑based compensation, acquisition- and litigation-related expenses, other income, and other expense. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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
The following table presents the reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net loss	$(15,125)	$(2,065)	$(29,520)	$(8,458)
Depreciation	2,194	1,364	4,036	2,637
Amortization of intangible assets	2,109	660	4,069	1,064
Interest expense (income), net	2,798	5	5,571	(7)
Provision for (benefit from) income taxes	147	(3,347)	291	(3,205)
EBITDA	(7,877)	(3,383)	(15,553)	(7,969)
Stock-based compensation expense	7,328	2,152	13,301	4,223
Acquisition-related expense	346	161	358	200
Litigation-related expense	330	—	452	—
Other income	(4)	(2)	(14)	(4)
Other expense	(3)	150	206	519
Adjusted EBITDA	$120	$(922)	$(1,250)	$(3,031)

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

Cost of Subscription Revenue.    Cost of subscription revenue primarily includes personnel costs, consisting of salaries, benefits, bonuses, and stock‑based compensation, for employees who provide support services to our customers and operate our data centers. Other costs include fees paid to contractors who supplement our support and data center personnel; expenses related to the use of third‑party data centers in both the United States and internationally; depreciation of data center equipment; amortization of licensing fees and royalties paid for the use of third‑party technology; amortization of capitalized research and development costs; and the amortization of intangible assets related to prior acquisitions. Growth in subscription revenue generally consumes production resources, requiring us to gradually increase our cost of subscription revenue in absolute dollars as we expand our investment in data center equipment, the third-party data center space required to house this equipment, and the personnel needed to manage this higher level of activity. However, we have reduced our cost of subscription revenue as we have replaced third‑party licensed technology with our proprietary technology, and we expect the benefit of these initiatives to continue in future periods.

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

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business. Our headcount has increased 51% from December 31, 2012 to December 31, 2013. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Sales and Marketing.    Sales and marketing expenses include personnel costs, sales commissions, and other costs including travel and entertainment, marketing and promotional events, public relations and marketing activities. All of these costs are expensed as incurred, including sales commissions. These costs also include amortization of intangible assets as a result of our past acquisitions. Due to our continued investment in growing our sales and marketing operations, both domestically and internationally, headcount increases were reflected in higher compensation expense consistent with our revenue growth. Our sales personnel are typically not immediately productive, and therefore the increase in sales and marketing expenses we incur when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term if these new sales people fail to become productive. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue will affect our future financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and be among the most significant components of our operating expenses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$45,047	97%	$30,816	97%	$86,251	97%	$59,268	95%
Hardware and services	1,351	3	1,011	3	2,851	3	3,323	5
Total revenue	46,398	100	31,827	100	89,102	100	62,591	100
Cost of revenue:
Subscription	12,544	27	8,276	26	23,995	27	16,105	26
Hardware and services	2,717	6	1,203	4	4,977	6	2,442	4
Total cost of revenue	15,261	33	9,479	30	28,972	33	18,547	30
Gross profit	31,137	67	22,348	70	60,130	67	44,044	70
Operating expense:
Research and development	12,298	27	7,591	24	24,246	27	15,153	24
Sales and marketing	24,180	52	16,239	51	46,998	53	32,367	52
General and administrative	6,846	15	3,777	12	12,352	14	7,679	12
Total operating expense	43,324	94	27,607	87	83,596	94	55,199	88
Operating loss	(12,187)	(27)	(5,259)	(17)	(23,466)	(27)	(11,155)	(18)
Interest (expense) income, net	(2,798)	(6)	(5)	—	(5,571)	(6)	7	—
Other income (expense), net	7	—	(148)	—	(192)	—	(515)	(1)
Loss before (provision for) benefit from income taxes	(14,978)	(33)	(5,412)	(17)	(29,229)	(33)	(11,663)	(19)
(Provision for) benefit from income taxes	(147)	—	3,347	11	(291)	—	3,205	5
Net loss	$(15,125)	(33)%	$(2,065)	(6)%	$(29,520)	(33)%	$(8,458)	(14)%

Comparison of the three and six months ended June 30, 2014 and 2013:
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$45,047	$30,816	46%	$86,251	$59,268	46%
Hardware and services	1,351	1,011	34	2,851	3,323	(14)
Total revenue	$46,398	$31,827	46%	$89,102	$62,591	42%
Subscription revenue for the three and six months ended June 30, 2014 increased $14.2 million, or 46%, and $27.0 million, or 46%, as compared to the corresponding periods last year. These increases were primarily due to a $11.4 million and $22.3 million, respectively, increase in subscription revenue contributed from the United States, including $1.8 million and $4.2 million, respectively, released from deferred revenue related to an acquisition in the fourth quarter of 2013. To a lesser extent, for the same period, there was a $2.8 million and $4.6 million, respectively, increase from our international operations. These increases were due to our ongoing investment in sales and marketing resources, including net headcount increase in sales and marketing personnel, combined with improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions.
Hardware and services revenue for the three months ended June 30, 2014 increased $0.3 million as compared to the three months ended June 30, 2013 due to additional units sold. It decreased $0.5 million, or 14%, during the six months ended June 30, 2014 as compared to the corresponding period last year, primarily due to the timing of a revenue recognition in professional services upon completion of the service during the first quarter of 2013 that did not reoccur during the three months ended first quarter of 2014, partially offset by the increase in the second quarter of 2014.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$12,544	$8,276	52%	$23,995	$16,105	49%
Hardware and services	2,717	1,203	126	4,977	2,442	104
Total cost of revenue	$15,261	$9,479	61%	$28,972	$18,547	56%
Cost of subscription revenue for the three and six months ended June 30, 2014 increased $4.3 million, or 52%, and $7.9 million, or 49%, respectively, as compared to the corresponding periods last year. Operations-related expenses increased $2.3 million and $4.0 million, respectively, as a result of higher headcount costs, ISP network services, maintenance and support contracts, depreciation of fixed assets, amortization of intangible assets from 2013 acquisitions, partially offset by a decrease in amortization expense of intangible assets acquired in 2011. Customer-support related expenses increased $0.9 million and $1.7 million, respectively, driven by more headcount costs and greater consulting services needed as we grew. The increase of $0.8 million and $1.4 million, respectively, in data centers is due to the ongoing growth in usage by new and existing customers as we expanded operations since 2013. Royalty expense increased $0.3 million and $0.8 million, respectively, due to the costs from license agreements acquired from an acquisition in the fourth quarter of 2013 as well as the costs from the write-off of a prepaid third-party license agreement during the first quarter of 2014.
Cost of hardware and service revenue for the three and six months ended June 30, 2014 increased $1.5 million, or 126%, and $2.5 million, or 104%, respectively, as compared to the corresponding periods last year. This increase was primarily due to the increase in headcount-related and consulting expenses as we expanded operations since 2013.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Research and development	$12,298	$7,591	62%	$24,246	$15,153	60%
Percent of total revenue	27%	24%		27%	24%
Research and development expense increased $4.7 million, or 62%, and $9.1 million, or 60%, for the three and six months ended June 30, 2014 as compared to the corresponding period last year. This change was primarily due to increased personnel costs of $4.1 million and $8.0 million, including increase of $1.9 million and $3.4 million, respectively, in stock-based compensation expense, as a result of headcount increases, partially due to the acquisitions in 2013 and through the second quarter of 2014, as we continue our focus on enhancing and expanding our solutions and platforms. We also incurred more corporate expenses of $0.4 million and $0.7 million, respectively, from higher allocated costs from facilities, human resources and IT-support functions as we grew year-over-year. Additionally, for the six months ended June 30, 2014, facilities costs increased $0.3 million from more maintenance and support contracts, software costs and depreciation expense from fixed assets.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Sales and marketing	$24,180	$16,239	49%	$46,998	$32,367	45%
Percent of total revenue	52%	51%		53%	52%
Sales and marketing expense increased $7.9 million, or 49%, and $14.6 million, or 45%, for the three and six months ended June 30, 2014, as compared to the corresponding period last year. Headcount increase on a worldwide basis resulted in increased employee compensation-related expenses of $5.9 million and $11.2 million, respectively, including increases in stock-based compensation expense of $1.6 million and $2.9 million. There were also increases of $1.5 million and $2.6 million, respectively, to facilities and corporate expenses, primarily due to increases in intangible amortization expense from the acquisitions in 2013. Additionally, marketing expenses, including travel costs, increased $0.6 million and $0.7 million, respectively, as a result of our continued investment in key marketing and lead generation programs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
General and administrative	$6,846	$3,777	81%	$12,352	$7,679	61%
Percent of total revenue	15%	12%		14%	12%
General and administrative expense increased $3.1 million, or 81%, and $4.7 million, or 61%, for the three and six months ended June 30, 2014 as compared to the corresponding period last year. This change was primarily due to increases in personnel costs of $2.0 million and $3.2 million, respectively, from higher headcount, and facilities of $0.8 million and $1.0 million, respectively, primarily due to increased rent expense from the new lease for our corporate offices in Sunnyvale that took effect in May 2014, as well as increases in other areas such as depreciation, tax and audit fees, insurance, utilities, consulting and other areas as we expanded operations and acquired five companies in 2013. Additionally, we incurred $0.3 million and $0.5 million, respectively, in costs related to legal proceedings for the three and six months ended June 30, 2014.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$7	$(148)	105%	$(192)	$(515)	63%
Total other income (expense), net increased $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2014, as compared to the corresponding period last year, primarily due to lower foreign currency loss.

(Provision For) Benefit From Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
(Provision for) benefit from income taxes	$(147)	$3,347	(104)%	$(291)	$3,205	(109)%
For the three and six months ended June 30, 2014, we recorded an income tax expense of $0.1 million and $0.3 million, respectively, as compared to an income tax benefit of $3.3 million and $3.2 million, respectively, during the three and six months ended June 30, 2013. These changes were primarily due to a discrete charge in the prior periods for the release of a deferred tax valuation allowance on certain Canadian deferred tax assets of $3.4 million recognized in 2013.

Liquidity and Capital Resources
As of June 30, 2014, we had $226.8 million in cash and cash equivalents, primarily from the proceeds raised from the convertible senior notes as described below.

In December 2013, we issued total aggregate principal amount of $201.3 million of 1.25% convertible senior notes (the "Notes") for net proceeds of $195.4 million after $5.8 million of discount and issuance costs. The Notes bear interest at 1.25% per year, and are payable in arrears every June 15 and December 15, beginning on June 15, 2014. They mature on December 15, 2018 and will be subject to redemption, conversion or repurchase based on certain terms and conditions prior to the maturity date, with the conversion rate subject to change depending on various factors. The Notes were initially convertible into 25.6271 shares of our stock per $1,000 principal amount of notes which equates to approximately 5.2 million shares of common stock, or a conversion price of $39.02 per share of common stock.

We have also utilized equipment lines to fund capital purchases. In April 2011, we entered into an equipment loan agreement with Silicon Valley Bank for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of June 30, 2014, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at June 30, 2014 were $1.5 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of June 30, 2014, we were in compliance with the financial covenant.
We plan to grow our customer base by continuing to emphasize investments in sales and marketing to add new customers, expand our customers’ use of our platform, and maintain high renewal rates. We also expect to incur additional cost of subscription revenue in accordance with the resulting growth in our customer base. We believe that the combination of our ongoing improvements in gross margins, the benefits of lower sales and marketing costs associated with our renewal activity, and the fact that our contracts are structured to bill our customers in advance should enable us to improve our cash flow from operations as we grow. Based on our current level of operations and anticipated growth, both of which are expected to be consistent with recent quarters, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our solutions. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We have invested, and plan to continue investing in acquiring complementary businesses, applications and technologies, and may continue to make such investments in the future, any of which could also require us to seek equity or debt financing in addition to our Notes. Additional funds may not be available on terms favorable to us or at all.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(2,822)	$458
Net cash (used in) provided by investing activities	(20,777)	16,238
Net cash provided by financing activities	6,658	8,868
Net Cash Flows (Used in) Provided by Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and data center operations to support anticipated growth. Our cash flows are also influenced by cash payments from customers. We invoice customers for the entire contract amount at the start of the term, and as such our cash flow from operations is also affected by the length of a customer contract.
During the six months ended June 30, 2014, operating activities used $2.8 million of cash which was the result of a net loss of $29.5 million, partially offset by positive cash from operations of $1.0 million and non-cash adjustments of $25.7 million. Cash generated from operations included increases in cash from a deferred revenue increase of $7.6 million related to increased billings and the timing of revenue recognition, and an increase in deferred rent charges of $1.1 million as a result of the execution of the new lease for our corporate offices in Sunnyvale. These increases were partially offset by the net changes in certain working capital items, most notably payments on accounts payable and accrued liabilities of $3.9 million primarily related to 2013 bonus and commissions payments that occurred in the first quarter of 2014, payments of interest obligations on the Notes during the second quarter of 2014 and accruals for costs from increased headcount and expanded operations. Included in this activity were payments totaling $1.2 million made on the accounts payable and accrued liabilities assumed from the NetCitadel acquisition during the second quarter of 2014. We also had higher spending on prepaid expenses and other current assets of $2.2 million primarily from prepayments during the period of certain costs for the year, and higher inventory spending of $0.5 million from greater spending on appliance inventory and computer equipment for future sales. Non-cash adjustments included depreciation, amortization, accretion of investments and stock‑based compensation expense due to capital expenditures and headcount growth, primarily related to continued investment in our business.
During the six months ended June 30, 2013, operating activities generated $0.5 million of cash which was the result of positive cash from operations of $3.1 million and non-cash adjustments of $5.8 million, partially offset by a net loss of $8.4 million. Cash generated from operations included the net change in certain working capital items, most notably increases in accounts payable of $1.3 million related to timing of expenses paid during the period and increases in deferred revenue of $7.6 million, related to timing of revenue recognition and increased sales. Partially offsetting the increases were decreases in accounts receivable of $2.8 million related to the timing of receipts and accrued liabilities of $3.1 million from the timing of payments, including 2012 bonus and commissions. Non-cash adjustments included depreciation, amortization, accretion of investments and stock‑based compensation expense due to capital expenditures and headcount growth, primarily related to continued investment in our business.

Net Cash Flows (Used in) Provided by Investing Activities

Our primary investing activities have consisted of the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Cash from investing activities decreased $20.8 million of cash during the six months ended June 30, 2014 primarily due to $22.8 million invested in the acquisition of NetCitadel and $6.0 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture. Partially offsetting these decreases were proceeds of $8.0 million from sales and maturities of the short-term investments.
During the six months ended June 30, 2013, cash from investing activities provided $16.2 million of cash primarily due to proceeds of $42.4 million from sales and maturities of the short-term investments, offset by purchases of short-term investments of $20.4 million. The acquisition of Mail Distiller was completed for net cash payments of $3.8 million. In addition, we used $2.0 million to purchase equipment for infrastructure expansion.

Net Cash Flows Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2014 was $6.7 million. This was primarily related to $7.9 million of proceeds from the exercise of stock options and purchases made under the employee stock purchase plan, partially offset by $0.8 million in repayments under our equipment financing loans.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of June 30, 2014, we had cash and cash equivalents of $226.8 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2014, we had an outstanding balance of $201.3 million aggregate principal amount of the Notes, which has a fixed interest rate of 1.25%, and other outstanding borrowings with principal amounts of $1.5 million, which has a fixed interest rate of 4.5%. We carry these instruments at face value, less relative fair value of conversion option allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates as interest rate changes and, in the case of the Notes, when the market price of our common stock fluctuates.

Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated. As a result, there are no significant foreign currency gains or losses related to these transactions. The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $0.1 million and $0.5 million, respectively, for the six months ended June 30, 2014 and 2013. Transaction gains and losses are included in other income (expense), net.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
On December 16, 2013, Finjan, Inc. sued us and our wholly-owned subsidiary, Armorize Technologies, Inc. in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. We filed an answer to this complaint on February 10, 2014. On April 15, 2014, Finjan's initial disclosures in the lawsuit alleged approximately $13.5 million in damages, but provide no basis or facts in support of this sum. On June 12, 2014, at the mandatory case management conference, the court ordered that the claims construction hearing be held May 2015 and trial be set for January 2016, subject to later adjustment or delay. Based on the early stage of the claims and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which we are exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. We intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our results of operations or cash flows. Regardless of this outcome, such proceedings and claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
From time to time, we may be involved in other legal proceedings and subject to claims in the ordinary course of business. Although the results of these proceedings and claims cannot be predicted with certainty, we do not believe the ultimate cost to resolve these matters would individually, or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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
We have incurred net losses in every year since our inception, including net losses of approximately $29.5 million and $8.5 million, respectively, for the six months ended June 30, 2014 and 2013. As a result, we had an accumulated deficit of $239.5 million as of June 30, 2014. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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

•    litigation costs;

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
Our cash flow is dependent in part upon our average contract durations, so significant shortening of our average contract durations may cause significant negative impact to our operating results.
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
We have experienced significant growth in recent periods. For example, we grew full-time employee headcount 51% from December 31, 2012 to December 31, 2013. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
We have, and may further, expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders and consume corporate resources that otherwise would be necessary to sustain and grow our business.
We have made multiple acquisitions in 2013 and 2014 and our business strategy may, from time to time, continue to include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third‑party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of June 30, 2014, we had $106.5 million in goodwill and intangible assets, net of accumulated amortization, recorded on our accompanying Condensed Consolidated Balance Sheets. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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
Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. We have invested in the creation of a cloud offering certified under both the Federal Information Security Management Act (FISM) and the Federal Risk and Authorization Management Program (FedRAMP) for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way.
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
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

2.03	Agreement and Plan of Merger for NetCitadel, Inc.					X
31.01	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 7, 2014.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)