Form 10-Q
period 2014-09-30
PROOFPOINT INC
filed 2014-11-06
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of October 31, 2014: 38,134,381 shares.

PROOFPOINT, INC.
FORM 10-Q

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$194,617	$243,786
Short-term investments	38,175	8,015
Accounts receivable, net of allowance for doubtful accounts of $345 and $276 at September 30, 2014 and December 31, 2013, respectively	32,770	26,221
Inventory	1,298	860
Deferred product costs, current	1,793	1,004
Prepaid expenses and other current assets	10,118	7,963
Total current assets	278,771	287,849
Property and equipment, net	18,369	11,221
Deferred product costs, noncurrent	342	357
Goodwill	81,832	63,764
Intangible assets, net	22,257	22,976
Other noncurrent assets	4,157	4,392
Total assets	$405,728	$390,559
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,270	$7,281
Accrued liabilities	23,242	19,260
Notes payable and lease obligations, current	1,110	1,655
Deferred rent, current	366	297
Deferred revenue, current	109,304	89,450
Total current liabilities	142,292	117,943
Convertible senior notes	159,409	152,928
Notes payable and lease obligations, noncurrent	—	695
Deferred rent, noncurrent	1,667	56
Other long term liabilities	7,008	7,244
Deferred revenue, noncurrent	34,080	34,533
Total liabilities	344,456	313,399

Stockholders’ Equity
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 37,869 and 36,140 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	318,178	287,165
Accumulated other comprehensive loss	(36)	—
Accumulated deficit	(256,874)	(210,009)
Total stockholders’ equity	61,272	77,160
Total liabilities and stockholders’ equity	$405,728	$390,559
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscription	$48,506	$33,464	$134,757	$92,732
Hardware and services	1,805	1,039	4,656	4,362
Total revenue	50,311	34,503	139,413	97,094
Cost of revenue:(1)(2)
Subscription	14,300	8,937	38,295	25,042
Hardware and services	2,964	1,409	7,941	3,851
Total cost of revenue	17,264	10,346	46,236	28,893
Gross profit	33,047	24,157	93,177	68,201
Operating expense:(1)(2)
Research and development	13,454	8,307	37,700	23,460
Sales and marketing	25,662	17,415	72,660	49,782
General and administrative	7,133	5,758	19,485	13,437
Total operating expense	46,249	31,480	129,845	86,679
Operating loss	(13,202)	(7,323)	(36,668)	(18,478)
Interest expense, net	(2,814)	(11)	(8,385)	(4)
Other income (expense), net	(1,180)	352	(1,372)	(163)
Loss before (provision for) benefit from income taxes	(17,196)	(6,982)	(46,425)	(18,645)
(Provision for) benefit from income taxes	(149)	(207)	(440)	2,998
Net loss	$(17,345)	$(7,189)	$(46,865)	$(15,647)
Net loss per share, basic and diluted	$(0.46)	$(0.20)	$(1.26)	$(0.45)
Weighted average shares outstanding, basic and diluted	37,554	35,436	37,082	34,502
(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$715	$203	$1,638	$631
Cost of hardware and services revenue	158	45	431	120
Research and development	2,999	502	7,483	1,566
Sales and marketing	2,658	881	7,163	2,502
General and administrative	1,966	748	5,082	1,783
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$1,110	$568	$2,913	$1,307
Research and development	23	8	70	24
Sales and marketing	1,105	321	3,302	619
General and administrative	12	12	34	23
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(17,345)	$(7,189)	$(46,865)	$(15,647)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on short-term investments, net	(36)	9	(36)	(4)
Comprehensive loss	$(17,381)	$(7,180)	$(46,901)	$(15,651)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(46,865)	$(15,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,839	6,123
Accretion of discounts on investments	130	490
Provision for allowance for doubtful accounts	91	26
Stock‑based compensation	21,797	6,602
Deferred income taxes	4	(2,444)
Change in fair value of contingent earn-outs	5	6
Amortization of debt issuance costs and accretion of debt discount	6,519	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,660)	(2,902)
Inventory	(470)	138
Deferred products costs	(774)	310
Prepaid expenses	(1,356)	(148)
Other current assets	(1,355)	34
Noncurrent assets	(38)	(216)
Accounts payable	(1,227)	897
Accrued liabilities	2,116	(187)
Earn-out payment	(13)	—
Deferred rent	1,680	(257)
Deferred revenue	19,401	14,469
Net cash provided by operating activities	5,824	7,294
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	8,000	47,386
Purchase of short-term investments	(37,805)	(20,376)
Purchase of property and equipment	(10,395)	(4,502)
Acquisitions of businesses, net of cash acquired	(22,035)	(28,509)
Net cash used in investing activities	(62,235)	(6,001)
Cash flows from financing activities
Proceeds from issuance of common stock	11,740	12,954
Withholding taxes related to restricted stock net share settlement	(1,839)	—
Payments of debt issuance costs	(191)	—
Repayments of notes payable and loans	(1,240)	(1,673)
Earn-out payment	(487)	—
Holdback payments for prior acquisitions	(741)	—
Net cash provided by financing activities	7,242	11,281
Net (decrease) increase in cash and cash equivalents	(49,169)	12,574
Cash and cash equivalents
Beginning of period	243,786	39,254
End of period	$194,617	$51,828

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$4,321	$1,838

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
Proofpoint is a pioneering security-as-a-service ("SaaS") vendor that enables large and mid-sized organizations throughout the world to defend, protect, archive and govern their most sensitive data. The Company’s SaaS platform is comprised of a number of data protection solutions, including threat protection, regulatory compliance, archiving, governance, and secure communication.
Basis of Presentation and Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair statement of results for the interim periods presented have been included. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for other interim periods or for future years.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company applies ASC 350, "Intangibles—Goodwill and Other" and performs an annual goodwill impairment test during the fourth quarter of the Company's fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of September 30, 2014.

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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through September 30, 2014, the Company has not experienced significant credit losses.
Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.
Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. Total comprehensive loss has been presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss. The Company had no significant reclassifications out of accumulated other comprehensive loss into net loss for the nine months ended September 30, 2014 and 2013.
Recent Accounting Policies
In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern", a new accounting standard update that requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance will become effective for the Company on January 1, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have material impact on the Company's consolidated financial position, result of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period", a new accounting standard update that clarifies the accounting for share-based payments when the terms of an award allow for a performance target to be achieved after an employee completes the requisite period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite period be treated as a performance condition. A company should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attribute to the period(s) for which the requisite service has already been rendered. The new guidance will become effective for the Company on January 1, 2016 with early adoption is permitted. The adoption of this guidance is not expected to have material impact on the Company's consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", a new accounting standard update jointly issued with the IASB on revenue recognition. The new guidance provides a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. Companies are required by the standard to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in an exchange for those goods and services. The new guidance will become effective for the Company on January 1, 2017. Early adoption is not permitted and the Company is currently assessing the impact on its consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes", a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance became effective for the Company on January 1, 2014 and had no material impact to the Company's consolidated financial position or results of operations.

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

The Company has provisionally estimated fair values for the acquired tangible and identifiable intangible assets and liabilities assumed at the NetCitadel Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of assets acquired and liabilities assumed.

The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying Condensed Consolidated Financial Statements since the NetCitadel Acquisition Date. Revenue from NetCitadel was immaterial for the nine months ended September 30, 2014.

At the NetCitadel Acquisition Date, the Company paid $22,754 in cash consideration, net of cash acquired. Of the cash consideration paid, $3,369 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $345 in acquisition-related costs which were recorded in operating expenses for the nine months ended September 30, 2014.

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
	$22,731

Sendmail, Inc.

On October 1, 2013, the Company acquired Sendmail, Inc. ("Sendmail"), a leading provider of messaging infrastructure solutions to enterprises whose solutions ensure global email connectivity, routing and message delivery between people, systems and applications located on-premise, in-cloud or on mobile devices. The Company paid $12,463 in cash consideration, net of cash acquired and debts paid. Of the cash consideration paid, $3,422 was held in escrow to secure indemnification obligations, of which $719 was recovered from indemnification claim as of September 30, 2014. As part of the acquisition, the Company assumed and paid off $7,933 in long-term debt on the Sendmail Acquisition Date.

Armorize Technologies, Inc.

On September 5, 2013, the Company acquired Armorize Technologies, Inc. ("Armorize"), a Taiwan-based developer and retailer of leading cloud-based SaaS anti-malware products. The Company paid $24,215 in cash consideration, net of cash acquired. Of the cash consideration paid, $3,750 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q.

Abaca Technology Corporation

On July 19, 2013, the Company acquired Abaca Technology Corporation ("Abaca"), who specializes in email filtering and protection algorithms and their cloud-based, in-memory threat scoring technologies. The Company paid $23 in cash consideration, net of cash acquired. The purchase consideration included an additional holdback amount of $1,520 to secure indemnification obligations and has not been released as of the filing date of this Quarterly Report on Form 10-Q.

eDynamics, LLC

On July 10, 2013, the Company purchased substantially all of the business intellectual property and assumed certain liabilities of eDynamics, LLC ("eDynamics"), a social media archiving company, for $500 in cash consideration. The Company also agreed to pay earn-out consideration of up to $600 through April 2014, such liability being contingent upon the achievement of specified product development milestones. The purchase consideration also included an additional holdback amount of $100 to secure indemnification obligations. As of September 30, 2014, the Company has paid both of these amounts in full.

Mail Distiller Limited

On April 5, 2013, the Company acquired Mail Distiller Limited, a Northern Ireland Company ("Mail Distiller"), a European-based provider of SaaS email security solutions. The Company paid $3,771 in cash consideration, net of cash acquired. The purchase consideration included an additional holdback amount of $669 to secure indemnification obligations. The Company has released the holdback amount in full as of September 30, 2014.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2014 and 2013 for NetCitadel, which was acquired during the second quarter of 2014, and Mail Distiller, eDynamics, Abaca and Armorize, all of which were acquired during the nine months ended September 30, 2013. Adjustments were made to give effect to pro forma events that are directly attributable to these acquisitions, such as amortization expense from acquired intangible assets, acquisition-related transaction costs and, if any, related tax effects. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and the two acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if NetCitadel had occurred on January 1, 2013 and Mail Distiller, eDynamics, Abaca and Armorize had occurred on January 1, 2012, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$50,311	$35,093	$139,487	$100,181
Net loss	(17,345)	(8,479)	(48,457)	(23,822)
Basic and diluted loss per share	$(0.46)	$(0.24)	$(1.31)	$(0.69)

The unaudited pro forma financial information includes non-recurring acquisition-related transaction cost of $345 for the nine months ended September 30, 2013.

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2013	$63,764
Add: Goodwill from acquisitions	18,387
Less: Other adjustments to Goodwill	(319)
Balance at September 30, 2014	$81,832
The goodwill balance as of September 30, 2014 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc., Everyone.net, Inc., Spam and Open Relay Blocking System from GFI Software Ltd., NextPage, Inc., Mail Distiller, eDynamics, Abaca, Armorize, Sendmail and NetCitadel.
Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$34,968	$(20,295)	$14,673	$29,468	$(17,383)	$12,085
Customer relationships	13,382	(6,794)	6,588	13,282	(3,726)	9,556
Non-compete agreements	804	(389)	415	804	(170)	634
Trademark and patents	806	(225)	581	806	(105)	701
	$49,960	$(27,703)	$22,257	$44,360	$(21,384)	$22,976
Amortization expense of intangible assets totaled $2,250 and $909, respectively, for the three months ended September 30, 2014 and 2013, and $6,319 and $1,973, respectively, for the nine months ended September 30, 2014 and 2013.
Future estimated amortization costs of intangible assets as of September 30, 2014 are presented below:

Year ending December 31,
2014, remainder	$2,244
2015	8,220
2016	5,887
2017	2,742
2018	2,295
Thereafter	869
$22,257

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

In connection with the acquisition of eDynamics in 2013, a liability was recognized on the eDynamics Acquisition Date for the estimate of the fair value of the Company's contingent earn-out payments related to eDynamics. The Company determined the fair value of the Acquisition-related contingent earn-out liability based on the probability-based attainment of product development milestones. The fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements, which reflected the Company's own assumptions concerning achievement of the product development milestones of eDynamics, in measuring the fair value of the contingent earn-out liability related to the acquisition of eDynamics. As of September 30, 2014, this contingent earn-out liability was extinguished.
The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2014 and December 31, 2013 and the classification by level of input within the fair value hierarchy:

	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$164,731	$164,731	$—	$—
Short-term investments:
Corporate debt securities	33,679	—	33,679	—
Commercial paper	4,496	—	4,496	—
Total financial assets	$202,906	$164,731	$38,175	$—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$215,094	$215,094	$—	$—
Short-term investments:
Corporate debt securities	6,015	—	6,015	—
Certificates of deposit	2,000	—	2,000	—
Total financial assets	$223,109	$215,094	$8,015	$—

Liabilities
Acquisition-related contingent earn-out liability	$495	$—	$—	$495

Based on quoted market prices as of September 30, 2014, the fair value of the 1.25% Convertible Senior Notes was approximately $239,428, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$495
Payments during the period	(500)
Adjustments to fair value during the period recorded in General and administrative expenses	5
Balance at September 30, 2014	$—

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

Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$29,886	$—	$—	$29,886
Money market funds	164,731	—	—	164,731
Total	$194,617	$—	$—	$194,617

Short-term investments:
Corporate debt securities	33,715	1	(37)	33,679
Commercial paper	4,496	—	—	4,496
Total	$38,211	$1	$(37)	$38,175

	December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$28,692	$—	$—	$28,692
Money market funds	215,094	—	—	215,094
Total	$243,786	$—	$—	$243,786

Short-term investments:
Corporate debt securities	$6,015	$—	$—	$6,015
Certificate of deposit	2,000	—	—	2,000
Total	$8,015	$—	$—	$8,015
As of September 30, 2014 and December 31, 2013, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
5. Commitments and Contingencies
Operating Leases
In March 2014, the Company entered into an amendment to extend the lease agreement of its corporate offices located in Sunnyvale, California through December 31, 2019, which included an expansion of office space. Overall, the Company has noncancellable operating leases with various expiration dates through December 2019.
Rent expense was $987 and $442, respectively, for the three months ended September 30, 2014 and 2013, and $2,385 and $1,245, respectively, for the nine months ended September 30, 2014 and 2013.
Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5% and are secured by fixed assets used in the Company's office locations.
At September 30, 2014, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2014, remainder	$5	$1,041
2015	11	5,236
2016	—	3,956
2017	—	2,979
2018	—	2,727
Thereafter	—	2,638
Total minimum lease payments	16	$18,577
Less: Amount representing interest	(1)
Present value of capital lease obligations	15
Less: current portion	(15)
Long-term portion of capital lease obligations	$—

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

At the Company's option, on or after December 20, 2016, the Company will be able to redeem all or a portion of the Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions. The Company may redeem the Notes in shares of the Company’s common stock, cash, or some combination of each.

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

At September 30, 2014, the net carrying amount of the liability component of the Notes consists of:

Liability component:
Principal	$201,250
Less: debt discount, net of amortization	(41,841)
Net carrying amount	$159,409

Equity component (1)	$43,293
(1) Recorded in the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $1,285 issuance costs in equity

For the three and nine months ended September 30, 2014, the Company incurred the following interest expense related to the Notes:

	Three Months Ended	Nine Months Ended
	September 30, 2014
1.25% coupon	$629	$1,882
Amortization of debt discount	2,190	6,481
Amortization of debt issuance costs	13	38
	$2,832	$8,401

7. Debt
Equipment Financing Loans
The Company entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.5%. As of September 30, 2014, the interest rate on the outstanding advances was 4.5%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at September 30, 2014 were $1,094. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of September 30, 2014, the Company was in compliance with the financial covenant.
Interest expense was $19 and $33, respectively, for the three months ended September 30, 2014 and 2013, and $69 and $113, respectively, for the nine months ended September 30, 2014 and 2013.
At September 30, 2014, the remaining repayment commitments related to the equipment loans are as follows:

Year ending December 31,
2014, remainder	$410
2015	684
$1,094
8. Common Stock

As of September 30, 2014, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share. The Company had 37,869 and 36,140 shares, respectively, issued and outstanding at September 30, 2014 and December 31, 2013.
Number of shares of common stock reserved for future issuance was as follows:

	As of September 30,	As of December 31,
	2014	2013
Shares available for future grant under the stock plans	5,155	4,584
Options outstanding under stock plans	5,848	7,223
Shares available for future issuance under ESPP	1,026	759
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	2,192	1,216
Common stock issuable upon conversion of the convertible senior notes	5,158	5,158
Total shares reserved	19,379	18,940
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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed 10 years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. Restricted stock awards generally vest over a four-year period. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2014, 5,155 shares were available for future grant.
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

The weighted average fair value of stock options granted to employees was $21.62 and $16.60, respectively, during the three months ended September 30, 2014 and 2013, and $20.01 and $8.31, respectively, during the nine months ended September 30, 2014 and 2013. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (in years)	6.08	6.08	5.31-6.08	5.31-6.08
Volatility	56%	61%	54% - 58%	57% - 61%
Risk-free interest rate	1.9%	1.8%	1.8% - 1.9%	0.9% - 1.8%
Dividend yield	—%	—%	—%	—%

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

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2013	7,223	$8.17	6.82	$180,543
Options granted	540	36.36
Options exercised	(1,465)	6.50
Options forfeited and canceled	(450)	14.36
Balance at September 30, 2014	5,848	$10.72	6.44	$154,661

The total intrinsic value of options exercised was $45,942 and $39,434, respectively, for the nine months ended September 30, 2014 and 2013. Total cash proceeds from such option exercises were $9,515 and $11,786, respectively, for the nine months ended September 30, 2014 and 2013.

The fair value of option grants that vested was $2,362 and $1,410, respectively, during the three months ended September 30, 2014 and 2013, and $8,231 and $5,178, respectively, during the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, the Company had unamortized stock-based compensation expense of $16,641 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.20 years.

Restricted Stock Units

A summary of the status of RSUs awarded and unvested under the stock option plans as of September 30, 2014 is presented below:

	RSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2013	1,214	$29.57
Awards granted	1,357	34.77
Awards vested	(217)	37.75
Awards forfeited	(162)	29.81
Awarded and unvested at September 30, 2014	2,192	$32.49

As of September 30, 2014, there was $46,834 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.23 years.

Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock was initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2014, there were 1,026 shares of the Company's common stock available for future issuance under the ESPP.
There were no stock purchase rights granted under the ESPP during the three months ended September 30, 2014 and 2013.

The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (in years)	n/a	n/a	0.50	0.50
Volatility	n/a	n/a	52%	40%
Risk-free interest rate	n/a	n/a	0.05%	0.08%
Dividend yield	n/a	n/a	—%	—%
As of September 30, 2014, the Company expects to recognize $223 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.13 years.
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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2014	2013
Stock options to purchase common stock	5,848	7,379
Employee stock purchase plan	106	102
Common stock subject to repurchase	—	2
Restricted stock units	2,192	153
Convertible senior notes	5,158	—
Total	13,304	7,636

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
The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue by solution:
Privacy, Protection and Security	$38,881	$25,382	$107,033	$69,757
Archiving and Governance	11,430	9,121	32,380	27,337
Total revenue	$50,311	$34,503	$139,413	$97,094

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue:
United States	$40,681	$28,241	$113,909	$80,038
Rest of world	9,630	6,262	25,504	17,056
Total revenue	$50,311	$34,503	$139,413	$97,094

Long-lived assets by geographic area are presented below:

	As of September 30,	As of December 31,
	2014	2013
Long-lived assets:
United States	$15,284	$9,425
Rest of world	3,085	1,796
Total long‑lived assets	$18,369	$11,221

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

Income tax expense for the three and nine months ended September 30, 2014 was $149 and $440 on pre-tax losses of $17,196 and $46,425, respectively. The Company recognized an income tax expense of $207 during the three months ended September 30, 2013 and an income tax benefit of $2,998 during the nine months ended September 30, 2013. These were based on three months and nine months pre-tax losses of $6,982 and $18,645, respectively. The income tax rate for the three and nine months ended September 30, 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and gains do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the three and nine months ended September 30, 2013 also varied from the United States statutory rate due to the recognition of a $3,364 deferred income tax benefit related to the release of a valuation allowance in a certain foreign jurisdiction which occurred during the period.

The Company's effective tax rate for the nine months ended September 30, 2014 decreased to negative 1.0% from 16.1% for the same prior year period. The prior period's effective tax rate was impacted by the recognition of a $3,364 deferred income tax benefit related to the release of a valuation allowance in a foreign jurisdiction.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances, on a quarterly basis. There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized.

As of September 30, 2014, the Company's gross uncertain tax benefits totaled $3,976, excluding related accrued interest and penalties of $243. As of September 30, 2014, $1,481 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the three months ended September 30, 2014, the Company's gross uncertain tax benefits increased $34. The increase is comprised of a $75 increase for tax positions taken in the current period offset by a $40 decrease for tax positions taken in prior periods.

The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities.

13. Subsequent Events
On October 31, 2014, the Company completed the acquisition of privately-held Nexgate, Inc. ("Nexgate") for $35,000. The results of Nexgate's operations will be included in the Consolidated Financial Statements following the acquisition date. The Company is currently evaluating the purchase price allocation following the consummation of the transaction. It is not possible to disclose the preliminary purchase price allocation or pro forma combined financial information given the short period of time between acquisition date and the filing of this report.

In October 2014, the Company entered into an amendment to extend the Taiwan office lease agreement for additional three years with the new expiration date of September 30, 2019.

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

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented 15% or more of our billings each year since 2008. As our business has grown, our subscription revenue has increased as a percentage of our total revenue, from 90% of total revenue in 2011 to 96% in the three months ended September 30, 2014.

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

Historically, the majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 54% for the three months ended September 30, 2014 as compared to the prior year period. As of September 30, 2014, we had approximately 3,200 customers around the world, including 41 of the Fortune 100. In terms of customer concentration, one partner accounted for 12% of our total revenue for the three months ended September 30, 2014, although the partner sold to a number of end-user customers, none which accounted for more than 10% of our total revenue. Other than the aforementioned partner above, there were no other single partners or customers that accounted for more than 10% of our total revenue in the three months ended September 30, 2014.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

We completed six acquisitions between January 1, 2013 and through September 30, 2014 to complement our solutions offerings which are more fully described in Note 2 to our accompanying Condensed Consolidated Financial Statements included in this report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total revenue	$50,311	$34,503	$139,413	$97,094
Growth	46%	27%	44%	25%
Subscription revenue	$48,506	$33,464	$134,757	$92,732
Growth	45%	29%	45%	25%
Adjusted subscription gross profit	$36,031	$25,298	$101,013	$69,628
% of subscription revenue	74%	76%	75%	75%
Billings	$62,132	$41,357	$158,814	$111,563
Growth	50%	38%	42%	39%
Adjusted EBITDA	$260	$(935)	$(990)	$(3,965)
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

The following table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Subscription revenue	$48,506	$33,464	$134,757	$92,732
Cost of subscription revenue	14,300	8,937	38,295	25,042
Subscription gross profit	34,206	24,527	96,462	67,690

Stock‑based compensation	715	203	1,638	631
Amortization of intangible assets	1,110	568	2,913	1,307
Adjusted subscription gross profit	$36,031	$25,298	$101,013	$69,628
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

Our use of billings as a non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Some of these limitations are:

•	Billings is not a substitute for revenue, as trends in billings are not necessarily directly correlated to trends in revenue;

•
Billings is affected by a combination of factors including the timing of renewals, the sales of our solutions to both new and existing customers, the relative duration of contracts sold, and the relative amount of business derived from strategic partners. As each of these elements has unique characteristics in the relationship between billings and revenue, our billings activity is not necessarily closely correlated to revenue; and

•
Other companies, including companies in our industry, may not use billings, may calculate billings differently, or may use other financial measures to evaluate their performance ‑ all of which reduce the usefulness of billings as a comparative measure.

The following table presents the reconciliation of total revenue to billings for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total revenue	$50,311	$34,503	$139,413	$97,094
Deferred revenue
Ending	143,384	101,328	143,384	101,328
Beginning	131,563	94,474	123,983	86,859
Net change	11,821	6,854	19,401	14,469
Billings	$62,132	$41,357	$158,814	$111,563
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
We do not place undue reliance on adjusted EBITDA as our only measure of operating performance. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do, that they do not reflect our capital expenditures or future requirements for capital expenditures and that they do not reflect changes in, or cash requirements for, our working capital.
The following table presents the reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net loss	$(17,345)	$(7,189)	$(46,865)	$(15,647)
Depreciation	2,486	1,513	6,522	4,150
Amortization of intangible assets	2,250	909	6,319	1,973
Interest expense, net	2,814	11	8,385	4
Provision for (benefit from) income taxes	149	207	440	(2,998)
EBITDA	(9,646)	(4,549)	(25,199)	(12,518)
Stock-based compensation expense	8,496	2,379	21,797	6,602
Acquisition-related expense	21	1,587	379	1,788
Litigation-related expense	209	—	661	—
Other income	(29)	(24)	(43)	(28)
Other expense (income), net	1,209	(328)	1,415	191
Adjusted EBITDA	$260	$(935)	$(990)	$(3,965)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$48,506	96%	$33,464	97%	$134,757	97%	$92,732	96%
Hardware and services	1,805	4	1,039	3	4,656	3	4,362	4
Total revenue	50,311	100	34,503	100	139,413	100	97,094	100
Cost of revenue:
Subscription	14,300	28	8,937	26	38,295	27	25,042	26
Hardware and services	2,964	6	1,409	4	7,941	6	3,851	4
Total cost of revenue	17,264	34	10,346	30	46,236	33	28,893	30
Gross profit	33,047	66	24,157	70	93,177	67	68,201	70
Operating expense:
Research and development	13,454	27	8,307	24	37,700	27	23,460	24
Sales and marketing	25,662	51	17,415	50	72,660	52	49,782	51
General and administrative	7,133	14	5,758	17	19,485	14	13,437	14
Total operating expense	46,249	92	31,480	91	129,845	93	86,679	89
Operating loss	(13,202)	(26)	(7,323)	(21)	(36,668)	(26)	(18,478)	(19)
Interest expense, net	(2,814)	(6)	(11)	—	(8,385)	(6)	(4)	—
Other income (expense), net	(1,180)	(2)	352	1	(1,372)	(1)	(163)	—
Loss before (provision for) benefit from income taxes	(17,196)	(34)	(6,982)	(20)	(46,425)	(33)	(18,645)	(19)
(Provision for) benefit from income taxes	(149)	—	(207)	(1)	(440)	(1)	2,998	3
Net loss	$(17,345)	(34)%	$(7,189)	(21)%	$(46,865)	(34)%	$(15,647)	(16)%

Comparison of the three and nine months ended September 30, 2014 and 2013:
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$48,506	$33,464	45%	$134,757	$92,732	45%
Hardware and services	1,805	1,039	74	4,656	4,362	7
Total revenue	$50,311	$34,503	46%	$139,413	$97,094	44%
Subscription revenue for the three and nine months ended September 30, 2014 increased $15.0 million, or 45%, and $42.0 million, or 45%, as compared to the corresponding periods last year. These increases were primarily due to a $12.0 million and $34.4 million, respectively, increase in subscription revenue contributed from the United States, including $1.5 million and $5.7 million, respectively, released from deferred revenue related to an acquisition in the fourth quarter of 2013. To a lesser extent, for the same period, there was an increase of $3.0 million and $7.6 million, respectively, from our international operations. These increases were due to our ongoing investment in sales and marketing resources, including net headcount increase in sales and marketing personnel, combined with improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions.
Hardware and services revenue for the three months ended September 30, 2014 increased $0.8 million, or 74%, as compared to the three months ended September 30, 2013 due to additional units sold. It increased $0.3 million, or 7%, during the nine months ended September 30, 2014 as compared to the corresponding period last year, primarily due to the increase in hardware revenue and partially offset by the timing of professional services revenue recognition upon completion of the service during the first quarter of 2013, that did not recur during the first quarter of 2014.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$14,300	$8,937	60%	$38,295	$25,042	53%
Hardware and services	2,964	1,409	110	7,941	3,851	106
Total cost of revenue	$17,264	$10,346	67%	$46,236	$28,893	60%
Cost of subscription revenue for the three and nine months ended September 30, 2014 increased $5.4 million, or 60%, and $13.3 million, or 53%, respectively, as compared to the corresponding periods last year. Operations-related expenses increased $3.0 million and $7.0 million, respectively, as a result of higher headcount costs, ISP network services, expenses related to computer equipment, computer supplies and software, depreciation of fixed assets to support the revenue growth and amortization of intangible assets from 2013 acquisitions, partially offset by a decrease in amortization expense of intangible assets acquired in 2011. Customer-support related expenses increased $0.9 million and $2.7 million, respectively, driven by increased headcount costs and consulting services as a result of our growth in the periods. The increase of $0.8 million and $2.3 million, respectively, in data center costs was due to the ongoing growth in usage by new and existing customers as we expanded operations in 2014. Royalty expense increased $0.4 million and $1.2 million, respectively, due to increased revenue during the three months ended September 30, 2014, costs from license agreements acquired from an acquisition in the fourth quarter of 2013 as well as the costs from the write-off of a prepaid third-party license agreement during the first quarter of 2014, partially offset by a net decrease in royalty rates.
Cost of hardware and service revenue for the three and nine months ended September 30, 2014 increased $1.6 million, or 110%, and $4.1 million, or 106%, respectively, as compared to the corresponding periods last year. This increase was primarily due to the increase in units sold in the period, headcount-related costs, travel and consulting expenses as we expanded operations during 2014.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Research and development	$13,454	$8,307	62%	$37,700	$23,460	61%
Percent of total revenue	27%	24%		27%	24%
Research and development expense increased $5.1 million, or 62%, and $14.2 million, or 61%, for the three and nine months ended September 30, 2014 as compared to the corresponding period last year. This change was primarily due to increased personnel costs of $4.7 million and $12.7 million, including increases of $2.5 million and $5.9 million, respectively, in stock-based compensation expense, as a result of headcount increases, partially due to the acquisitions in 2013 and through the second quarter of 2014, as we continued our focus on enhancing and expanding our solutions and platforms. We also incurred more corporate expenses of $0.4 million and $1.1 million, respectively, driven by higher allocated costs from facilities, human resources and IT-support functions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Sales and marketing	$25,662	$17,415	47%	$72,660	$49,782	46%
Percent of total revenue	51%	50%		52%	51%
Sales and marketing expense increased $8.2 million, or 47%, and $22.9 million, or 46%, for the three and nine months ended September 30, 2014, as compared to the corresponding period last year. Headcount increase on a worldwide basis resulted in increased employee compensation-related expenses of $6.9 million and $18.2 million, respectively, which include increases in stock-based compensation expense of $1.8 million and $4.7 million. Corporate expenses increased $0.8 million and $2.6 million, respectively, primarily due to increase in intangible amortization expense from the acquisitions in 2013. Facility and travel related expenses increased $0.6 million and $1.7 million, respectively, primarily due to sales expansion and increased headcount. Outside services increased $0.4 million and $0.5 million, respectively, to support the sales headcount increase, offset by decreases of $0.4 million and $0.1 million, respectively, in various marketing expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
General and administrative	$7,133	$5,758	24%	$19,485	$13,437	45%
Percent of total revenue	14%	17%		14%	14%
General and administrative expense increased $1.4 million, or 24%, and $6.0 million, or 45%, for the three and nine months ended September 30, 2014 as compared to the corresponding period last year. This change was primarily due to increases in personnel costs of $2.1 million and $5.3 million, respectively, from higher headcount, as well as increases of $0.3 million and $1.1 million, respectively, in other corporate expenses such as tax and audit fees, legal, sales and use taxes, and $0.2 million and $0.6 million, respectively, increases in outside services as we expanded operations, offset by a reduction of $1.3 million and $1.1 million, respectively, in fees incurred related to the five acquisitions in 2013.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(1,180)	$352	435%	$(1,372)	$(163)	(742)%
Total other income (expense), net decreased $1.5 million and $1.2 million, respectively, for the three and nine months ended September 30, 2014, as compared to the corresponding period last year, primarily due to greater fluctuations in foreign currency exchange rates during the three months ended September 30, 2014.

(Provision For) Benefit From Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
(Provision for) benefit from income taxes	$(149)	$(207)	(28)%	$(440)	$2,998	(115)%
We recorded an income tax expense of $0.1 million and $0.2 million during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 we recorded an income tax expense of $0.4 million as compared to an income tax benefit of $3.0 million during the nine months ended September 30, 2013. The change in the nine month results is primarily due to a $3.4 million discrete benefit in the prior period for the release of a valuation allowance on certain Canadian deferred tax assets.

Liquidity and Capital Resources
As of September 30, 2014, we had $194.6 million in cash and cash equivalents.

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

We have also utilized equipment lines to fund capital purchases. In April 2011, we entered into an equipment loan agreement with Silicon Valley Bank for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of September 30, 2014, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at September 30, 2014 were $1.1 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of September 30, 2014, we were in compliance with the financial covenant.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$5,824	$7,294
Net cash used in investing activities	(62,235)	(6,001)
Net cash provided by financing activities	$7,242	$11,281
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
During the nine months ended September 30, 2014, operating activities provided $5.8 million of cash which was the result of a net loss of $46.9 million, partially offset by non-cash adjustments of $41.4 million. Non-cash adjustments included depreciation and amortization from capitalized expenditures and acquisitions of businesses, accretion of investments, deferred tax assets and liabilities, stock‑based compensation expense and amortization of debt issuance costs and accretion of debt discount. The net change in working capital was primarily due to an increase in accounts receivable of $6.7 million related to the timing of receipts, and an increase in accounts payable and accrued liabilities of $0.9 million, primarily related to accruals for costs from increased headcount and expanded operations. We also had an increase of $2.7 million in prepaid expenses and other current assets primarily due to an increase of $1.0 million from the lease incentive related to the corporate office and $1.3 million increase in other prepaid expenses as we expanded operations during 2014, an increase in deferred product costs of $0.8 million, higher inventory spending of $0.5 million from greater spending on appliance inventory and computer equipment for future sales, $19.4 million related to increased billings and the timing of revenue recognition, and an increase in deferred rent charges of $1.7 million as a result of the execution of the new lease for our corporate offices in Sunnyvale.
During the nine months ended September 30, 2013, operating activities provided $7.3 million of cash which was the result of a net loss of $15.6 million, partially offset by non-cash adjustments of $10.8 million. Non-cash adjustments included depreciation and amortization from capital expenditures and acquisitions of businesses, accretion of investments, deferred tax assets and liabilities and stock‑based compensation expense. The net change in working capital was primarily due to an increase in accounts receivable of $2.9 million related to the timing of receipts, partially offset by an increase in accounts payable and accrued liabilities of $0.7 million related to the timing of the accrued payables paid during the period, and $14.5 million related to increased billings and the timing of revenue recognition.

Net Cash Flows Used in Investing Activities

Our primary investing activities have consisted of the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Cash from investing activities decreased $62.2 million of cash during the nine months ended September 30, 2014 primarily due to $37.8 million of short-term investments purchased, $22.7 million for the acquisition of NetCitadel, partially offset by $0.7 million proceeds received from indemnification claim related to prior acquisition. In addition, we used $10.4 million to purchase equipment for infrastructure expansion. These expenditures were primarily for replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud‑based architecture. Partially offsetting these decreases were proceeds of $8.0 million from sales and maturities of short-term investments.
During the nine months ended September 30, 2013, cash from investing activities used $6.0 million of cash primarily due to the acquisitions of Mail Distiller, eDynamics, Abaca and Armorize for a combined total of $28.5 million and purchases of short-term investments of $20.4 million. In addition, we used $4.5 million to purchase equipment for infrastructure expansion. These decreases were partially offset by proceeds totaling $47.4 million from the sales and maturities of short-term investments.

Net Cash Flows Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2014 was $7.2 million. This was primarily due to $11.7 million of proceeds from the exercise of stock options and purchases made under the employee stock purchase plan, partially offset by $1.8 million of withholding taxes related to restricted stock net share settlement, $1.2 million in repayments under our equipment financing loans, $0.2 million debt issuance costs payments related to the Notes, $0.5 million earn-out payments and $0.7 million holdback amount payments release related to prior acquisitions.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds, corporate debt securities and a certificate of deposit. As of September 30, 2014, we had cash, cash equivalents and short-term investments of $232.8 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2014, we had an outstanding balance of $201.3 million aggregate principal amount of the Notes, which has a fixed interest rate of 1.25%, and other outstanding borrowings with principal amounts of $1.1 million, which has a fixed interest rate of 4.5%. We carry these instruments at face value, less relative fair value of conversion option allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates as interest rate changes and, in the case of the Notes, when the market price of our common stock fluctuates.

Foreign Currency Risk
Our sales to international customers are generally U.S. dollar‑denominated and the functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $1.3 million and $0.1 million, respectively, for the nine months ended September 30, 2014 and 2013. Transaction gains and losses are included in other income (expense), net. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.
To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future. For our operating results and cash flows, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. However, as our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk.
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
We have incurred net losses in every year since our inception, including net losses of approximately $46.9 million and $15.6 million, respectively, for the nine months ended September 30, 2014 and 2013. As a result, we had an accumulated deficit of $256.9 million as of September 30, 2014. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of September 30, 2014, we had $104.1 million in goodwill and intangible assets, net of accumulated amortization, recorded on our accompanying Condensed Consolidated Balance Sheets. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on November 6, 2014.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)