Form 10-K
period 2014-12-31
PROOFPOINT INC
filed 2015-02-26
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2014 as reported by the NASDAQ Global Select Market on that date, was approximately $1,291,000,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 38,993,942 shares.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

PROOFPOINT, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

PART I

ITEM 1. BUSINESS

Overview

Proofpoint is a leading security-as-a-service provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our security-as-a-service platform is comprised of an integrated suite of on-demand data protection solutions, including threat protection, incident response, regulatory compliance, archiving, governance, eDiscovery, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies - including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments - to address today's rapidly changing threat landscape.

A fundamental shift in the sources of cyber crime, from hackers to organized crime and governments, combined with the emergence of international data trafficking and sophisticated advanced persistent threats ("APTs"), polymorphic threats, zero-day exploits, and user-transplant "drive-by" downloads, is driving an unprecedented wave of targeted, malicious attacks designed to steal valuable information. At the same time, the growth of business-to-business collaboration and the use of social media for mass communication, as well as the consumerization of IT and the associated adoption of mobile devices and unmanaged Internet-based applications, has proliferated sensitive data and reduced the effectiveness of many existing security products. These factors have contributed to an increasing number of severe data breaches and expanding regulatory mandates, all of which have accelerated demand for effective data protection and governance solutions.

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premise and cloud-based email, instant messaging, social media and other web-based applications, but also by keeping track of such information as it is modified and distributed throughout the enterprise for compliance and data loss prevention and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

•	Keeping malicious content out of the extended enterprise;

•	Preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;

•	Collecting, retaining, governing and discovering sensitive data for compliance and litigation support; and

•	Securely sharing sensitive data with customers, partners and suppliers.

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

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, protect against outbound security risks, and archive and govern corporate information. Today, our solutions are used by approximately 3,300 customers worldwide, including 45 of the Fortune 100, protecting tens of millions of end-users. We market and sell our solutions worldwide both directly through our sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also distribute our solutions through strategic partners.

The Proofpoint Solution

Our integrated suite of on-demand security-as-a-service solutions enables large and mid-sized organizations to defend, protect, archive and govern their sensitive data. Our comprehensive platform provides threat protection, incident response, regulatory compliance, archiving, governance, eDiscovery, and secure communication. These solutions are built on a cloud-based architecture, protecting data not only as it flows into and out of the enterprise via on-premise and cloud-based email, instant messaging, social media and other web-based applications, and also keeps track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention and securely archiving these communications for compliance and discovery. We have pioneered the use of innovative technologies to deliver better ease-of-use, greater protection against the latest advanced threats, and lower total cost of ownership than traditional alternatives. The key elements of our solution include:

•
Superior protection against advanced, targeted threats.  We use a combination of proprietary technologies for big data analytics, machine learning, deep content inspection, dynamic malware analysis, threat correlation, and virtual execution environments to predictively and actively detect and stop targeted "spear phishing" and other sophisticated advanced and next-generation threat attacks, including APTs, that employ polymorphic threats, zero-day exploits, user-transparent “drive-by” downloads and other penetration tactics. By processing and modeling billions of requests per day, we can recognize anomalies in traffic flow to predictively detect targeted attacks, before users are exposed. Our deep content inspection technology enables us to identify malicious message attachments and distinguish between valid messages and "phishing" messages designed to look authentic and trick the end-user into divulging sensitive data or clicking on a malicious web link. Our machine learning technology enables us to detect targeted "zero-hour" attacks in real-time, even if they have not been seen previously at other locations, and quarantine them appropriately. Our dynamic malware analysis and virtual execution environment technologies enable us to examine web site destinations and downloadable files to identify and block potentially hostile code that would otherwise compromise end-user computers, even if such web sites are otherwise benign and considered reputable. Our threat correlation technologies enable us to rapidly confirm and contain threats, providing rapid automated incident response.

•
Comprehensive, integrated data protection, compliance, and eDiscovery suite.  We offer a comprehensive solution for data protection and governance through an integrated, security-as-a-service platform that is comprised of five main suites: Proofpoint Enterprise Protection, Proofpoint Enterprise Privacy, Proofpoint Enterprise Archive & Governance, Proofpoint Nexgate Social Media Security & Compliance, and Proofpoint Essentials. Together, these solutions can improve an organization's ability to detect and mitigate inbound and outbound threats and securely archive and discover communication across all major communication channels including on-premise and cloud-based email, instant messaging, social media and other web-based applications. In addition, our common policy framework and reporting systems enable organizations to comply with complex regulatory mandates, implement consistent data governance policies and ensure end-to-end incident response across the enterprise.

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

Our Security-as-a-Service Platform

We provide a multi-tiered security-as-a-service platform consisting of solutions, platform technologies and infrastructure. Our platform currently includes five solutions bundled for the convenience of our customers, distributors and resellers: Proofpoint Enterprise Protection, Proofpoint Enterprise Privacy, Proofpoint Enterprise Archive & Governance, Proofpoint Nexgate Social Media Security & Compliance, and Proofpoint Essentials. Each of these solutions is built as an aspect of our security-as-a-service platform, which includes both platform services and enabling technologies. Our platform services provide the key functionality to enable our various solutions while our enabling technologies work in conjunction with our platform services to enable the efficient construction, scaling and maintenance of our customer-facing solutions.

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

SOLUTIONS
Proofpoint Enterprise Protection
Proofpoint Enterprise Privacy
Proofpoint Enterprise Archive & Governance
Proofpoint Essentials™
Proofpoint Nexgate Social Media
PLATFORM
Security-as-a-Service Platform
PLATFORM SERVICES
Content Inspection
Reputation
Encryption and Key Management
Notification and Workflow
Analytics and Search
Dynamic Malware Analysis
ENABLING TECHNOLOGY
Big Data Analytics
Machine Learning
Identity and Policy
Secure Storage
Virtual Execution Environments
Intelligent Message Routing
Threat Correlation
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

•
Threat response. Provides threat information and Indicators of Compromise correlation, aggregating across Proofpoint and other third-party security products, to confirm and contain system compromises. By taking advantage of this automated incident response, enterprises can minimize exfiltration windows and leverage staff for breach prevention and mitigation.

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

•	Automated Incident Response. Analyzes and correlates incident data to confirm system compromises, then acts to contain systems to help minimize and mitigate exposure.

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

Proofpoint Enterprise Privacy

Our data loss prevention, encryption and compliance solution defends against leaks of confidential information, and helps ensure compliance with common U.S., international and industry-specific data protection regulations - including the Health Care Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Gramm-Leach-Bliley Act, Canada's Personal Information Protection and Electronic Documents Act, as well as acts such as CA SB 24 MA 201 CMR 17.00, ITAR, NERC-CIP, CFTC red flag rules, Basel II, EuroSOX (Directive 84/253/EEC), European Union Data Privacy Directive, and the Payment Card Industry Security Standards. Key capabilities within Proofpoint Enterprise Privacy include:

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

•
Policy-based encryption.  Automatically encrypts regulated and other sensitive data before it leaves an organization's security perimeter without requiring cumbersome end-user key management. This enables authorized external recipients, whether or not they are our customers, to quickly and easily decrypt and view content from most devices.

•
Secure file transfer.  Provides secure, large file transfer capabilities that enables end-users to send large files quickly, easily, and securely while eliminating the impact of large attachments on an email infrastructure.

•	Secure share. Cloud-based security-focused solution designed to enable enterprise users to securely exchange large files with ease while staying compliant with enterprise data policies.

•	Content Control. Automated discovery and remediation solution identifies and enables corrective action on sensitive content across enterprise; reduces risk of data breaches and compliance violations.

Key benefits of Proofpoint Enterprise Privacy include:

•	Regulatory compliance. Enables outbound messages to comply with national and state government and industry-specific privacy regulations.

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

Proofpoint Nexgate Social Media & Compliance

Our Nexgate Social Media Security & Compliance solution enables customers to effectively protect their online brand presence and social media communication infrastructure. Nexgate technology automatically identifies and remediates fraudulent social media accounts, account hacks, and content that contains malware, spam and abusive language. In addition, the Nexgate solution enables enterprises to enforce policies on authorized accounts and posts in order to comply with a wide-range of social media regulatory requirements including FTC, FINRA, FFIEC, FDA, HIPAA, PHI, SEC, ABA and more. Key capabilities within Proofpoint Nexgate Social Media & Compliance include:

•
Discovery: Using a native cloud-based platform, customers can quickly find the social media applications, accounts, and properties that are affiliated with their brands, measure the footprint and activity for their accounts, benchmark that against competitors, identify key content and risks and report on aspects of security and compliance.

•	Monitoring: Leveraging social media APIs, the platform can monitor and apply content policies to the brand’s owned social media accounts for security, compliance and acceptable use.

•
Protection: Using proprietary Deep Social Linguistic Analysis (DSLA) technology, social media and brand managers can aggregate content from across their enterprise and review it for security, risk and compliance violations (including FINRA, FFIEC, FDA, SEC, FCA violations), allowing them to safely syndicate content distribution across their social media marketing platforms.

Key benefits of Proofpoint Nexgate Social Media Security & Compliance include:

•
Abuse prevention: Scans social networks to discover and track an organization’s accounts and detect fraudulent social media accounts. Automatically protects social media channels from malware, spam, hacks, abusive and offensive content. Effectively scales account moderation with automated, accurate identification of bad content.

•
Additional security: Detects unauthorized changes and anomalous behavior on social account profiles. Locks down pages and accounts in the event of vandalism or hack. Catches and logs unauthorized changes to accounts and associated applications.

•
Enhanced compliance: Reduces potential liability from inadvertent posting of sensitive data and demonstrates compliance with more than 35 standards and industry regulations. Automates compliance review processes and social advocate programs through seamless integration with leading social media management suites.

Proofpoint Essentials

Proofpoint Essentials is our suite of security-as-a-service and compliance solutions specifically designed for distribution across managed service providers and dedicated security resellers. Key capabilities include inbound email filtering to block spam and malware, outbound filtering for compliance with company policies, email continuity to enable email service availability and email archiving.

Platform Services

Our platform services provide the key functionality to implement our various solutions, using our enabling technologies. Our platform services primarily consist of:

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

•
Threat correlation.  Utilizes inputs from Proofpoint, cloud, and other third-party products to assess Indicators of Compromise and confirm successful system compromises by malicious actors in near-real-time, then administers network controls to effectively contain the compromised systems.

•
Virtual execution environments.  An advanced approach to threat detection wherein suspected malware is exposed to a permuted set of instrumented virtual system environments, to assess maliciousness, exploit activity and compromise processes.

Infrastructure

We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across eight data centers located in the United States, Canada, the Netherlands and Germany.

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

Customers

As of December 31, 2014, we had approximately 3,300 customers of all sizes across a wide variety of industries, including 45 of the Fortune 100. A number of our largest customers use our platform to protect millions of users and handle tens of millions of messages per day. We have a highly diversified customer base, with one customer, a strategic partner serving a number of end customers with our platform, who accounted for 12% of total revenue in 2014 and 14% of total revenue in both 2013 and 2012. In each year since the launch of our first solution in 2003, we have retained over 90% of our customers.

We target large and mid-sized organizations across all major verticals including aerospace and defense, education, financial services, government, healthcare, manufacturing and retail. We have been particularly successful selling to the largest enterprises; 25 of the 50 largest companies in the United States as ranked by Fortune Magazine are our customers. We have also had success penetrating the market leaders in a number of significant verticals including:

•	3 of the 5 largest U.S. retailers

•	2 of the 5 largest U.S. aerospace and defense contractors

•	5 of the 5 largest U.S. banks

•	3 of the 5 largest global pharmaceutical companies

•	2 of the 5 largest U.S. petroleum refining companies

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

Proofpoint Support Services

We deliver 24x7x365 customer support from support centers located in the United States, Japan, Malaysia, Singapore, Canada and the United Kingdom. We offer a wide range of support offerings with varying levels of access to our support resources.

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

Research and development expenses were $51.9 million, $34.4 million and $24.8 million for 2014, 2013 and 2012, respectively.

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

Key competitors include:

•
Data Protection and Privacy:  Cisco (through its acquisition of IronPort), McAfee, an Intel subsidiary (through its acquisitions of Secure Computing and MX Logic), Microsoft (through its acquisition of Frontbridge), and Symantec (through its acquisitions of Brightmail and MessageLabs)

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2014, we had 42 patents and 24 patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.

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

Employees

As of December 31, 2014, we had 859 employees. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense and we may not be successful in retaining our key employees or attracting skilled personnel.

Corporate Information

We were incorporated in Delaware in 2002. Our principal executive offices are located at 892 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 517-4710. Our website is www.proofpoint.com.

Proofpoint, the Proofpoint logo, all of our product names and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are our property. Other trademarks appearing in this prospectus are the property of their respective holders.

Geographic Information

     For financial reporting purposes, net revenue and long-lived assets attributable to significant geographic areas are presented in Note 13, "Segment Reporting", to the consolidated financial statements, which is incorporated herein by reference.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (“SEC”)'s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Proofpoint and other companies that file materials with the SEC electronically. Copies of Proofpoint's reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our Internet website, http://

investors.proofpoint.com/financials.cfm, or by sending an electronic message by visiting the Contact Us section within the investor relations portion of our website.

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

We have incurred net losses in every year since our inception, including net losses of $64.2 million, $27.5 million and $20.4 million in 2014, 2013 and 2012, respectively. As a result, we had an accumulated deficit of $274.2 million as of December 31, 2014. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

We may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our common stock could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price for our common stock could decline. Additionally, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or may not be achieved. Further, our stock price may be affected by financial media, including press reports and blogs.

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
In addition, messaging and collaboration technologies are evolving rapidly. For instance, the widespread adoption and use of mobile devices, unmanaged Internet‑based collaboration and file sharing applications and social networking sites have caused valuable and sensitive data to proliferate well beyond traditional corporate email systems, resulting in new and increasing security risks. We are devoting resources to continue acquiring, developing and marketing our solutions for these emerging methods of communication and collaboration. However, our customers may not perceive the need to deploy our solutions intended to address these emerging areas. If we are unable to successfully develop, market, broaden or enhance our solutions to address the wider range of threats caused by the proliferation of new technologies and methods of communication, demand for our existing solutions would decrease, and our business would be harmed.
Our solutions collect, filter and archive customer data which may contain personal information, which raises privacy concerns and could result in us having liability or inhibit sales of our solutions.
Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and disclosure of personal information. Because many of the features of our solutions use, store, and report on customer data which may contain personal information from our customers, any inability to adequately address privacy concerns, or comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us, damage to our reputation, loss of sales, and harm to our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our solutions and reduce overall demand for them. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions. For example, in the United States regulations such as the Gramm‑Leach‑Bliley Act, which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which regulates the use and disclosure of personal health information, impose significant security and data protection requirements and obligations on businesses that may affect the use and adoption of our solutions. The European Union’s Data Protection Directive requires member states to impose restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.

The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

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
One key element of our growth strategy is to develop a worldwide customer base and expand our operations worldwide. Our international revenue keeps growing as we add employees, offices and customers internationally, particularly in Europe and Asia.

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

In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•	fluctuations in currency exchange rates, which may cause our revenues and operating results to differ materially from expectations;

•	our lack of familiarity with commercial and social norms and customs in other countries which may adversely affect our ability to recruit, retain and manage employees in these countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

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
We currently serve our customers from third‑party data center facilities and resources located in the United States, Canada and Europe. We also rely on bandwidth providers, Internet service providers, and mobile networks to deliver our solutions. Any damage to, or failure of, the systems of our third‑party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities.

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
We have experienced significant growth in recent periods. For example, we grew full-time employee headcount from 680 as of December 31, 2013 to 859 as of December 31, 2014. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
We have and may further expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders and consume corporate resources that otherwise would be necessary to sustain and grow our business.
We have made multiple acquisitions in 2014 and 2013 and our business strategy may, from time to time, continue to include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third‑party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of December 31, 2014, we had $134.6 million in goodwill and intangible assets, net of accumulated amortization, recorded on our consolidated balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. We have invested in the creation of a cloud offering certified under both the Federal Information Security Management Act and the Federal Risk and Authorization Management Program for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way.
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
We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2018 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, which includes our operations and research and development facilities, is located in Sunnyvale, California, and currently consists of 95,557 square feet of space under a lease that expires in 2019, with a five-year extension option.

We lease additional U.S. offices in Minuteman, Utah and Herndon, Virginia. We also lease offices in Toronto, Canada; Paris, France; Tokyo, Japan; Singapore; Reading, United Kingdom; Munich, Germany; Belfast, Ireland; and Taipei, Taiwan. We believe our facilities are adequate for our current needs and for the foreseeable future.

The following is a list of our locations and the primary functions.

Location	Primary function
Sunnyvale, California, U.S.	Research and development, sales, marketing and administration
Minuteman, Utah, U.S.	Research and development, sales, marketing and administration
Herndon, Virginia, U.S.	Sales
Westminster, Colorado, U.S.	Research and development
Toronto, Canada	Research and development, sales, marketing and administration
Reading, United Kingdom	Research and development, sales and marketing
Paris, France	Sales
Tokyo, Japan	Sales
Singapore	Sales
Belfast, Ireland	Research and development, sales and marketing
Taipei, Taiwan	Research and development, sales, marketing and administration
Munich, Germany	Sales and marketing

We operate eight data centers at third-party facilities throughout the world: four in the United States, two in Canada, one each in the Netherlands and Germany.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 7, Commitments and Contingencies, to the consolidated financial statements for a description of a legal proceeding currently pending against the Company.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$45.31	$32.40
Second Quarter	$37.79	$24.49
Third Quarter	$41.55	$33.26
Fourth Quarter	$50.20	$33.44
Year Ended December 31, 2013
First Quarter	$17.13	$12.57
Second Quarter	$24.34	$16.63
Third Quarter	$32.12	$23.52
Fourth Quarter	$33.51	$26.81

Holders of our Common Shares

As of February 13, 2015, there were 54 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.

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

Unregistered Sales of Equity Securities
On October 31, 2014, Proofpoint issued 53,528 shares of Proofpoint’s common stock to certain stockholders of Nexgate as partial consideration, with an aggregate value of approximately $2 million, paid by Proofpoint in connection with the consummation of Proofpoint’s acquisition of Nexgate. The shares were not registered under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act for a transaction by an issuer not involving a public offering.
.

Use of Proceeds from Public Offering of Common Stock
There has been no material change in the use of proceeds from our initial public offering in April 2012.
Stock Performance Graph

The following graph shows a comparison from April 20, 2012 through December 31, 2014, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes an investment of $100 on April 20, 2012 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

Comparison of 11 Quarter Cumulative Total Return
Assumes Initial Investment of $100
December 2014
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
4/20/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
Proofpoint, Inc.
NASDAQ Composite-Total Returns
NASDAQ Computer Index

	Three months ended
	April 20, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Proofpoint, Inc.	100.00	120.38	105.47	87.43	119.74	172.23	228.13	235.58	263.35	266.05	263.78	342.54
NASDAQ Composite - Total Returns	100.00	98.09	104.50	101.92	110.60	115.60	128.54	142.87	143.67	151.30	154.69	163.50
NASDAQ Computer Index	100.00	96.61	102.81	95.61	98.11	100.36	111.94	128.24	130.66	141.80	149.33	156.01

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

We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited financial statements not included in this report. The financial data below includes the impact of the acquisitions (see Note 2 "Acquisitions"). Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$187,527	$132,062	$101,470	$73,896	$57,657
Hardware and services	8,080	5,869	4,825	7,942	7,133
Total revenue	195,607	137,931	106,295	81,838	64,790
Cost of revenue:(1)
Subscription	53,136	35,438	28,246	24,193	24,523
Hardware and services	12,543	6,124	4,867	5,537	4,082
Total cost of revenue	65,679	41,562	33,113	29,730	28,605
Gross profit	129,928	96,369	73,182	52,108	36,185
Operating expense:(1)
Research and development	51,903	34,449	24,827	19,779	17,583
Sales and marketing	102,455	71,781	55,239	42,676	31,161
General and administrative	26,679	19,622	12,693	9,237	7,465
Total operating expense	181,037	125,852	92,759	71,692	56,209
Operating loss	(51,109)	(29,483)	(19,577)	(19,584)	(20,024)
Interest expense, net	(11,213)	(641)	(108)	(300)	(340)
Other (expense) income, net	(2,230)	(215)	(154)	113	(258)
Loss before benefit from (provision for) income taxes	(64,552)	(30,339)	(19,839)	(19,771)	(20,622)
Benefit from (provision for) income taxes	313	2,808	(521)	(370)	(243)
Net loss	$(64,239)	$(27,531)	$(20,360)	$(20,141)	$(20,865)
Net loss per share, basic and diluted	$(1.72)	$(0.79)	$(0.85)	$(5.03)	$(5.83)
Weighted average shares outstanding, basic and diluted(2)	37,381	34,874	24,056	4,005	3,575
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$2,404	$1,007	$657	$366	$357
Cost of hardware and services revenue	604	196	70	29	17
Research and development	10,204	3,608	1,869	1,247	1,010
Sales and marketing	10,795	4,270	3,103	1,976	1,113
General and administrative	6,997	3,002	1,622	930	868
Amortization of intangible assets:
Cost of subscription revenue	$4,157	$2,220	$2,785	$3,772	$3,745
Research and development	93	47	30	1	—
Sales and marketing	4,494	1,743	461	769	637
General and administrative	46	34	—	—	—

(2)
See Note 12, "Net Loss Per Share" of our notes to consolidated financial statements included elsewhere in this report for an explanation of the calculations of basic and diluted net loss per share of common stock.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$214,986	$251,801	$86,517	$12,714	$12,747
Property and equipment, net	18,718	11,221	8,560	7,353	4,630
Total assets	424,250	390,559	140,441	67,952	62,352
Convertible senior notes	161,630	152,928	—	—	—
Debt, current and long-term	695	2,350	4,012	4,981	264
Deferred revenue, current and long-term	162,675	123,983	86,859	76,240	69,101
Convertible preferred stock	—	—	—	109,911	109,820
Total stockholders' equity (deficit)	56,473	77,160	33,808	(137,347)	(128,401)

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

Overview

Proofpoint is a leading security-as-a-service ("SaaS") provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our SaaS platform is comprised of an integrated suite of on-demand data protection solutions, including threat management and incident response, regulatory compliance, archiving, data governance and eDiscovery, and secure communication.

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. As the threat environment has continued to evolve, we have dedicated significant resources to meet the ongoing challenges that this highly dynamic environment creates for our customers such as investing significantly to expand the breadth of our data protection platform with $11.6 million and $7.1 million spent in 2014 and 2013, respectively, on capital spending to support infrastructure expansion. These expenditures are primarily in connection with the replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud-based architecture.

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

Additionally, during 2014, we have completed two acquisitions to complement our solutions offerings. Both of our 2014 acquisitions are described in Note 2 to our consolidated financial statements included in this report.

With the Nexgate Inc. acquisition on October 31, 2014, we introduced a social media security and compliance solution which enables customers to effectively protect their online brand presence and social media communication infrastructure. Nexgate technology automatically identifies and remediates fraudulent social media accounts, account hacks, and content that contains malware, spam and abusive language. In addition, the Nexgate solution enables enterprises to enforce policies on authorized accounts and posts in order to comply with a wide-range of social media regulatory requirements including FTC, FINRA, FFIEC, FDA, HIPAA, PHI, SEC and ABA.

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have retained over 90% of our customers. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented greater than 15% of our billings each year since 2008.

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

Historically, the majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 58% for the year ended December 31, 2014 as compared to prior year. As of December 31, 2014, we had approximately 3,300 customers around the world, including 45 of the Fortune 100. In terms of customer concentration, there was one partner that accounted for 12% of our total revenue for the year ended December 31, 2014, although the partner sold to a number of end-user customers, none which accounted for more than 10% of our total revenue. Other than the aforementioned partner above, there were no other single partners or customers that accounted for more than 10% of our total revenue in 2014.

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

As part of maintaining our SaaS platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud-based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers' experience over time while also lowering our costs to deliver the service. Our SaaS platform is a shared infrastructure that is used by all of our customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.

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

Considering all of these factors, we do not expect to be profitable based on accounting principles generally accepted in the Unites States of America, or GAAP, basis in the near term and in order to achieve profitability we will need to grow revenue at a rate faster than our investments in operating expenses and cost of revenue.

We intend to grow our revenue through acquiring new customers by investing in our sales and marketing activities. We believe that an increase in new customers in the near term will result in a larger base of renewal customers, which, over time we expect to be more profitable for us.

Sales and marketing is our largest expense and hence a significant contributing factor to our operating losses. Given that our costs to acquire new revenue sources, either in the form of new customers or the sale of additional solutions to existing customers, often exceed the actual revenue recognized in the initial periods, we believe that our opportunity to improve our return on investment in sales and marketing costs relies primarily on our ongoing ability to cost-effectively renew our business with existing customers, thereby lowering our overall sales and marketing costs as a percentage of revenue as the mix of revenue derived from this more profitable renewal activity increases over time. Therefore, we anticipate that our initial significant investments in sales and marketing activities will over time generate a larger base of more profitable customers.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total revenue	$195,607	$137,931	$106,295
Growth	42%	30%	30%
Subscription revenue	$187,527	$132,062	$101,470
Growth	42%	30%	37%
Adjusted subscription gross profit	$140,952	$99,851	$76,666
% of subscription revenue	75%	76%	76%
Billings	$233,699	$160,506	$116,914
Growth	46%	37%	31%
Adjusted EBITDA	$(495)	$(4,326)	$(4,543)

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

The following table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Subscription revenue	$187,527	$132,062	$101,470
Cost of subscription revenue	53,136	35,438	28,246
Subscription gross profit	134,391	96,624	73,224
Add back:
Stock‑based compensation	2,404	1,007	657
Amortization of intangible assets	4,157	2,220	2,785
Adjusted subscription gross profit	$140,952	$99,851	$76,666

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

The following table presents the reconciliation of total revenue to billings for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total revenue	$195,607	$137,931	$106,295
Deferred revenue
Ending	162,675	123,983	86,859
Beginning	123,983	86,859	76,240
Net change	38,692	37,124	10,619
Less: deferred revenue contributed by acquisitions	(600)	(14,549)	—
Billings	$233,699	$160,506	$116,914

Adjusted EBITDA

We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest income (expense), net, provision for (benefit from) income taxes, stock‑based compensation, acquisition‑and litigation-related expense, other income, and other expense. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
It is useful to exclude certain non-cash charges, such as depreciation, amortization of intangible assets and stock‑based compensation and non-core operational charges, such as acquisition‑ and litigation-related expenses, from adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock‑based awards, as the case may be.

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
The following table presents the reconciliation of net loss to adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(64,239)	$(27,531)	$(20,360)
Depreciation	9,033	5,923	4,434
Amortization of intangible assets	8,790	4,044	3,276
Interest expense, net	11,213	641	108
(Benefit from) provision for income taxes	(313)	(2,808)	521
EBITDA	(35,516)	(19,731)	(12,021)
Stock‑based compensation expense	31,004	12,083	7,321
Acquisition‑related expense	612	3,107	3
Litigation-related expense	1,175	—	—
Other income	(135)	(37)	(18)
Other expense	2,365	252	172
Adjusted EBITDA	$(495)	$(4,326)	$(4,543)
Components of Our Results of Operations

Business Combinations

In each of our acquisitions, we used the purchase method of accounting which requires us to allocate the fair value of the total consideration transferred to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition, with the difference between the net assets acquired and the total consideration transferred recorded as goodwill. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on significant estimates and assumptions determined by management. These estimates and assumptions are inherently uncertain and subject to refinement, as a result, during the adjustment period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired or liabilities assumed with any corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within our consolidated statements of operations.

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

Subscription.    We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract. See "Critical Accounting Policies - Revenue Recognition". We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. We expect our subscription revenue will continue to grow and remain above 90% of our total revenue.

Hardware and services.    We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. We expect the overall proportion of revenue derived from hardware and service offerings to remain below 10% of our total revenue.

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

Cost of Subscription Revenue.    Cost of subscription revenue primarily includes personnel costs, consisting of salaries, benefits, bonuses, and stock‑based compensation, for employees who provide support services to our customers and operate our data centers. Other costs include fees paid to contractors who supplement our support and data center personnel; expenses related to the use of third‑party data centers in both the United States and internationally; depreciation of data center equipment; amortization of licensing fees and royalties paid for the use of third‑party technology; amortization of internally developed intangible assets; and the amortization of intangible assets acquired through business combinations. Growth in subscription revenue generally consumes production resources, requiring us to gradually increase our cost of subscription revenue in absolute dollars as we expand our investment in data center equipment, the third-party data center space required to house this equipment, and the personnel needed to manage this higher level of activity.

Cost of Hardware and Services Revenue.    Cost of hardware and services revenue includes personnel costs for employees who provide training and professional services to our customers as well as the cost of server hardware shipped to our customers that we procure from third parties and configure with our software solutions.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.    Our headcount has increased from 376 employees as of December 31, 2011 to 859 employees as of December 31, 2014. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

Research and Development.  Research and development expenses include personnel costs, consulting services and depreciation. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position, however, over the longer term, we intend to monitor these costs so as to decrease this spending as a percentage of total revenue. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, capitalized costs for software developed for internal use on behalf of our customers were not material. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.

Sales and Marketing.    Sales and marketing expenses include personnel costs, sales commissions, and other costs including travel and entertainment, marketing and promotional events, public relations and marketing activities. All of these costs are expensed as incurred. These costs also include amortization of intangible assets as a result of our past acquisitions. Due to our continued investment in growing our sales and marketing operations, both domestically and internationally, headcount increases were reflected in higher compensation expense consistent with our revenue growth. Our sales personnel are typically not immediately productive, and therefore the increase in sales and marketing expenses we incur when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term if these new sales people fail to become productive. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue will affect our future financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and be among the most significant components of our operating expenses.

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

Total Other Income (Expense), Net

Total other income (expense), net, consists of interest income (expense), net and other income (expense), net. Interest income (expense), net, consists primarily of interest income earned on our cash, cash equivalents and short-term investments offset by the interest expense related to our convertible senior notes, our capital lease payments and borrowings under our equipment loans. Other income (expense), net, consists primarily of the net effect of foreign currency transaction gains and losses.

(Provision For) Benefit From Income Taxes

For 2013 and prior years, the (provision for) benefit from income taxes was related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. In 2014, however, we recognized a $0.8 million deferred tax benefit related to the release of U.S. valuation allowance as a result of Nexgate acquisition in the fourth quarter of 2014. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although an ownership change occurred in a prior year, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations

The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
Subscription	$187,527	$132,062	$101,470
Hardware and services	8,080	5,869	4,825
Total revenue	195,607	137,931	106,295
Cost of revenue:(1)
Subscription	53,136	35,438	28,246
Hardware and services	12,543	6,124	4,867
Total cost of revenue	65,679	41,562	33,113
Gross profit	129,928	96,369	73,182
Operating expense:(1)
Research and development	51,903	34,449	24,827
Sales and marketing	102,455	71,781	55,239
General and administrative	26,679	19,622	12,693
Total operating expense	181,037	125,852	92,759
Operating loss	(51,109)	(29,483)	(19,577)
Interest expense, net	(11,213)	(641)	(108)
Other expense, net	(2,230)	(215)	(154)
Loss before benefit from (provision for) income taxes	(64,552)	(30,339)	(19,839)
Benefit from (provision for) income taxes	313	2,808	(521)
Net loss	$(64,239)	$(27,531)	$(20,360)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription	96%	96%	95%
Hardware and services	4	4	5
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	27	26	27
Hardware and services	7	4	4
Total cost of revenue	34	30	31
Gross profit	66	70	69
Operating expense:(1)
Research and development	26	25	23
Sales and marketing	52	52	52
General and administrative	14	15	12
Total operating expense	92	92	87
Operating loss	(26)	(22)	(18)
Interest expense, net	(6)	—	—
Other income expense, net	(1)	—	—
Loss before benefit from (provision for) income taxes	(33)	(22)	(18)
Benefit from (provision for) income taxes	—	2	(1)
Net loss	(33)%	(20)%	(19)%
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$2,404	$1,007	$657
Cost of hardware and services revenue	604	196	70
Research and development	10,204	3,608	1,869
Sales and marketing	10,795	4,270	3,103
General and administrative	6,997	3,002	1,622
Amortization of intangible assets:
Cost of subscription revenue	$4,157	$2,220	$2,785
Research and development	93	47	30
Sales and marketing	4,494	1,743	461
General and administrative	46	34	—

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Subscription	$187,527	$132,062	$55,465	42%	$132,062	$101,470	$30,592	30%
Hardware and services	8,080	5,869	2,211	38%	5,869	4,825	1,044	22%
Total revenue	$195,607	$137,931	$57,676	42%	$137,931	$106,295	$31,636	30%

Subscription revenue increased $55.5 million and $30.6 million, or 42% and 30%, respectively, for 2014 and 2013. These increases were primarily due to a $42.8 million and $25.9 million increase in revenue from the United States and, to a lesser extent, a $12.7 million and $4.7 million from international customers for 2014 and 2013, respectively. The revenue increases were due to improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions. Additionally, the revenue released from acquired deferred revenue related to the acquisitions made in 2014 and 2013 was $7.1 million and $2.8 million, respectively.

Hardware and services revenue increased $2.2 million, or 38%, in 2014 primarily due to higher revenue from hardware units sold as we sold a higher number of hardware units with product mix. The number of units sold in 2014 increased 76% as compared to 2013. In 2013, hardware and service revenue increased $1.0 million, or 22%, as compared to 2012, primarily due to higher revenue from professional services as we almost doubled our personnel in the services department from 2012 and focused on meeting customer service needs .

Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Subscription	$53,136	$35,438	$17,698	50%	$35,438	$28,246	$7,192	25%
Hardware and services	12,543	6,124	6,419	105%	6,124	4,867	1,257	26%
Total cost of revenue	$65,679	$41,562	$24,117	58%	$41,562	$33,113	$8,449	26%

Cost of subscription revenue increased $17.7 million, or 50%, in 2014 as compared to 2013. The increase in 2014 was primarily due to an increase in operations-related expense of $8.9 million as a result of increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Additionally, support-related expenses increased $3.9 million primarily due to higher headcount and consulting costs. Data center costs increased $3.0 million primarily due to subscription revenue growth in our cloud-based solutions. Royalty expense increased $1.7 million in 2014 as compared to 2013 due to an increase in related revenues, primarily from Sendmail acquisition.

Cost of subscription revenue increased $7.2 million, or 25%, in 2013 as compared to 2012. The increase in 2013 was primarily due to an increase in operations-related expenses of $3.3 million as a result of increased headcount, depreciation and ISP network expenses, partially offset by a net reduction in intangible amortization expense on developed technology from past acquisitions offset by the amortization expense from current year acquisitions. Customer support-related expenses increased by $2.9 million primarily related to higher consulting and headcount-related costs. The increase in data center costs of $0.8 million was the result of ongoing growth in usage by new and existing customers. Other increase of $0.4 million was attributable to higher licensing fees and professional service costs in association with our growth. All these increases were partially offset by lower royalty expense of $0.3 million driven by the replacement of third-party licensed technology, as well as improved economic terms associated with our ongoing licensing agreements.

Cost of hardware and services revenue increased $6.4 million, or 105%, in 2014 primarily due to increases in hardware cost of $1.9 million as a result of more units sold as well as $4.5 million from increased headcount-related and consulting costs due to the increase in revenue. Cost of hardware and services revenue increased $1.3 million, or 26%, in 2013 primarily due to increased professional services costs of $1.9 million from increased headcount-related and consulting costs due to the increase in revenue. The increase was partially offset by lower hardware costs of $0.7 million due to the continued impact from the adoption of new revenue recognition guidance.
Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Research and development	$51,903	$34,449	$17,454	51%	$34,449	$24,827	$9,622	39%
Percent of total revenue	27%	25%			25%	23%

Research and development expenses increased $17.5 million and $9.6 million, or 51% and 39%, for 2014 and 2013, respectively. The increases were primarily due to personnel-related costs of $14.3 million and $7.1 million for 2014 and 2013, respectively, from higher headcount, including those from the integration of the acquisitions in 2014 and 2013. Additionally, corporate expense increased $2.6 million and $1.7 million, respectively, primarily due to higher costs from expanded operations, higher allocated costs from facilities, human resources and IT-related expense as we grew year-over-year, and increased consulting costs of $0.4 million and $0.8 million in 2014 and 2013, respectively, as we grew rapidly in both years.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Sales and marketing	$102,455	$71,781	$30,674	43%	$71,781	$55,239	$16,542	30%
Percent of total revenue	52%	52%			52%	52%

Sales and marketing expenses increased $30.7 million and $16.5 million, or 43% and 30%, for 2014 and 2013, respectively. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions costs of $25.0 million and $10.9 million, respectively. Travel expenses increased $0.4 million in 2014 and $0.9 million in 2013. Corporate expenses increased $1.2 million in both 2014 and 2013 due to costs related to our acquisitions and higher allocated costs as the company expanded. Facilities related expense increased $1.0 million and $0.7 million, and expense for outside services increased $0.1 million and $0.8 million in 2014 and 2013, respectively. Customer relationships, trade name and non-compete agreements amortization increased $2.8 million in 2014 and $1.4 million in 2013 due to prior acquisitions.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
General and administrative	$26,679	$19,622	$7,057	36%	$19,622	$12,693	$6,929	55%
Percent of total revenue	15%	15%			15%	12%

General and administrative expenses increased $7.1 million and $6.9 million, or 36% and 55%, for 2014 and 2013, respectively, primarily due to increases in personnel-related costs of $6.6 million and $3.2 million for 2014 and 2013, respectively, to support our continued growth as a public company and acquisitions in 2014 and 2013. Acquisition related expense decreased $2.2 million in 2014 and increased $2.8 million in 2013 due to the timing of the acquisitions. Professional fees increased $0.8 million and $1.4 million in 2014 and 2013, respectively, due to the timing of new hire and transition from temporary to permanent staffing. Legal expense increased $1.2 million in 2014 as compared to 2013 due to ongoing legal litigation with Finjan.

Total Interest Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Total interest expense, net	(11,213)	(641)	(10,572)	(1,649)%	(641)	(108)	(533)	(494)%

Total net interest expense increased $10.6 million in 2014 and $0.5 million in 2013, primarily due to higher interest expense related to the issuance of the convertible senior notes in December 2013 and the associated interest expense, accretion of the debt discount and debt issuance costs.

Total Other (Expense) Income, Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Total other expense, net	$(2,230)	$(215)	$(2,015)	(937)%	$(215)	$(154)	$(61)	40%

Total net other expense increased $2.0 million in 2014 as compared to 2013 primarily due to the strengthening of the U.S. Dollar against other currencies, in particular the Euro, the Japanese Yen and the British Pound in 2014. The change in total net other expense was immaterial in 2013.

Benefit From (Provision For) Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2014	2013	$	%	2013	2012	$	$	%
	(in thousands)				(in thousands)
Benefit from (provision for) income taxes	$313	$2,808	$(2,495)	89%	2,808	(521)	$3,329		639%

Total income tax benefit decreased $2.5 million in 2014 as compared to 2013.  The decrease is primarily due to a full year tax benefit of $3.2 million related to the reversal of a significant portion of our valuation allowance on certain Canadian deferred tax assets in 2013, partially offset by 2014 tax benefit of $0.8 million related to the reversal of valuation allowance resulting from the Nexgate acquisition.

Total income tax expense decreased $3.3 million in 2013 as compared to 2012 primarily due to a full year tax benefit of $3.2 million related to the reversal of a significant portion of our valuation allowance on certain Canadian deferred tax assets.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2014. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013

Consolidated Statements of Operations Data:
Revenue:
Subscription	$52,770	$48,506	$45,047	$41,204	$39,330	$33,464	$30,816	$28,452
Hardware and services	3,424	1,805	1,351	1,500	1,507	1,039	1,011	2,312
Total revenue	56,194	50,311	46,398	42,704	40,837	34,503	31,827	30,764
Cost of revenue:(1)
Subscription	14,841	14,300	12,544	11,451	10,396	8,937	8,276	7,829
Hardware and services	4,602	2,964	2,717	2,260	2,273	1,409	1,203	1,239
Total cost of revenue	19,443	17,264	15,261	13,711	12,669	10,346	9,479	9,068
Gross profit	36,751	33,047	31,137	28,993	28,168	24,157	22,348	21,696
Operating expense:(1)
Research and development	14,203	13,454	12,298	11,948	10,989	8,307	7,591	7,562
Sales and marketing	29,795	25,662	24,180	22,818	21,999	17,415	16,239	16,128
General and administrative	7,194	7,133	6,846	5,506	6,185	5,758	3,777	3,902
Total operating expense	51,192	46,249	43,324	40,272	39,173	31,480	27,607	27,592
Operating loss	(14,441)	(13,202)	(12,187)	(11,279)	(11,005)	(7,323)	(5,259)	(5,896)
Interest (expense) income, net	(2,828)	(2,814)	(2,798)	(2,773)	(637)	(11)	(5)	12
Other (expense) income, net	(858)	(1,180)	7	(199)	(52)	352	(148)	(367)
Loss before (provision for) benefit from income taxes	(18,127)	(17,196)	(14,978)	(14,251)	(11,694)	(6,982)	(5,412)	(6,251)
Benefit from (provision for) income taxes	753	(149)	(147)	(144)	(190)	(207)	3,347	(142)
Net loss	$(17,374)	$(17,345)	$(15,125)	$(14,395)	$(11,884)	$(7,189)	$(2,065)	$(6,393)
Net loss per share, basic and diluted	$(0.45)	$(0.46)	$(0.41)	$(0.39)	$(0.33)	$(0.20)	$(0.06)	$(0.19)
Weighted average shares outstanding, basic and diluted	38,265	37,554	37,115	36,564	35,978	35,436	34,625	33,461
_______________________________________________________________________________

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$766	$715	$511	$412	$376	$203	$196	$232
Cost of hardware and services revenue	173	158	144	129	76	45	39	36
Research and development	2,721	2,999	2,450	2,034	2,042	502	559	505
Sales and marketing	3,632	2,658	2,408	2,097	1,768	881	847	774
General and administrative	1,915	1,966	1,815	1,301	1,219	748	511	524
Total stock based compensation expenses	$9,207	$8,496	$7,328	$5,973	$5,481	$2,379	$2,152	$2,071
Amortization of intangible assets:
Cost of subscription revenue	$1,244	$1,110	$974	$829	$913	$568	$413	$326
Research and development	23	23	24	23	23	8	8	8
Sales and marketing	1,192	1,105	1,100	1,097	1,124	321	228	70
General and administrative	12	12	11	11	11	12	11	—
Total amortization of intangible assets	$2,471	$2,250	$2,109	$1,960	$2,071	$909	$660	$404

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Consolidated Statements of Operations Data:
Revenue:
Subscription	94%	96%	97%	96%	96%	97%	97%	92%
Hardware and services	6	4	3	4	4	3	3	8
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	26	28	27	27	25	26	26	25
Hardware and services	8	6	6	5	6	4	4	4
Total cost of revenue	34	34	33	32	31	30	30	29
Gross profit	66	66	67	68	69	70	70	71
Operating expense:
Research and development	25	27	27	28	27	24	24	25
Sales and marketing	53	51	52	53	54	50	51	52
General and administrative	13	14	15	13	15	17	12	13
Total operating expense	91	92	94	94	96	91	87	90
Operating loss	(25)	(26)	(27)	(26)	(27)	(21)	(17)	(19)
Interest (expense) income, net	(5)	(6)	(6)	(7)	(2)	—	—	—
Other income (expense), net	(2)	(2)	—	—	—	1	—	(1)
Loss before (provision for) benefit from income taxes	(32)	(34)	(33)	(33)	(29)	(20)	(17)	(20)
(Provision for) benefit from income taxes	1	—	—	—	—	(1)	11	—
Net loss	(31)%	(34)%	(33)%	(33)%	(29)%	(21)%	(6)%	(20)%

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

In December 2013, we issued principal amount of $201.3 million of 1.25% convertible senior notes (the "Notes") for net proceeds of $195.4 million after $5.8 million of discount and issuance costs. The Notes bear interest at 1.25% per year, and are payable in arrears every June 15 and December 15, beginning on June 15, 2014. They mature on December 15, 2018 and will be subject to redemption, conversion or repurchase based on certain terms and conditions prior to the maturity date, with the conversion rate subject to change depending on various factors. The Notes are initially convertible into 25.6271 shares of our stock per $1,000 principal amount of notes which equates to approximately 5.2 million shares of common stock, or a conversion price of $39.02 per share of common stock. The conversion rate at the time of redemption, conversion or repurchase will be dependent on certain factors noted in Note 8 "Convertible Senior Notes". We intend to use the proceeds from the Notes for working capital and general corporate purposes, including the funding of future potential acquisitions.

We have also utilized equipment lines to fund capital purchases. We entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of December 31, 2014, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at December 31, 2014 were $0.7 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of December 31, 2014, we were in compliance with the financial covenant.

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
Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$21,275	$12,624	$6,836
Net cash used in investing activities	(95,120)	(9,968)	(50,735)
Net cash provided by financing activities	10,396	201,876	73,386

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

Net cash provided by operating activities was $21.3 million in 2014 as compared to $12.6 million in 2013. The increase of $8.7 million was primarily due to:

•
An increase in amortization of intangible assets of $4.7 million due to the acquisitions made in 2014 and 2013, and an increase in depreciation of fixed assets of $3.1 million due to the increase in capital expenditure;

•	Stock-based compensation expense increased $18.9 million due to the increase in headcount and valuation of grants made;

•
Deferred income tax change increased $2.8 million primarily due to the release of valuation allowance in Canada of $3.2 million in 2013 offset by the release of the acquired deferred tax liability of $0.8 million in 2014;

•	Amortization of debt issuance costs and accretion of debt discount increased $8.3 million due to the issuance of our convertible notes in December 2013;

•	An increase in deferred rent of $2.8 million due to new lease agreements signed in 2014, including tenant allowances received;

•	An increase in deferred revenue change of $15.5 million due to higher billings;

•	An increase in accrued liabilities of $2.1 million due to the timing of compensation and other payments;

•
The increase was offset by a net loss change of $36.7 million, an increase in a change in accounts receivable of $10.2 million due to the increase in billings and sales growth, an increase in prepaid expense of $1.6 million and deferred product costs of $0.9 million due to prepaid royalties, maintenance and other arrangements.

Net cash provided by operating activities was $12.6 million in 2013 as compared to $6.8 million in 2012. The increase of $5.8 million was primarily due to:

•
An increase in amortization of intangible assets of $0.8 million due to the acquisitions made in 2013, and an increase in depreciation of fixed assets of $1.5 million due to the increase in capital expenditure;

•	Stock-based compensation expense increased $4.8 million due to the increase in headcount and valuation of grants made;

•	An increase in deferred revenue change of $12 million due to the higher billings;

•
The increase was offset by a net loss change of $7.2 million, a $3.4 million deferred tax charge primarily due to the release of valuation allowance in Canada of $3.2 million; an increase in a change in accounts receivable of $2.1 million due to the increase in billings and sales growth, and a decrease in change in accrued liabilities of $1.6 million due to timing of compensation payments and employee stock purchase plan contribution.

Net Cash Flows Used in Investing Activities

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

Net cash used in investing activities was $95.1 million in 2014 as compared to $10.0 million in 2013. The increase of $85.2 million was due to higher business acquisition cost of $12.7 million, an increase in capital expenditures of $7.3 million for infrastructure expansion and daily operations. The purchase of short-term investments increased $17.4 million and proceeds from sale and maturities of short-term investments decreased $47.7 million as more cash was invested into available-for-sale investments.

Net cash used in investing activities was $10.0 million in 2013 as compared to $50.7 million in 2012. The decrease of $40.8 million was due to higher proceeds from sales and maturities of short-term investments of $43.8 million, less purchases of short-term investments of $39.7 million, offset by an increase in capital expenditure of $1.8 million and cash paid for five business acquisitions of $41.0 million in 2013.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $10.4 million in 2014 as compared to $201.9 million in 2013. The decrease of $191.5 million is primarily due to proceeds of $195.6 million from the issuance of the Notes in December 2013. In 2014, we withheld $4.2 million of taxes related to restricted stock net share settlements. Additionally, in 2014 we paid $0.7 million of holdback payments and $0.4 million of contingent earn-outs related to our acquisitions. The decrease was offset by lower repayments of $8.4 million for equipment financing loans and debt assumed from the acquisitions, and the proceeds from issuance of common stock were higher by $1.3 million in 2014 as compared to 2013.

Net cash provided by financing activities was $201.9 million in 2013 as compared to $73.4 million in 2012. The increase of $128.5 million was primarily related to proceeds of $195.6 million from the issuance of the Notes in December 2013. Proceeds from issuance of common stock increased $10.2 million in 2013 as compared to 2012. The increase was offset by $68.3 million of proceeds from initial public offering in 2012, net of offering costs, and $9.1 million increase in repayments of our equipment financing loans and debt assumed from the acquisitions.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding leases for our office space and third-party data centers as well as equipment leases and loans for certain computer and office equipment. The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payment Due By Period
	Total (7)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Convertible senior notes(1)	$201,250	$—	$—	$201,250	$—
Interest payments(2)	10,063	2,516	5,031	2,516	—
Debt obligations(3)	684	684	—	—	—
Interest expense payments(4)	8	8	—	—	—
Capital and operating lease obligations(5)	25,951	7,972	10,711	7,268	—
Purchase obligations(6)	1,802	854	948	—	—
Total	$239,758	$12,034	$16,690	$211,034	$—
_______________________________________________________________________________

(1)	Represents the 1.25% convertible senior notes issued in December 2013. See Note 8, "Convertible Senior Notes" for further information.

(2)	Represents interest payments on the 1.25% senior convertible notes issued in December 2013.

(3)	Represents our outstanding debt under our equipment loan.

(4)	Represents interest payments on our outstanding debt under our equipment loan, including the loan and equipment agreement commencing April 2011.

(5)	Consists of capital leases and contractual obligations under operating leases for office space and data centers.

(6)	Consists of purchase obligations for servers and similar equipment to support our third-party data centers.

(7)
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $0.9 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheets as of December 31, 2014.

In connection with our Sunnyvale headquarters lease, we issued an irrevocable letter of credit of $0.8 million to secure our obligations under the lease. This contingent commitment is not reflected in the table above.

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

As of December 31, 2014, the amount of cash and cash equivalents held by our foreign subsidiaries was $25.1 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.8 million. We have only provided $0.2 million for these taxes, as it is our intention that the majority of these funds are indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

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

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See "Risk Factors" for certain matters that may affect our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements.

Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 "The Company and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in this report. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;

•	Stock-based compensation expense;

•	Fair value of assets acquired and liabilities assumed in business combinations;

•	Impairment assessment of goodwill, intangible assets and other long-lived assets

•	Loss contingency; and

•	Recognition and measurement of current and deferred income taxes.

Revenue Recognition

We derive our revenue primarily from two sources: (1) subscription revenue for rights related to the use of our software and security-as-a-service platform and (2) hardware, training, and professional services revenue provided to customers related to their use of our platform. Subscription revenue is derived from a subscription-based enterprise licensing model with contract terms typically ranging from one to three years, and consists of (i) subscription fees from the licensing of our software and security-as-a-service platform, (ii) subscription fees for access to the on-demand elements of our platform and (iii) subscription fees for the right to access our customer support services.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Sales price is fixed or determinable; and

•	Collectability is reasonably assured.

We apply industry-specific software revenue recognition guidance to transactions involving the licensing of software, as well as related support, training, and other professional services. Software revenue recognition guidance requires revenue earned on software arrangements involving multiple elements such as software license, support, training, and other professional services to be allocated to each element based on the relative fair values of these elements. The fair value of an element must be based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value of each element is based on the price charged when the element is sold separately.

We have analyzed all of the elements included in our multiple element software arrangements and have determined that we do not have sufficient VSOE of fair value to allocate revenue to our software license agreements, support, training, and professional services. We defer all revenue under the arrangement until the commencement of the subscription services and any associated professional services. Once the subscription services and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement. If the professional services are essential to the functionality of the subscription, then the revenue recognition does not commence until such services are completed.

Our arrangements typically include subscription services to our security-as-a-service platform. These hosted on demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Certain arrangements also include the sale of hardware appliances. Revenue from hardware appliances containing software components and hardware components that function together to deliver the hardware appliance's essential functionality is excluded from the scope of the industry specific revenue recognition guidance. We recognize revenue from our hosted on demand services in accordance with general revenue recognition accounting guidance. Only revenue derived from the licensing of the software is recognized in accordance with the industry specific revenue guidance.

When a sales arrangement contains multiple elements, such as hardware appliances, subscription services, customer support services, and/or professional services, we allocate revenue to each element based on a selling price hierarchy. In multiple element arrangements, revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price. If VSOE does not exist, we use third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price ("BESP") for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. We determine BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. We estimate the selling price for our subscription solutions by considering internal factors such as historical pricing practices and we estimate the selling price of our hardware and other services using a combination of our historical costs paired with external measurements regarding the pricing of similar products and services in similar industries.

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

We assess collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2014, we have not experienced any significant credit losses.

Stock-Based Compensation Expense

We use the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares. This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award.

As our common stock has been publicly traded for less than three years, and therefore we have a lack of company-specific historical and implied volatility data, we have determined the share price volatility for options granted based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. We analyzed a population of possible comparable companies and selected those for our peer group that we considered to be the most comparable to us in terms of industry business model, revenue, growth and gross profit margins. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation.

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

We recognize stock-based compensation expense for only those shares expected to vest over the requisite service period of the award. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on historical forfeiture activity and expected future employee turnover, if any. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the cumulative effect of adjusting the rate for all expense is recognized in the period the forfeiture estimate is changed.

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

Fair value of assets acquired and liabilities assumed in business combinations

We recognize the assets acquired and the liabilities assumed at their acquisition date fair values separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

Goodwill, Intangible Assets and Other Long-Lived Assets - Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. For the purposes of impairment testing, we have determined that we have one reporting unit. We perform the two-step impairment test, whereby we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record impairment loss equal to the difference. No impairment has been noted to date.

We periodically review the carrying amounts of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of such assets (or asset group) to the future undiscounted cash flow we expect the assets (or asset group) to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that impairment may exist.

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

Loss contingency

We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from potential claims or legal proceedings, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position.

Income Taxes

We determine our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third and fourth quarters of the subsequent year for U.S. federal and state provisions, respectively. We have placed a full valuation allowance on all net U.S. deferred tax assets because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Any decision to reverse part or all of the valuation allowance would be based on our estimate of future profitability. If our estimate were to be wrong, we could be required to charge potentially significant amounts to income tax expense to establish a new valuation allowance.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which we partially provided taxes because we plan to reinvest majority of such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. We are subject to income taxes in the United States and certain foreign countries, and we are subject to corporate income tax audits in some of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our liability for uncertain tax positions is adequate. We review our liability for uncertain tax positions quarterly, and we may adjust such liability because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, or the expiration of statutes of limitations.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities and certificates of deposit. As of December 31, 2014, we had cash, cash equivalents, and short-term investments of $215.0 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2014, we had an outstanding balance of $201.3 million aggregate principal amount of the Notes, which has a fixed interest rate of 1.25%, and other outstanding borrowings with principal amounts of $0.7 million, which has a fixed interest rate of 4.5%. We carry these instruments at face value, less relative fair value of conversion option allocated to equity and unamortized discounts, on our consolidated balance sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates as interest rate changes and, in the case of the Notes, primarily when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction losses included in determining net loss were 2.2 million for 2014, and $0.2 million for both 2013 and 2012. Transaction gains and losses are included in other income expense, net.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. For our operating results and cash flows, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would not be a material effect on our results of operations from such a shift. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing in Item 15 of this Annual Report on Form 10-K, and in Item 7 under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2014. Based on their evaluation, as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated

Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On February 24, 2015, our Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) approved the Corporate Bonus Program (the “Bonus Program”).  The Bonus Program provides for bonus payments to our eligible employees, including our executive officers, who are regular active employees at the time of payout.  The Committee may set additional eligibility requirements for each Bonus Program period, including, but not limited to, the length of time an employee must be employed on a full-time and active basis and the level or positions of employees eligible to participate.  The Committee will establish, based on our Chief Executive Officer’s recommendations, the design of the Bonus Program for each Bonus Program period, including, but not limited to, company performance metrics, the frequency and timing of funding the bonus pool, bonus targets, individual performance metrics, the weighting of goals and timing of bonus payments.  The Committee will determine the form in which bonuses will be paid, whether by cash or equity awards.  The terms of equity awards will be determined by the Committee and may be made pursuant to our equity incentive plans.  Our Chief Executive Officer may not establish individual goals for himself or have any authority over his own bonus.  In addition, if deemed advisable by the Committee in order to satisfy Section 162(m) of the Internal Revenue Code of 1986 or other applicable law, our Chief Executive Officer may not establish performance or individual metrics or have authority over the bonus of executive officers.  A copy of the Bonus Program is filed as Exhibit 10.05 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated into this report by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) Financial Statements

The list of consolidated financial statements and schedules set forth in the accompanying Index to the Consolidated Financial Statements at page 64 of this annual report is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this annual report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in convertible preferred stock and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Proofpoint, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 26, 2015

Proofpoint, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	At December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$180,337	$243,786
Short-term investments	34,649	8,015
Accounts receivable, net of allowance for doubtful accounts of $429 and $276 at December 31, 2014 and 2013, respectively	40,912	26,221
Inventory	499	860
Deferred product costs	1,847	1,004
Prepaid expenses and other current assets	7,994	7,963
Total current assets	266,238	287,849
Property and equipment, net	18,718	11,221
Deferred product costs	307	357
Goodwill	107,504	63,764
Intangible assets, net	27,086	22,976
Other assets	4,397	4,392
Total assets	$424,250	$390,559
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,249	$7,281
Accrued liabilities	24,220	19,260
Notes payable and lease obligations	695	1,655
Deferred rent	569	297
Deferred revenue	123,550	89,450
Total current liabilities	158,283	117,943
Convertible senior notes	161,630	152,928
Long-term notes payable and lease obligations	—	695
Long-term deferred rent	2,099	56
Other long-term liabilities	6,640	7,244
Long-term deferred revenue	39,125	34,533
Total liabilities	367,777	313,399
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at December 31, 2014 and 2013; 38,665 and 36,140 shares issued and outstanding at December 31, 2014 and 2013, respectively	4	4
Additional paid-in capital	330,744	287,165
Accumulated other comprehensive loss	(27)	—
Accumulated deficit	(274,248)	(210,009)
Total stockholders' equity	56,473	77,160
Total liabilities and stockholders' equity	$424,250	$390,559

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription	$187,527	$132,062	$101,470
Hardware and services	8,080	5,869	4,825
Total revenue	195,607	137,931	106,295
Cost of revenue:(1)(2)
Subscription	53,136	35,438	28,246
Hardware and services	12,543	6,124	4,867
Total cost of revenue	65,679	41,562	33,113
Gross profit	129,928	96,369	73,182
Operating expense:(1)(2)
Research and development	51,903	34,449	24,827
Sales and marketing	102,455	71,781	55,239
General and administrative	26,679	19,622	12,693
Total operating expense	181,037	125,852	92,759
Operating loss	(51,109)	(29,483)	(19,577)
Interest expense, net	(11,213)	(641)	(108)
Other expense, net	(2,230)	(215)	(154)
Loss before benefit from (provision for) income taxes	(64,552)	(30,339)	(19,839)
Benefit from (provision for) income taxes	313	2,808	(521)
Net loss	$(64,239)	$(27,531)	$(20,360)
Net loss per share, basic and diluted	$(1.72)	$(0.79)	$(0.85)
Weighted average shares outstanding, basic and diluted	37,381	34,874	24,056

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$2,404	$1,007	$657
Cost of hardware and services revenue	604	196	70
Research and development	10,204	3,608	1,869
Sales and marketing	10,795	4,270	3,103
General and administrative	6,997	3,002	1,622
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$4,157	$2,220	$2,785
Research and development	93	47	30
Sales and marketing	4,494	1,743	461
General and administrative	46	34	—

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(64,239)	$(27,531)	$(20,360)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments, net	(27)	(3)	6
Comprehensive loss	$(64,266)	$(27,534)	$(20,354)

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	38,942	$109,911	4,961	$1	$24,773	$(3)	$(162,118)	$(137,347)
Net loss	—	—	—	—	—	—	(20,360)	(20,360)
Unrealized gain on short-term investments	—	—	—	—	—	6	—	6
Issuance of common stock in April 2012 initial public offering at $13.00 per share, net of issuance costs of $7,879	—	—	5,860	1	68,294	—	—	68,295
Conversion of preferred stock into shares of common stock	(38,942)	(109,911)	19,567	1	109,910	—	—	109,911
Stock-based compensation expense	—	—	—	—	7,321	—	—	7,321
Stock options exercised	—	—	2,543	—	4,946	—	—	4,946
Issuance of common stock in connection with vested restricted stock units assumed with acquisition	—	—	21	—	—	—	—	—
Tax withholding upon vesting of restricted stock awards	—	—	(7)	—	(83)	—	—	(83)
Issuance of common stock under employee stock purchase plan	—	—	99	—	1,093	—	—	1,093
Vesting of early exercise options	—	—	—	—	26	—	—	26
Balances at December 31, 2012	—	—	33,044	3	216,280	3	(182,478)	33,808
Net loss	—	—	—	—	—	—	(27,531)	(27,531)
Unrealized loss on short-term investments	—	—	—	—	—	(3)	—	(3)
Embedded conversion feature on Convertible Senior Notes	—	—	—	—	43,293	—	—	43,293
Stock-based compensation expense	—	—	—	—	11,231	—	—	11,231
Stock options exercised	—	—	2,879	1	13,509	—	—	13,510
Issuance of common stock under employee stock purchase plan	—	—	217	—	2,839	—	—	2,839
Vesting of early exercise options	—	—	—	—	13	—	—	13
Balances at December 31, 2013	—	—	36,140	4	287,165	—	(210,009)	77,160
Net loss	—	—	—	—	—	—	(64,239)	(64,239)
Unrealized loss on short-term investments	—	—	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	—	—	29,233	—	—	29,233
Common stock issued under stock-based compensation plans	—	—	2,574	—	18,513	—	—	18,513
Tax withholding upon vesting of restricted stock awards	—	—	(105)	—	(4,170)	—	—	(4,170)
Exercise of warrants	—	—	2	—	—	—	—	—
Issuance of restricted stock	—	—	54	—	—	—	—	—
Vesting of early exercise options	—	—	—	—	3	—	—	3
Balances at December 31, 2014	—	$—	38,665	$4	$330,744	$(27)	$(274,248)	$56,473

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(64,239)	$(27,531)	$(20,360)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,823	9,967	7,710
Loss on disposal of property and equipment	2	2	—
Amortization of investment premiums, net of accretion of purchase discounts	312	575	520
Provision for allowance for doubtful accounts	175	40	54
Stock-based compensation	31,004	12,083	7,321
Deferred income taxes	(691)	(3,458)	—
Change in fair value of contingent earn-outs	5	9	—
Amortization of debt issuance costs and accretion of debt discount	8,753	489	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,666)	(4,500)	(2,380)
Inventory	328	(223)	162
Deferred products costs	(791)	149	1,280
Prepaid expenses	(945)	636	20
Other current assets	(351)	(248)	(954)
Long-term assets	(23)	(316)	97
Accounts payable	189	931	(683)
Accrued liabilities	3,995	1,883	3,485
Earn-out payment	(13)	(1)	—
Deferred rent	2,315	(438)	(55)
Deferred revenue	38,093	22,575	10,619
Net cash provided by operating activities	21,275	12,624	6,836
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	11,353	59,046	15,264
Purchase of short-term investments	(37,805)	(20,376)	(60,095)
Purchase of property and equipment, net	(14,988)	(7,666)	(5,904)
Acquisitions of business, net of cash acquired	(53,680)	(40,972)	—
Net cash used in investing activities	(95,120)	(9,968)	(50,735)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	17,640	16,367	6,143
Withholding taxes related to restricted stock net share settlement	(4,170)	—	(83)
Proceeds from initial public offering, net of offering costs	—	—	68,295
Proceeds from issuance of convertible senior notes, net of discount and issuance costs	—	195,641	—
Payments of debt issuance costs	(191)	—	—
Repayments of notes payable and loans	(1,655)	(10,033)	(969)
Holdback payments for prior acquisitions	(741)	—	—
Payment of contingent earn-outs	(487)	(99)	—
Net cash provided by financing activities	10,396	201,876	73,386
Net (decrease) increase in cash and cash equivalents	(63,449)	204,532	29,487
Cash and cash equivalents
Beginning of period	243,786	39,254	9,767
End of period	$180,337	$243,786	$39,254
Supplemental disclosures of cash flow information
Cash paid for interest	$2,582	$148	$49
Cash paid for taxes	491	385	370
Supplemental disclosure of noncash investing and financing activities
Unpaid deferred offering costs	$—	$195	$—
Unpaid purchases of property and equipment	2,576	1,039	659

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

Proofpoint is a leading security-as-a-service provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. The Company's security-as-a-service platform is comprised of a number of data protection solutions, including threat protection and incident response, regulatory compliance, archiving, governance and eDiscovery, and secure communication.

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

In 2014 and 2013, the Company completed a number of acquisitions which are more fully described in Note 2, "Acquisitions". The consolidated financial statements include the results of operations from these business combinations from their date of acquisition.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include those related to revenue recognition, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessments of goodwill, intangible assets and other long-lived assets, loss contingencies, and the recognition and measurement of current and deferred income taxes.
Foreign Currency Remeasurement and Transactions

The functional currency for the Company's wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gain losses included in determining net loss were $2,182, $180 and $157 for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The Company considers currency on hand, demand deposits, time deposits, money market funds and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Investments

The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments consist of fixed-term deposits, commercial paper and investment-grade corporate debt securities with original maturities longer than three months. Short-term investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on specific identification.

Inventories

Inventories are stated at lower of cost or market value, with costs computed on a first-in, first-out basis. Cost is determined using standard costs which approximate actual costs. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.
Inventories held at December 31, 2014 and 2013 consist primarily of finished goods.

Revenue Recognition

The Company derives its revenue primarily from two sources: (1) subscription revenue for rights related to the use of the security-as-a-service platform and (2) hardware, training and professional services revenue provided to customers related to their use of the platform. The Company records its revenues net of any value added or sales tax. Subscription revenue is derived from a subscription‑based enterprise licensing model with contract terms typically ranging from one to three years, and consists of (i) subscription fees from the licensing of the security-as-a-service platform, (ii) subscription fees for access to the on-demand elements of the platform and (iii) subscription fees for the right to access the Company’s customer support services.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Sales price is fixed or determinable; and

•	Collectability is reasonably assured.

The Company applies industry-specific software revenue recognition guidance to transactions involving the licensing of software, as well as related support, training, and other professional services. The Company has analyzed all of the elements included in its multiple element software arrangements and has determined that it does not have sufficient VSOE of fair value to allocate revenue to its subscription and software license agreements, support, training, and professional services. The Company defers all revenue under the software arrangement until the commencement of the subscription services and any associated professional services. Once the subscription services and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement. If the professional services are essential to the functionality of the subscription, then the revenue recognition does not commence until such services are completed.

The Company's revenue arrangements typically include subscription services to its security-as-a-service platform. These hosted on demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Certain arrangements also include the sale of hardware appliances. Revenue from hardware appliances containing software components and hardware components that function together to deliver the hardware appliance's essential functionality is excluded from the scope of the industry specific revenue recognition guidance. The Company recognizes revenue from its hosted on demand services in accordance with general revenue recognition accounting guidance.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Only revenue derived from the licensing of the software is recognized in accordance with the industry specific revenue guidance.

When a sales arrangement contains multiple elements, such as hardware appliances, subscription services, customer support services, and/or professional services, the Company allocates revenue to each unit of accounting or element based on a selling price hierarchy. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company's control. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price. If VSOE does not exist, the Company uses third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price ("BESP") for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The Company determines BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. The Company estimates the selling price for its subscription solutions by considering internal factors such as historical pricing practices and it estimates the selling price of hardware and other services using a cost plus model.

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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2014, the Company has not experienced material credit losses.
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

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any significant advertising and promotion expenses during the years ended December 31, 2014, 2013 and 2012.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of the Company's fiscal year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment was identified by the Company as of December 31, 2014.

Intangible assets consist of developed technology, customer relationships, non-compete arrangements, trademarks and patents, order backlog and in-process research and development asset. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	3	7
Customer relationships	2	7
Non-compete agreements	2	4
Order backlog	2	2
Tradenames and trademarks	1	5

In-process research and development asset is not amortized until the associated project is completed.

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

The Company has elected to use the "with and without" approach as described in ASC 740-20, "Intraperiod Tax Allocation" in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the impact of stock-based awards on other tax attributes, such as the research tax credit, within the consolidated statements of operations.

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line on the consolidated balance sheets.

Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

Stock-Based Compensation

The Company issues stock-based compensation awards to employees and directors in the form of stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and employee stock purchase plan ("ESPP") awards (collectively, "awards").

The Company measures and recognizes compensation expense for all stock-based awards based on the awards' fair value. Stock-based compensation for RSUs and PSUs is measured based on the value of the Company's common stock on the grant date. Stock-based compensation for employee stock options and ESPP awards are measured on the date of grant using a Black-Scholes option pricing model.

Awards vest either on a graded schedule or in a lump sum. The Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the service period of the award, which is generally the vesting period. The exercise price of stock options granted is equal to the fair value of the Company's common stock on the date of grant. Stock options expire ten years from the date of grant.

 Stock-based compensation expense for stock options, RSUs, PSUs and the ESPP is based on awards ultimately expected to vest, and the expense is recorded net of estimated forfeitures.

Comprehensive Income (Loss)

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Comprehensive income (loss) includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive income (loss) consists of its net loss and changes in unrealized gains (losses) on its available-for-sale investments.
Loss Contingencies
        The Company may be involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, and updated information.

Recent Accounting Policies
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a new accounting standard update that clarifies the accounting for share-based payments when the terms of an award allow for a performance target to be achieved after an employee completes the requisite period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite period be treated as a performance condition. A company should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attribute to the period(s) for which the requisite service has already been rendered. The new guidance will become effective for the Company on January 1, 2016 with early adoption is permitted. The adoption of this guidance is not expected to have material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

2. Acquisitions

In 2014 and 2013, the Company entered into agreements to acquire two and five companies (collectively, the "Acquisitions"), respectively. Each acquisition was accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company were recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable assets acquired and liabilities assumed. The Company believes the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill related to each acquisition, other than eDynamics LLC, is not deductible for tax purposes.

For each of the acquisitions, the Company disclosed material revenue amounts in the acquisition year, but due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Nexgate, Inc.

On October 31, 2014 (the "Nexgate Acquisition Date"), pursuant to the terms of an Agreement and Plan of Merger, a wholly-owned subsidiary of the Company merged with and into Nexgate, Inc. ("Nexgate"), with Nexgate surviving as a wholly-owned subsidiary of the Company. Formerly based in Burlingame, California, Nexgate provides cloud-based brand protection and compliance for enterprise social media accounts. With this acquisition, the Company's customers can effectively protect their online brand presence and social media communication infrastructure. Nexgate technology identifies and remediates fraudulent social media accounts, account hacks, and content that contains malware, spam and abusive language. In addition, the Nexgate solution enforces policy on authorized accounts and posts for compliance with a wide-range of social media regulatory requirements.

The Company has provisionally estimated the fair values for the acquired tangible and identifiable intangible assets and liabilities assumed at the Nexgate Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired and liabilities assumed.

The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Nexgate Acquisition Date. Revenue from Nexgate was not material for the year ended December 31, 2014.

At the Nexgate Acquisition Date, the Company paid $31,771 in cash consideration, net of cash acquired of $1,032. Of the cash consideration paid, $5,250 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $231 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2014.

Fair value of acquired assets and liabilities assumed

The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life (in years)
Current assets acquired	$1,340	N/A
Fixed assets acquired	15	N/A
Liabilities assumed	(88)	N/A
Deferred revenue assumed	(600)	N/A
Customer relationships	3,000	7
Order backlog	200	2
Core/developed technology	3,200	4
In-process research and development	900	N/A
Deferred tax liability, net	(792)	N/A
Goodwill	25,628	Indefinite
	$32,803

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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The Company has provisionally estimated fair values for the acquired tangible and identifiable intangible assets and liabilities assumed at the NetCitadel Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired and liabilities assumed.

The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the NetCitadel Acquisition Date. Revenue from NetCitadel was not material for the year ended December 31, 2014.

At the NetCitadel Acquisition Date, the Company paid $22,731. Of the cash consideration paid, $3,369 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Form 10-K. The Company incurred $345 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2014.

Fair value of acquired assets and liabilities assumed

The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value in USD	Estimated Useful Life
Tangible assets acquired	$14	N/A
Liabilities assumed	(1,267)	N/A
Customer relationships	100	5
Core/developed technology	5,500	5
Goodwill	18,384	Indefinite
	$22,731

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

During the quarter ended December 31, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the Sendmail Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the consolidated financial statements since the Sendmail Acquisition Date. The Company recorded 2,975 in revenue from Sendmail for the year ended December 31, 2013.

At the Sendmail Acquisition Date, the Company paid $12,463 in cash consideration, net of cash acquired of $1,117. Of the cash consideration paid, $3,422 was held in escrow to secure indemnification obligations, of which $719 was recovered from indemnification claims in 2014. As part of the acquisition, the Company assumed and paid off $7,933 in long-term debt on the Sendmail Acquisition Date. The Company incurred $1,877 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2013.

Fair value of acquired assets and liabilities assumed

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$5,202	N/A
Liabilities assumed	(5,162)	N/A
Deferred revenue assumed	(14,549)	N/A
Long-term debt assumed	(7,933)	N/A
Trade name	400	5
Customer relationships	8,000	3
Patents	300	5
Core/developed technology	3,000	3
Goodwill	24,322	Indefinite
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

At the Armorize Acquisition Date, the Company paid $24,215 in cash consideration, net of cash acquired of $1,746. Of the cash consideration paid, $3,750 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $747 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2013.

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$2,754	N/A
Liabilities assumed	(1,234)	N/A
Customer relationships	1,300	2
Non-compete agreements	500	3
Core/developed technology	3,850	5
Goodwill	18,791	Indefinite
	$25,961

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

At the Abaca Technology Acquisition Date, the Company paid $23 in cash consideration, net of cash acquired of $3. The purchase consideration included an additional amount of $1,520 which was held back to secure contingent liabilities related to indemnification obligations. The initial fair values of the contingent liabilities of $1,397 were recorded in other long-term liabilities in the consolidated balance sheet. The indemnification obligations have not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $218 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2013.

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value in USD	Estimated Useful Life (in years)
Tangible assets acquired	$311	N/A
Liabilities assumed	(962)	N/A
Customer relationships	40	3
Core/developed technology	1,770	5
Goodwill	264	Indefinite
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

During the quarter ended September 30, 2013, the Company completed the valuation of the estimated fair values of the acquired tangible and identifiable intangible assets and liabilities assumed at the eDynamics Acquisition Date, and the results of operations and the fair values of the acquired assets and liabilities assumed have been included in the consolidated financial statements since the eDynamics Acquisition Date. Revenue from eDynamics was not material for the year ended December 31, 2013.

At the eDynamics Acquisition Date, the Company paid $500 in cash consideration. The Company also agreed to pay earn-out consideration ("Acquisition-related contingent earn-out liability") of up to $600 through April 2014, such liability being contingent upon the achievement of specified product development milestones. The initial fair value of the contingent earn-out liability of $586 was recorded as part of the purchase consideration. The purchase consideration also included an additional amount of $100, which was held back to secure any claims that may arise in the 12-month period after the

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

eDynamics Acquisition Date. The initial fair value of such amount withheld of $72 as well as the Acquisition-related contingent earn-out liability were recorded in accrued liabilities on the consolidated balance sheet. The Company paid $100 of the contingent earn-out liability during the year ended December 31, 2013, the remaining earn-out consideration and holdback amount were paid in full in year ended December 31, 2014. The Company incurred $6 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2013.

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

At the Mail Distiller Acquisition Date, the Company paid $3,771 in cash consideration, net of cash acquired of $60. The purchase consideration included an additional amount of $669 held back to secure indemnification obligations, which was recorded in accrued liabilities on the consolidated balance sheet as of December 31, 2013. The indemnification obligations has been released in year ended December 31, 2014. The Company incurred $258 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2013.

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
	$4,500

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2014, 2013 and 2012 as though the acquisitions that occurred during the reporting periods had occurred as of the beginning of the comparable prior annual reporting periods, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisitions and acquisition-related transaction costs. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and acquisitions. Accordingly, these unaudited pro formas results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Twelve Months Ended December 31,
	2014	2013	2012
Total revenue	$196,701	$166,577	$150,934
Net loss	(70,871)	(46,090)	(28,229)
Basic and diluted net loss per share	$(1.90)	$(1.32)	$(1.17)

The unaudited pro forma financial information includes acquisition-related transaction costs of $576 for the year ended year ended December 31, 2014.

3. Concentration of Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.

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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

During the year ended December 31, 2014, one customer accounted for 12% of total revenue. One customer accounted for 14% of total revenue in the years ended December 31, 2013 and 2012.

At years ended December 31, 2014 and 2013, there were no customers that accounted for more than 10% of total accounts receivable.

4. Balance Sheet Components

Allowance for doubtful accounts activity and balances are presented below:

	Balance at Beginning of Period	Additions to Costs and Expenses	Write Offs	Balance at End of Period
Year ended December 31, 2012	$233	$54	$(100)	$187
Year ended December 31, 2013	$187	$91	$(2)	$276
Year ended December 31, 2014	$276	$158	$(5)	$429

Property and equipment at December 31, 2014 and 2013 consist of the following:

	Useful Life (in years)	December 31,
		2014	2013
Computer equipment	2 to 3	$42,933	$31,305
Software	2	1,850	1,782
Furniture	5	170	76
Office equipment	2 to 5	582	397
Leasehold improvements	5 years, or lease term, if shorter	4,341	1,298
Other	2	59	59
Construction in progress		643	339
		50,578	35,256
Less: Accumulated depreciation		(31,860)	(24,035)
		$18,718	$11,221

Property and equipment acquired under capital leases:

	December 31,
	2014	2013
Computer equipment	$346	$346
Less: Accumulated depreciation	(336)	(317)
	$10	$29

Depreciation expense for the years ended December 31, 2014, 2013 and 2012, was approximately $9,033, $5,923, and $4,434, respectively. This included depreciation expense for assets under capital leases of $19, $48 and $42 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company capitalized software development costs of $400 in the year ended December 31, 2011. Amortization of capitalized software development costs was approximately $159 and $200 for the years ended December 31, 2013 and 2012, respectively. Capitalized software development costs were fully amortized as of December 31, 2014 and 2013.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Accrued liabilities at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Accrued compensation	$15,206	$8,886
Customer deposits	1,484	2,098
Accrued royalties	706	766
Other	6,824	7,510
	$24,220	$19,260

5. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

	December 31,
	2014	2013
Opening balance	$63,764	$18,557
Add: Goodwill from acquisitions	44,015	45,207
Less: Other adjustments to Goodwill	(275)	—
Closing balance	$107,504	$63,764

The goodwill balance as of December 31, 2014 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc., Everyone.net, Inc., Spam and Open Relay Blocking System from GFI Software Ltd., NextPage, Inc., Mail Distiller, eDynamics, Abaca, Armorize, Sendmail and the Acquisitions completed during the year ended December 31, 2014 (see Note 2, "Acquisitions").

Intangible Assets

Intangible assets excluding goodwill consisted of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$38,168	$(21,538)	$16,630	$29,468	$(17,383)	$12,085
Customer relationships	16,382	(7,893)	8,489	13,282	(3,726)	9,556
Non-compete agreements	804	(462)	342	804	(170)	634
Trademark and patents	806	(264)	542	806	(105)	701
Order backlog	200	(17)	183	—	—	—
In-process research and development	900	—	900	—	—	—
	$57,260	$(30,174)	$27,086	$44,360	$(21,384)	$22,976

Amortization expense of intangibles totaled $8,790, $4,044 and $3,276 during the years ended December 31, 2014, 2013 and 2012, respectively.

Future estimated amortization costs of intangible assets as of December 31, 2014 are presented below:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Year Ended December 31,
2015	$9,717
2016	7,424
2017	4,195
2018	3,616
2019	1,252
Thereafter	882
$27,086

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

The Company’s Level 2 assets and liabilities generally consist of corporate debt securities, commercial papers, certificates of deposit and convertible senior notes.

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

In connection with the acquisition of eDynamics in 2013, a liability was recognized on the eDynamics Acquisition Date for the estimate of the fair value of the Company's contingent earn-out payments related to eDynamics. The Company determined the fair value of the Acquisition-related contingent earn-out liability based on the probability-based attainment of product development milestones. The fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements, which reflected the Company's own assumptions concerning achievement of the product development milestones of eDynamics, in measuring the fair value of the contingent earn-out liability related to the acquisition of eDynamics. This contingent earn-out liability was extinguished during the year-ended December 31, 2014.
The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2014 and 2013 and the classification by level of input within the fair value hierarchy:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$139,644	$139,644	$—	$—
Short-term investments:
Corporate debt securities	31,651	—	31,651	—
Commercial papers	2,998	—	2,998	—
Total financial assets	$174,293	$139,644	$34,649	$—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$215,094	$215,094	$—	$—
Short-term investments:
Corporate debt securities	6,015	—	6,015	—
Certificates of deposit	2,000	—	2,000	—
Total financial assets	$223,109	$215,094	$8,015	$—

Liabilities
Acquisition-related contingent earn-out liability	$495	$—	$—	$495

Based on quoted market prices as of December 31, 2014, the fair value of the Senior Convertible Notes (Note 8) was approximately $277,725, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$495
Payments during the period	(500)
Adjustments to fair value during the period recorded in General and Administrative expenses	5
Balance at December 31, 2014	$—

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

Investments
The cost and fair value of the Company’s cash and available-for-sale investments as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$40,693	$—	$—	$40,693
Money market funds	139,644	—	—	139,644
Total	$180,337	$—	$—	$180,337

Short-term investments:
Corporate debt securities	$31,678	$—	$(27)	$31,651
Commercial paper	2,998	—	—	2,998
Total	$34,676	$—	$(27)	$34,649

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$28,692	$—	$—	$28,692
Money market funds	215,094	—	—	215,094
Total	$243,786	$—	$—	$243,786

Short-term investments:
Corporate debt securities	$6,015	$—	$—	$6,015
Certificate of deposit	2,000	—	—	2,000
Total	$8,015	$—	$—	$8,015
As of December 31, 2014 and 2013, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2014.

7. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through February 2020.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Premises rent expense was $3,283, $1,774 and $1,520 for the years ended December 31, 2014, 2013 and 2012, respectively.

Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. The leases bear an annual interest rate of 4.50% and are secured by fixed assets used in the Company's office locations.
At December 31, 2014, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2015	$11	$7,961
2016	—	6,949
2017	—	3,762
2018	—	3,628
2019	—	3,515
Thereafter	—	125
Total minimum lease payments	11	$25,940
Less: Amount representing interest	—
Present value of capital lease obligations	11
Less: Current portion	(11)
Long-term portion of capital lease obligations	$—

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provide no basis or facts in support of this sum. On June 12, 2014, at the mandatory case management conference, the court ordered that the claims construction hearing be held in May 2015 and trial be set for January 2016, subject to later adjustment or delay. On November 14, 2014 by court order the court scheduled a summary judgment hearing for December 2015 and moved the trial date to March 2016. Based on the early stage of the claims and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. The Company and Armorize intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

8. Convertible Senior Notes

On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the "Notes") due 2018 in a private offering to qualified institutional buyers ("Holders") pursuant to Rule 144A under the Securities Act of 1944 (the "Exchange Act"), as amended. The initial Holders of the Notes also had an option to purchase an additional$26,250 in principal amount which was exercised in full. The net proceeds after discount and issuance costs of $5,803 from the Notes offering were approximately $195,446. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance. The Notes bear interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.

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

Additionally, the Notes holders' discount and issuance costs were bifurcated into debt issuance costs (attributable to the liability component) and equity issuance costs (attributable to the equity component) based on their relative fair values. The debt issuance costs were capitalized and recorded as deferred offering costs in other noncurrent assets and are being amortized to interest expense using the effective interest rate method from the issuance date through December 15, 2018. The equity issuance costs were recorded as a decrease to additional paid-in capital at the issuance date.

At December 31, 2014, the net carrying amount of the liability component of the Notes consists of:

Liability component:
Principal	$201,250
Less: debt discount, net of amortization	(39,620)
Net carrying amount	$161,630

Equity component (1)	$43,293
(1) Recorded in the consolidated balance sheets as additional paid-in capital, net of the $1,285 issuance costs in equity

For the years ended December 31, 2014 and 2013, the Company incurred the interest expense related to the Notes:

	2014	2013
1.25% coupon	$2,511	$138
Amortization of debt discount	8,702	486
Amortization of debt issuance costs	51	3
Total	$11,264	$627

9. Debt

Equipment Financing Loans

The Company entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.50%. As of December 31, 2014, the interest on the outstanding advances was 4.50%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at December 31, 2014 were $684 payable in 2015. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of December 31, 2014 the Company was in compliance with the covenant.

Interest expense for equipment financing loans for the years ended December 31, 2014, 2013 and 2012 was $65, $140 and $211, respectively.
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
As of December 31, 2014, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share.
On March 30, 2012, the Company's Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The reverse stock split became effective on April 2, 2012. All of the share numbers, share prices, and exercise prices have been retrospectively adjusted to reflect the reverse stock split.
Number of shares of common stock reserved for future issuance was as follows:

	December 31,
	2014	2013
Shares available for future grant under the stock plans	4,330	4,584
Options outstanding under stock plans	5,288	7,223
Shares available for future issuance under ESPP	926	759
Common stock issuable upon exercise of warrant and settlement of outstanding restricted stock units	2,934	1,216
Common stock issuable upon conversion of the convertible senior notes	5,158	5,158
Total shares reserved	18,636	18,940
11. Stock Option Plans

Stock-Based Compensation Plans
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has two equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”) and the 2012 Plan. Upon the IPO, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. All outstanding stock awards under the 2002 and 2012 Plans will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights ("SARs"), restricted stock units, and performance shares. The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Stock bonus awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company's common stock.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of December 31, 2014, 4,330 shares were available for future grant. Restricted stock awards generally vest over a four-year period. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
Stock Options

The fair value of options granted is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the common stock price and the assumed risk-free interest rate. The Company recognizes stock-based compensation expense for only those shares expected to vest over the requisite service period of the award. The Company determines its estimated forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on recent forfeiture activity and expected future employee turnover, if any. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense is recognized in the period the forfeiture estimate is changed. No compensation cost is recorded for options that do not vest and the compensation cost from vested options, whether forfeited or not, is not reversed.

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

The weighted average fair value of stock options granted to employees during the years ended December 31, 2014, 2013 and 2012, was $20.25, $9.50 and $5.65, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2014	2013	2012
Expected life (in years)	5.31-6.08	5.31 - 6.08	5.50 - 6.08
Volatility	54% - 58%	57% - 61%	59% - 60%
Risk-free interest rate	1.79% - 1.93%	0.9% - 1.8%	0.9% - 1.2%
Dividend yield	—%	—%	—%

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

Stock option activity under the Plan is as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2011	10,705	$3.83	6.77	$44,466
Options granted	2,243	10.29
Options exercised	(2,543)	1.95
Options forfeited and canceled	(769)	6.26
Balance at December 31, 2012	9,636	5.63	7.33	64,719
Options granted	1,618	17.46
Options exercised	(2,879)	4.69
Options forfeited and canceled	(1,152)	8.65
Balance at December 31, 2013	7,223	8.17	6.82	180,543
Options granted	563	36.91
Options exercised	(1,984)	6.56
Options forfeited and canceled	(514)	16.25
Balance at December 31, 2014	5,288	$11.06	6.31	$196,608
Exercisable, December 31, 2014	3,599	$6.54	5.43	$150,011
Vested and expected to vest, December 31, 2014	5,095	$10.58	6.23	$191,882

The total intrinsic value of options exercised was $64,455, $45,454 and $18,950, for the years ended December 31, 2014, 2013 and 2012, respectively. Total cash proceeds from such option exercises were $13,007, $13,509 and $4,966 for the years ended December 31, 2014, 2013 and 2012, respectively.

The grant date fair value of options that vested was $10,755, $8,206 and $5,736 during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had unrecognized stock-based compensation expense of $14,777 related to stock options that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.09 years.

Restricted Stock Units

A following table summarized the activity of RSUs, PSUs and stock-bonus awards:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2011	8	$7.98
Awards granted	—	—
Awards vested	(6)	7.98
Awards forfeited	(1)	7.98
Awarded and unvested at December 31, 2012	1	7.98
Awards granted	1,236	28.94
Awards vested	(1)	24.15
Awards forfeited	(22)	24.61
Awarded and unvested at December 31, 2013	1,214	29.57
Awards granted	2,362	39.77
Awards vested	(396)	30.79
Awards forfeited	(246)	31.59
Awarded and unvested at December 31, 2014	2,934	$37.45

As of December 31, 2014, there was $77,695 of unamortized stock-based compensation expense related to unvested RSUs and PSUs, which are expected to be recognized over a weighted average period of 3.22 years.

Performance Stock Units
During 2014, the Compensation Committee approved the grant of 121 PSUs to certain key employees. The PSU vesting conditions were based on individual performance targets. The Company recognized $267 of share-based compensation expense, net of estimated forfeitures, related to PSUs during 2014. Unamortized expense was $852 as of December 31, 2014, net of estimated forfeitures.
Stock Bonus Awards
The total accrued liability for the stock bonus awards was $1,771 and $852 as of December 31, 2014 and 2013, respectively. 22 shares of common stock earned under the stock bonus program were issued during the year ended December 31, 2014. Approximately 37 shares are expected to be issued during the first three months of the year ending December 31, 2015. Stock based compensation expense related to stock bonus program were $1,771 and $852 for the years ended December 31, 2014 and 2013.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock was initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of December 31, 2014, there were 926 shares of the Company's common stock available for future issuance under the ESPP.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year ended December 31,	Year ended December 31,
	2014	2013	2012*
Expected life (in years)	0.5	0.50 - 0.54	0.50 - 0.53
Volatility	45% - 52%	38% - 40%	46% - 51%
Risk-free interest rate	0.05% - 0.07%	0.08%	0.13% - 0.15%
Dividend yield	—%	—%	—%
* Employee participation in the ESPP did not begin until the second quarter of 2012.
The Company issued 194 shares and 217 shares under the ESPP in 2014 and 2013, respectively, at a weighted average exercise price per share of $23.94 and $13.07, respectively. As of December 31, 2014, the Company expects to recognize $803 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.
Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with the total fair value of $2,357 and two-year cliff vesting in 2016. As of December 31, 2014, there was $2,161 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
12. Net Loss per Share

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted‑average number of shares of common stock outstanding for the period. The weighted‑average number of shares of common stock used to calculate our basic net loss per share of common stock excludes those shares subject to repurchase related to stock options that were exercised prior to vesting and restricted shares issued to certain employees as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted‑average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(64,239)	$(27,531)	$(20,360)
Denominator:
Weighted average number of common shares used in computing basic and diluted net loss per share	37,381	34,874	24,056
Net loss per common share
Basic and diluted net loss per share	$(1.72)	$(0.79)	$(0.85)

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2014	2013	2012
Stock options to purchase common stock	5,288	7,223	9,636
Restricted stock units	2,934	1,214	1
Employee stock purchase plan	90	89	133
Common stock subject to repurchase	54	1	4
Bonus shares	37	22	—
Common stock warrants	—	2	2
Convertible senior notes	5,158	5,158	—
Total	13,561	13,709	9,776

13. Segment Reporting

Operating segments are reported in a manner consistent with the internal reporting supported and defined by the components of an enterprise about which separate financial information is available, provided and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The Company's Chief Executive Officer reviews financial information presented on a consolidated basis and as a result, the Company concluded that it has only one operating and reportable segment.

The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Year Ended December 31,
	2014	2013	2012
Total revenue by solution:
Privacy, Protection and Security	$151,291	$101,083	$78,979
Archiving and Governance	44,316	36,848	27,316
Total revenue	$195,607	$137,931	$106,295

	Year Ended December 31,
	2014	2013	2012
Total revenue by geographic area:
United States	$157,593	$113,819	$86,661
Rest of world	38,014	24,112	19,634
Total revenue	$195,607	$137,931	$106,295

The following sets forth long-lived tangible assets by geographic area:

	December 31,
	2014	2013
Long-lived assets:
United States	$15,974	$9,425
Rest of world	2,744	1,796
Total long-lived assets	$18,718	$11,221

14. Income Taxes

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The domestic and foreign components of loss before benefit from (provision for) income taxes were as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Domestic	$(69,555)	$(34,284)	$(23,506)
Foreign	5,003	3,945	3,667
Loss before benefit from (provision for) income taxes	$(64,552)	$(30,339)	$(19,839)

The benefit from (provision for) income taxes is comprised of:

	Year Ended December 31,
	2014	2013	2012
Current tax expense:
Federal	$—	$—	$—
State	121	70	30
Foreign	530	641	491
Total current	651	711	521
Deferred tax expense:
Federal	(792)	—	—
State	—	—	—
Foreign	(172)	(3,519)	—
Total deferred	(964)	(3,519)	—
(Benefit from) provision for income taxes	$(313)	$(2,808)	$521

The reconciliation of income tax expense at the statutory federal income tax rate of 34% to the income tax provision included in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	$(21,948)	$(10,315)	$(6,745)
Foreign income tax rate differential	(600)	(232)	(262)
State, net of federal benefit	(1,692)	(1,130)	(822)
Stock compensation charges	1,304	636	1,256
SubPart F and other permanent items	2,579	1,583	1,204
Provision to return and other	3,621	937	1,074
Research and development credits	(2,052)	(2,112)	(1,061)
Uncertain tax positions	391	617	301
Valuation allowance	18,084	7,208	5,576
(Benefit from) provision for income taxes	$(313)	$(2,808)	$521

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows for the years ended December 31, 2014 and 2013:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$75,376	$60,280
Tax credit carryforwards	9,566	8,228
Research expenditures	2,494	3,314
Deferred revenue	11,078	13,292
Stock compensation	7,228	3,696
Fixed assets	1,516	1,262
Accruals and other	8,505	7,250
Gross deferred tax assets	115,763	97,322
Valuation allowance	(90,929)	(71,052)
Total deferred tax assets	24,834	26,270
Deferred tax liabilities:
Intangible assets and other	(9,613)	(7,769)
Interest expense on the Notes	(12,911)	(16,090)
Total deferred tax liabilities	(22,524)	(23,859)
Total net deferred tax assets	$2,310	$2,411
Current deferred income tax assets (included in other current assets)	$3,903	$4,166
Non-current deferred income tax liabilities (included in long-term liabilities)	$1,593	$1,755

The Company records net deferred tax assets to the extent that Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by approximately $19,877, $2,400 and $3,700 during the years ended December 31, 2014, 2013 and 2012, respectively. The total valuation allowance increase of $19,877 for the year ended December 31, 2014 included a reduction of $792 resulting from the acquisition of Nexgate, and an increase of $2,023 related to the Company's acquisition of NetCitadel.

As of December 31, 2014 and 2013, the Company had net operating loss carry-forwards for federal income tax purposes of $284,974 and $187,700, respectively. The amount of federal net-operating loss carry-forwards at December 31, 2014 and 2013 for which a benefit will be recorded in APIC when realized is approximately $84,125 and $34,500, respectively. The federal net operating losses will begin to expire in 2018. As of December 31, 2014 and 2013, the Company had federal research credit carry-forwards of $5,071 and $4,200 respectively. The federal research and development credits will begin to expire in 2022.

As of December 31, 2014 and 2013, the Company had net operating loss carry-forwards for state income tax purposes of approximately $183,913 and $146,400, respectively. The amount of state net-operating loss carry-forwards at December 31, 2014 and 2013 for which a benefit will be recorded in APIC when realized is approximately $44,407 and $11,700, respectively. The state net operating losses will expire between 2015 and 2034. As of December 31, 2014 and 2013, the Company had research and development credit carry-forwards for state income tax purpose of $7,080 and $5,900, respectively. The state research and development credits have no expiration period.

As of December 31, 2013, the Company had net operating losses carry-forwards in its non-U.S. locations of approximately $3,900, there were no operating losses carry-forwards as of December 31, 2014. In addition, as of December 31,

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

2014 and 2013, the Company had research and development credit carry-forwards in its non-U.S. locations of approximately $2,878 and $2,700, respectively. The non-U.S. research and development credits will begin to expire in 2028.

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

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. During the year ended December 31, 2014, the Company accrued interest and penalties of $9 as a component of income tax expense related to tax contingencies and has $242 of interest and penalties recorded as a long-term income tax liability as of December 31, 2014. During the year ended year ended December 31, 2013, the Company accrued interest and penalties of $8 as a component of income tax expense related to tax contingencies and had $233 of interest and penalties recorded as a long-term income tax liability.

As of December 31, 2014, the Company had recorded unrecognized tax benefits of $1,432 that if recognized, would benefit the Company's effective tax rate. As of December 31, 2013, the Company had recorded unrecognized tax benefits of $1,541 that if recognized, would benefit the Company's effective tax rate.

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2014 will significantly increase or decrease within the next twelve months.

Because of net operating loss and credit carry-forwards, all of the Company's tax years dating to inception in 2002 remain open to tax examination in all major tax jurisdictions. The Company is not currently under audit in any material jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Ending balance as of December 31, 2011	$2,526
Increase in balances related to tax positions taken during the current period	357
Decrease in balances related to tax positions taken during the prior period	(135)
Decrease in balances related to statute expirations during the current period	(8)
Ending balance as of December 31, 2012	2,740
Increase in balances related to tax positions taken during the current period	618
Increase in balances related to tax positions taken during the prior period	517
Decrease in balances related to tax positions taken during the prior period	(40)
Decrease in balances related to statute expirations during the current period	(12)
Ending balance as of December 31, 2013	3,823
Increase in balances related to tax positions taken during the current period	524
Increase in balances related to tax positions taken during the prior period	—
Decrease in balances related to tax positions taken during the prior period	(87)
Decrease in balances related to statute expirations during the current period	(31)
Ending balance as of December 31, 2014	$4,229

As of December 31, 2014, $200 of foreign withholding taxes associated with the repatriation of earning of foreign subsidiaries had been provided on $4,000 of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest the remainder of its undistributed earnings indefinitely outside the United States. As of December 31, 2014, the Company estimated that no material additional U.S. income taxes would have to be provided if all of the undistributed earnings of the foreign subsidiaries were repatriated back to the United States as substantially all earnings from its foreign subsidiaries

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

are previously taxed income. As of December 31, 2014, the Company estimated that approximately $550 of additional foreign withholding tax would have to be provided if all of the undistributed earnings of the Company's foreign subsidiaries were repatriated back to the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ GARY STEELE	Chief Executive Officer (principal executive officer)	February 26, 2015
Gary Steele
/s/ PAUL AUVIL	Chief Financial Officer (principal financial and accounting officer)	February 26, 2015
Paul Auvil
/s/ ANTHONY BETTENCOURT	Director	February 26, 2015
Anthony Bettencourt
/s/ SYDNEY CAREY	Director	February 26, 2015
Sydney Carey
/s/ DANA EVAN	Director	February 26, 2015
Dana Evan
/s/ JONATHAN FEIBER	Director	February 26, 2015
Jonathan Feiber
/s/ DOUGLAS GARN	Director	February 26, 2015
Douglas Garn
/s/ ERIC HAHN	Director	February 26, 2015
Eric Hahn
/s/ KEVIN HARVEY	Director	February 26, 2015
Kevin Harvey

EXHIBIT INDEX

			Incorporated by Reference				Filed
Exhibit Number		Exhibit Title	Form	File No.	Filing Date	Exhibit No.	Herewith
2.01		Agreement and Plan of Merger for Armorize Technologies, Inc.	10-Q	001-35506	November 12, 2013	2.1
2.02		Agreement and Plan of Merger for Sendmail, Inc.	10-K	001-35506	March 14, 2014	2.02
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	S-1A	333-178479	April 9, 2012	3.04
4.01		Form of Registrant's common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Fourth Amended and Restated Investors' Rights Agreement by and among the Registrant and the investors named therein of the Registrant dated February 19, 2008.	S-1	333-178479	December 14, 2011	4.02
4.03		Indenture between Proofpoint, Inc. and Wells Fargo Bank, National Association, dated as of December 11, 2013 including the form of 1.25% Convertible Senior Notes due 2018 therein.	8-K	131-271285	December 11, 2013	4.03
10.01		Form of Indemnity Agreement.	S-1A	333-178479	April 9, 2012	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05	†	Corporate Bonus Program.					X
10.06		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.07		Loan and Security Agreement, dated as of April 19, 2011, as amended May 19, 2011, between the Registrant and Silicon Valley Bank.	S-1	333-178479	December 14, 2011	10.06
10.08		Third Amendment to Loan and Security Agreement, dated February 27, 2014, between the Registrant and Silicon Valley Bank	10-K	001-35506	March 14, 2014	10.07
10.09	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.10	†	Offer letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.11	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.12	†	Offer Letter to Tracey Newell from the Registrant, dated August 16, 2013.	10-K	001-35506	March 14, 2014	10.11
10.13	†	Offer Letter to Darren Lee from the Registrant, dated December 19, 2011.					X
21.01		Subsidiaries of Registrant.					X
23.01		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.01		Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	*	XBRL Instance Document					X
101.SCH	*	XBRL Taxonomy Extension Schema Document					X
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X
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