Form 10-Q
period 2015-03-31
PROOFPOINT INC
filed 2015-05-07
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of April 24, 2015: 39,421,209 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$170,005	$180,337
Short-term investments	23,530	34,649
Accounts receivable, net of allowance for doubtful accounts of $155 and $429 as of March 31, 2015 and December 31, 2014, respectively	32,146	40,912
Inventory	426	499
Deferred product costs	1,390	1,847
Prepaid expenses and other current assets	8,178	7,994
Total current assets	235,675	266,238
Property and equipment, net	21,796	18,718
Deferred product costs	561	307
Goodwill	126,875	107,504
Intangible assets, net	36,879	27,086
Other assets	4,174	4,397
Total assets	$425,960	$424,250
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,470	$9,249
Accrued liabilities	23,648	24,220
Equipment loans and capital lease obligations	280	695
Deferred rent	544	569
Deferred revenue	124,147	123,550
Total current liabilities	159,089	158,283
Convertible senior notes	163,882	161,630
Long-term deferred rent	2,038	2,099
Other long-term liabilities	5,227	6,640
Long-term deferred revenue	47,819	39,125
Total liabilities	378,055	367,777
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 39,336 and 38,665 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	343,829	330,744
Accumulated other comprehensive loss	(7)	(27)
Accumulated deficit	(295,921)	(274,248)
Total stockholders’ equity	47,905	56,473
Total liabilities and stockholders’ equity	$425,960	$424,250
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Subscription	$55,856	$41,204
Hardware and services	1,907	1,500
Total revenue	57,763	42,704
Cost of revenue:(1)(2)
Subscription	16,334	11,451
Hardware and services	2,954	2,260
Total cost of revenue	19,288	13,711
Gross profit	38,475	28,993
Operating expense:(1)(2)
Research and development	15,708	11,948
Sales and marketing	32,912	22,818
General and administrative	7,333	5,506
Total operating expense	55,953	40,272
Operating loss	(17,478)	(11,279)
Interest expense, net	(2,853)	(2,773)
Other expense, net	(1,180)	(199)
Loss before provision for income taxes	(21,511)	(14,251)
Provision for income taxes	(162)	(144)
Net loss	$(21,673)	$(14,395)
Net loss per share, basic and diluted	$(0.56)	$(0.39)
Weighted average shares outstanding, basic and diluted	38,957	36,564

(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$1,115	$412
Cost of hardware and services revenue	254	129
Research and development	3,938	2,034
Sales and marketing	4,869	2,097
General and administrative	2,250	1,301
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$1,380	$829
Research and development	23	23
Sales and marketing	1,293	1,097
General and administrative	11	11
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(21,673)	$(14,395)
Other comprehensive loss, net of tax:
Unrealized gains on short-term investments, net	20	—
Comprehensive loss	$(21,653)	$(14,395)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(21,673)	$(14,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,464	3,802
Loss on disposal of property and equipment	3	—
Amortization of investment premiums, net of accretion of purchase discounts	128	15
Provision for allowance for doubtful accounts	(274)	(7)
Stock‑based compensation	12,426	5,973
Deferred income taxes	281	117
Change in fair value of contingent earn-outs	—	5
Amortization of debt issuance costs and accretion of debt discount	2,266	2,143
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,810	3,881
Inventory	73	(435)
Deferred products costs	203	(143)
Prepaid expenses	(799)	(526)
Other current assets	647	(263)
Long-term assets	15	(89)
Accounts payable	247	762
Accrued liabilities	(5,410)	(613)
Deferred rent	(111)	(18)
Deferred revenue	8,591	3,910
Net cash provided by operating activities	11,887	4,119
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	11,012	8,000
Purchase of property and equipment	(4,584)	(2,291)
Acquisitions of businesses, net of cash acquired	(28,114)	—
Net cash (used in) provided by investing activities	(21,686)	5,709
Cash flows from financing activities
Proceeds from issuance of common stock	4,019	4,731
Withholding taxes related to restricted stock net share settlement	(4,137)	(576)
Payments of debt issuance costs	—	(111)
Repayments of notes payable and loans	(415)	(411)
Net cash (used in) provided by financing activities	(533)	3,633
Net (decrease) increase in cash and cash equivalents	(10,332)	13,461
Cash and cash equivalents
Beginning of period	180,337	243,786
End of period	$170,005	$257,247

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$3,656	$2,219

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company acquired one company in the three months ended March 31, 2015 and two companies in the year ended December 31, 2014, these acquisitions are more fully described in Note 2, "Acquisitions". The consolidated financial statements include the results of operations from these business combinations from their date of acquisition.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of March 31, 2015.

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

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	3	7
Customer relationships	2	7
Non-compete agreements	2	4
Order backlog	1	2
Trade names and trademarks	1	5

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

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Sales price is fixed or determinable; and

•	Collectability is reasonably assured

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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through March 31, 2015, the Company has not experienced significant credit losses.

Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no significant reclassifications out of accumulated other comprehensive loss into net loss for the three months ended March 31, 2015 and 2014.
Recent Accounting Policies

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires the Company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact and timing of adoption of the ASU 2015-03 on its consolidated financial statements.

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

2. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for each acquisition, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill related to each acquisition below, other than Emerging Threats Pro, LLC, is not deductible for tax purposes.

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

During the three months period ended March 31, 2015 and for the year ended December 31, 2014, the Company acquired a total of 3 companies (collectively, the "Acquisitions") which are further described below.

Emerging Threats Pro, LLC

On March 6, 2015 (the "Emerging Threats Acquisition Date"), pursuant to the terms of a Purchase Agreement, the Company acquired 100% of membership interests in Emerging Threats Pro, LLC ("Emerging Threats"). Based in Indianapolis, Indiana, Emerging Threats provides threat intelligence solutions to help protect networks from known or potentially malicious threats. With this acquisition, the Company intends to integrate Emerging Threat's advanced threat intelligence solutions with its existing Targeted Attack Protection and Threat Response security solutions to advance threat detection and response across the completed attack chain.  The combined technology will provide customers with deeper insight into cyberthreats, enabling them to react faster to inbound cyberattacks, and to identify, block, and disable previously undetected malware already embedded in their organizations.

The Company has provisionally estimated the fair values for the acquired tangible and identifiable intangible assets and liabilities assumed at the Emerging Threats Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired and liabilities assumed. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Emerging Threat Acquisition Date. Revenue from Emerging Threats was not material for the three months ended March 31, 2015, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

The total purchase price was $31,803, consisting of $28,141 paid in cash consideration, net of cash acquired of $52, and $3,662 to be paid in the second quarter of 2015. Of the cash consideration paid, $5,415 was held in escrow at the acquisition date and additional $585 will be transferred to escrow in the second quarter of 2015, to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $247 in acquisition-related costs which were recorded within operating expenses for the three months ended March 31, 2015.

Fair value of acquired assets and liabilities assumed

The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of tangible and intangible assets acquired, liabilities assumed and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets acquired	$934	N/A
Fixed assets acquired	174	N/A
Liabilities assumed	(448)	N/A
Deferred revenue assumed	(700)	N/A
Holdback liability to the sellers	(3,662)	N/A
Trade names	200	2
Customer relationships	4,200	7
Order Backlog	200	1
Developed technology	7,900	7
Goodwill	19,395	Indefinite
	$28,193

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

Fair value of acquired assets and liabilities assumed

The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets acquired	$1,340	N/A
Fixed assets acquired	15	N/A
Liabilities assumed	(64)	N/A
Deferred revenue assumed	(600)	N/A
Customer relationships	3,000	7
Order backlog	200	2
Developed technology	3,200	4
In-process research and development	900	N/A
Deferred tax liability, net	(792)	N/A
Goodwill	25,604	Indefinite
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

At the NetCitadel Acquisition Date, the Company paid $22,731. Of the cash consideration paid, $3,369 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Form 10-Q.

Fair value of acquired assets and liabilities assumed

The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life
Tangible assets acquired	$14	N/A
Liabilities assumed	(1,267)	N/A
Customer relationships	100	5
Developed technology	5,500	5
Goodwill	18,384	Indefinite
	$22,731

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the three months ended March 31, 2015 and 2014 of the Company and Emerging Threats, assuming that Emerging Threats was acquired as of January 1, 2014. Adjustments were made to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisition and acquisition-related transaction costs. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and acquired Emerging Threats. Accordingly, these unaudited pro formas results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended March 31,
	2015	2014
Total revenue	$57,770	$43,445
Net loss	(23,294)	(15,591)
Basic and diluted net loss per share	$(0.60)	$(0.43)

The unaudited pro forma financial information includes non-recurring acquisition-related transaction cost of $247 for the three months ended March 31, 2014.

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2014	$107,504
Add: Goodwill from acquisitions	19,395
Less: Other adjustments to Goodwill	(24)
Balance at March 31, 2015	$126,875
The goodwill balance as of March 31, 2015 was the result of the Company's acquisitions.
Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$46,068	$(22,919)	$23,149	$38,168	$(21,538)	$16,630
Customer relationships	20,582	(9,062)	11,520	16,382	(7,893)	8,489
Non-compete agreements	804	(535)	269	804	(462)	342
Trade names and patents	1,006	(310)	696	806	(264)	542
Order backlog	400	(55)	345	200	(17)	183
In-process research and development	900	—	900	900	—	900
	$69,760	$(32,881)	$36,879	$57,260	$(30,174)	$27,086
Amortization expense of intangible assets totaled $2,707 and $1,960 for the three months ended March 31, 2015 and 2014, respectively.
Future estimated amortization costs of intangible assets as of March 31, 2015 are presented below:

Year ending December 31,
2015, remainder	$8,666
2016	9,291
2017	5,944
2018	5,346
2019	2,982
Thereafter	4,650
$36,879

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2015 and December 31, 2014 and the classification by level of input within the fair value hierarchy:

	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$127,388	$127,388	$—	$—
Short-term investments:
Corporate debt securities	22,030	—	22,030	—
Commercial paper	1,500	—	1,500	—
Total financial assets	$150,918	$127,388	$23,530	$—

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$139,644	$139,644	$—	$—
Short-term investments:
Corporate debt securities	31,651	—	31,651	—
Commercial papers	2,998	—	2,998	—
Total financial assets	$174,293	$139,644	$34,649	$—

Based on quoted market prices as of March 31, 2015, the fair value of the Convertible Senior Notes was approximately $316,142, determined using Level 2 inputs as they are not actively traded in markets.

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
Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$42,617	$—	$—	$42,617
Money market funds	127,388	—	—	127,388
Total	$170,005	$—	$—	$170,005

Short-term investments:
Corporate debt securities	$22,037	$1	$(8)	$22,030
Commercial paper	1,500	—	—	1,500
Total	$23,537	$1	$(8)	$23,530

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$40,693	$—	$—	$40,693
Money market funds	139,644	—	—	139,644
Total	$180,337	$—	$—	$180,337

Short-term investments:
Corporate debt securities	$31,678	$—	$(27)	$31,651
Certificate of deposit	2,998	—	—	2,998
Total	$34,676	$—	$(27)	$34,649
As of March 31, 2015 and December 31, 2014, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
5. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through February 2020.

Premises rent expense was $867 and $538, respectively, for the three months ended March 31, 2015 and 2014.

Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5% and are secured by fixed assets used in the Company's office locations.
At March 31, 2015, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2015, remainder	$6	$5,980
2016	—	7,029
2017	—	3,767
2018	—	3,602
2019	—	3,512
Thereafter	—	249
Total minimum lease payments	6	$24,139
Less: Amount representing interest	—
Present value of capital lease obligations	6
Less: current portion	(6)
Long-term portion of capital lease obligations	$—

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provided no basis or facts in support of this sum. On April 2, 2015, the court ordered that the claims construction hearing be held in June 2015 and trial be set for March 2016, subject to alteration only upon a showing of good cause. On April 2, 2015, the court also ordered in part that Finjan amend its infringement contentions to comply with the Patent Local Rules by April 23, 2015.  On April 23, 2015, Finjan amended its infringement contentions.  Based on the early state of the infringement contentions and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. The Company and Armorize intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

At March 31, 2015, the net carrying amount of the liability component of the Notes consists of:

Liability component:
Principal	$201,250
Less: debt discount, net of amortization	(37,368)
Net carrying amount	$163,882

Equity component (1)	$43,293

(1) Recorded in the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $1,285 issuance costs.

For the three months ended March 31, 2015 and 2014, the Company incurred the following interest expense related to the Notes:

	Three Months Ended March 31,
	2015	2014
1.25% coupon	$629	$629
Amortization of debt discount	2,253	2,130
Amortization of debt issuance costs	13	13
	$2,895	$2,772

7. Debt
Equipment Financing Loans
The Company entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances is equal to prime rate plus 0.5%. As of March 31, 2015, the interest rate on the outstanding advances was 4.5%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount is due 48 months after funding. Borrowings outstanding under the equipment loan at March 31, 2015 were $274 payable in the second quarter of 2015. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict the Company’s ability to pay dividends. The loan includes a covenant that requires the Company to maintain cash and cash equivalents plus net accounts receivable of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of March 31, 2015, the Company was in compliance with the financial covenant.
Interest expense was $5 and $28, respectively, for the three months ended March 31, 2015 and 2014.
8. Common Stock

As of March 31, 2015, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share.
Number of shares of common stock reserved for future issuance was as follows:

	As of March 31,	As of December 31,
	2015	2014
Shares available for future grant under the stock plans	5,798	4,330
Options outstanding under stock plans	4,743	5,288
Shares available for future issuance under ESPP	1,313	926
Common stock issuable settlement of outstanding restricted stock units	3,274	2,934
Common stock issuable upon conversion of the convertible senior notes	5,158	5,158
Total shares reserved	20,286	18,636
9. Stock Equity Plans

Stock-Based Compensation Plans
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has two equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”) and the 2012 Plan. Upon the IPO, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. All outstanding stock awards under the 2002 and 2012 Plans will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company's common stock.
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of March 31, 2015, 5,798 shares were available for future grant. Restricted stock awards generally vest over a four-year period. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
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

The weighted average fair value of stock options granted to employees was $23.92 and $19.93, respectively, during the three months ended March 31, 2015 and 2014. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected life (in years)	6.08	6.00 - 6.08
Volatility	52%	58%
Risk-free interest rate	1.6%	1.9%
Dividend yield	—%	—%

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

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2014	5,288	$11.06	6.31	$196,608
Options granted	25	47.46
Options exercised	(533)	7.56
Options forfeited and canceled	(37)	12.97
Balance at March 31, 2015	4,743	$11.63	6.15	$225,740

The total intrinsic value of options exercised was $24,627 and $25,413 for the three months ended March 31, 2015 and 2014, respectively. Total cash proceeds from such option exercises were $4,029 and $4,729 for the three months ended March 31, 2015 and 2014, respectively.

The fair value of option grants that vested was $3,601 and $2,961 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company had unamortized stock-based compensation expense of $13,292 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 1.96 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2014	2,934	$37.45
Awards granted	625	56.86
Awards vested	(218)	39.01
Awards forfeited	(67)	30.16
Awarded and unvested at March 31, 2015	3,274	$41.21

As of March 31, 2015, there was $84,032 of unamortized stock-based compensation expense related to unvested RSUs and PSUs, which are expected to be recognized over a weighted average period of 3.43 years.

The Company granted 172 and 17 PSUs in the three months ended March 31, 2015 and 2014, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $4,342 as of March 31, 2015, net of estimated forfeitures.
Stock Bonus and Other Liability Awards
The total accrued liability for the stock bonus awards was $764 and $1,771 as of March 31, 2015 and December 31, 2014, respectively. 27 and 22 shares of common stock earned under the stock bonus program were issued during the three months ended March 31, 2015 and 2014, respectively. Stock based compensation expense related to stock bonus program were $764 and $453 for the three months ended March 31, 2015 and 2014, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest over three years period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. The Company recognized $154 of stock-based compensation expense related to these liability awards in the three months ended March 31, 2015.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock was initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2015, there were 1,313 shares of the Company's common stock available for future issuance under the ESPP.
There were no stock purchase rights granted under the ESPP during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the Company expects to recognize $268 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.

Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with the total fair value of $2,357 and two-year cliff vesting in 2016. The Company recognized $295 of stock based compensation expense in the three months ended March 31, 2015, and as of March 31, 2015, there was $1,866 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
10. Net Loss per Share

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted‑average number of shares of common stock outstanding for the period. The weighted‑average number of shares of common stock used to calculate basic net loss per share of common stock excludes those shares subject to repurchase related to stock options or restricted stock that were exercised or issued prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted‑average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2015	2014
Stock options to purchase common stock	4,743	6,809
Restricted stock units	3,274	1,574
Employee stock purchase plan	90	89
Common stock subject to repurchase	54	—
Bonus and other liability awards	171	—
Convertible senior notes	5,158	5,158
Total	13,490	13,630

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
The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended March 31,
	2015	2014
Total revenue by solution:
Privacy, Protection and Security	$45,372	$32,603
Archiving and Governance	12,391	10,101
Total revenue	$57,763	$42,704

	Three Months Ended March 31,
	2015	2014
Total revenue:
United States	$47,054	$35,217
Rest of world	10,709	7,487
Total revenue	$57,763	$42,704

Long-lived assets by geographic area are presented below:

	As of March 31,	As of December 31,
	2015	2014
Long-lived assets:
United States	$19,279	$15,974
Rest of world	2,517	2,744
Total long‑lived assets	$21,796	$18,718

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

Income tax expense for the three months ended March 31, 2015 was $162 on a pre-tax loss of $21,511. The Company recognized income tax expense of $144 during the three months ended March 31, 2014 on a pre-tax loss of $14,251. The income tax rate for the three months ended March 31, 2015 and March 31, 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and gains do not result in the recognition of corresponding income tax benefits and expenses.

The Company's effective tax rate for the three months ended March 31, 2015 decreased to negative 0.8% from negative 1.0% for the same prior year period.

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

As of March 31, 2015, the Company's gross uncertain tax benefits totaled $4,226, excluding related accrued interest and penalties of $232. As of March 31, 2015, $1,341 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the three months ended March 31, 2015, the Company's gross uncertain tax benefits decreased $3. The decrease is comprised of an $80 increase for tax positions taken in the current period offset by a $70 decrease for tax positions taken in prior periods and a $13 decrease related to statute of limitation expirations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K, or 2014 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2014 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

On March 6, 2015, we acquired Emerging Threats Pro, LLC ("Emerging Threats"). With this acquisition, we intend to integrate Emerging Threat's advanced threat intelligence solutions with our existing Targeted Attack Protection and Threat Response security solutions to advance threat detection and response across the completed attack chain.  The combined technology will provide our customers with deeper insight into cyberthreats, enabling them to react faster to inbound cyberattacks, and to identify, block, and disable previously undetected malware already embedded in their organizations.

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

Historically, the majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 43% for the three months ended March 31, 2015 as compared to the prior year period. As of March 31, 2015, we had approximately 3,300 customers around the world, including 49 of the Fortune 100. In terms of customer concentration, one partner accounted for 11% of our total revenue for the three months ended March 31, 2015 and for 12% of our total revenue for the three months ended March 31, 2014, although the partner sold to a number of end-user customers, none which accounted for more than 10% of our total revenue. Other than the aforementioned partner above, there were no other single partners or customers that accounted for more than 10% of our total revenue in the three months ended March 31, 2015.

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

As part of maintaining our SaaS platform, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud-based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers' experiences over time while also lowering our costs to deliver the service. Our SaaS platform is a shared infrastructure that is used by all of our customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses to not renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.

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

Sales and marketing is our greatest expense and hence a significant contributing factor to our operating losses. Given that our costs to acquire new revenue sources, either in the form of new customers or the sale of additional solutions to existing customers, often exceed the actual revenue recognized in the initial periods, we believe that our opportunity to improve our return on investment on sales and marketing costs relies primarily on our ongoing ability to cost-effectively renew our business with existing customers, thereby lowering our overall sales and marketing costs as a percentage of revenue as the mix of revenue derived from this more profitable renewal activity increases over time. Therefore, we anticipate that our initial significant investments in sales and marketing activities will, over time, generate a larger base of more profitable customers. Cost of subscription revenue is also a significant expense for us, and we expect to continue to build on the improvements over the past years, such as in replacing third-party technology with our proprietary technology and improving the utilization of our fixed investments in equipment and infrastructure, in order to provide the opportunity for improved subscription gross margins over time. Although we plan to continue enhancing our solutions, we intend to lower our rate of investment in research and development as a percentage of revenue over time by deriving additional revenue from our existing platform of solutions rather than by adding entirely new categories of solutions. In addition, as personnel costs are one of the primary drivers of the increases in our operating expenses, we plan to reduce our historical rate of headcount growth over time.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total revenue	$57,763	$42,704
Growth	35%	39%
Subscription revenue	$55,856	$41,204
Growth	36%	45%
Adjusted subscription gross profit	$42,017	$30,994
% of subscription revenue	75%	75%
Billings	$66,354	$46,614
Growth	42%	33%
Adjusted EBITDA	$1,192	$(1,370)
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

The following table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Subscription revenue	$55,856	$41,204
Cost of subscription revenue	16,334	11,451
Subscription gross profit	39,522	29,753

Stock‑based compensation	1,115	412
Amortization of intangible assets	1,380	829
Adjusted subscription gross profit	$42,017	$30,994

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

The following table presents the reconciliation of total revenue to billings for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total revenue	$57,763	$42,704
Deferred revenue
Ending	171,966	127,893
Beginning	162,675	123,983
Net change	9,291	3,910
Less: deferred revenue contributed by acquisitions	(700)	—
Billings	$66,354	$46,614
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
The following table presents the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(21,673)	$(14,395)
Depreciation	2,757	1,842
Amortization of intangible assets	2,707	1,960
Interest expense, net	2,853	2,773
Provision for income taxes	162	144
EBITDA	(13,194)	(7,676)
Stock-based compensation expense	12,426	5,973
Acquisition-related expense	247	12
Litigation-related expense	533	122
Other expense, net	1,180	199
Adjusted EBITDA	$1,192	$(1,370)

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
We believe that the estimates, assumptions and judgments involved in revenue recognition, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessment of goodwill, intangible assets and other long-lived assets, loss contingency, and recognition and measurement of current and deferred income taxes have the greatest potential impact on our accompanying Condensed Consolidated Financial Statements, and consider these to be our critical accounting estimates. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2014 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.
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

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business. Our headcount has increased 26% from December 31, 2013 to December 31, 2014. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

(Provision for) Benefit from Income Taxes
The (provision for) benefit from income taxes is related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes, except a $0.8 million deferred tax benefit related to the release of U.S. valuation allowance as a result of the Nexgate acquisition in the fourth quarter of 2014 and the recognition of a $0.1 million deferred tax expense in the current period related to goodwill in excess of tax deductible goodwill for recent taxable transactions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended March 31,
	2015		2014
	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$55,856	97%	$41,204	96%
Hardware and services	1,907	3	1,500	4
Total revenue	57,763	100	42,704	100
Cost of revenue:
Subscription	16,334	28	11,451	27
Hardware and services	2,954	5	2,260	5
Total cost of revenue	19,288	33	13,711	32
Gross profit	38,475	67	28,993	68
Operating expense:
Research and development	15,708	27	11,948	28
Sales and marketing	32,912	57	22,818	53
General and administrative	7,333	13	5,506	13
Total operating expense	55,953	97	40,272	94
Operating loss	(17,478)	(30)	(11,279)	(26)
Interest expense, net	(2,853)	(5)	(2,773)	(7)
Other expense, net	(1,180)	(2)	(199)	—
Loss before provision for income taxes	(21,511)	(37)	(14,251)	(33)
Provision for income taxes	(162)	—	(144)	—
Net loss	$(21,673)	(37)%	$(14,395)	(33)%

Comparison of the three months ended March 31, 2015 and 2014:
Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Revenue
Subscription	$55,856	$41,204	36%
Hardware and services	1,907	1,500	27
Total revenue	$57,763	$42,704	35%
Subscription revenue for the three months ended March 31, 2015 increased $14.7 million, or 36%, as compared to the corresponding period last year. These increases were primarily due to an $11.5 million increase in subscription revenue contributed from the United States. To a lesser extent, for the same period, there was an increase of $3.2 million in revenue contributed from international locations. The revenue increases were due to improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions. Additionally, the revenue released from acquired deferred revenue related to the acquisitions were $1.3 million and $2.4 million in the three months ended March 31, 2015 and 2014, respectively.
Hardware and services revenue for the three months ended March 31, 2015 increased $0.4 million, or 27%, as compared to the three months ended March 31, 2014 primarily due to higher revenue from professional services.
Cost of Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Cost of revenue
Subscription	$16,334	$11,451	43%
Hardware and services	2,954	2,260	31
Total cost of revenue	$19,288	$13,711	41%
Cost of subscription revenue for the three months ended March 31, 2015 increased $4.9 million, or 43%, as compared to the corresponding period last year. Operations-related expenses increased $3.1 million as a result of higher headcount costs, ISP network services, expenses related to computer equipment, computer supplies and software, depreciation of fixed assets to support the revenue growth and amortization of intangible assets from our acquisitions. Customer-support related expenses increased $1.3 million driven by increased headcount costs and consulting services as a result of our growth in the period. The increase of $0.3 million in data center costs was due to the ongoing growth in usage by new and existing customers as we expanded operations in 2015.
Cost of hardware and service revenue for the three months ended March 31, 2015 increased $0.7 million, or 31%, as compared to the corresponding period last year. This increase was primarily due to headcount related professional services cost increases due to an increase in related revenue.

Operating Expenses

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Research and development	$15,708	$11,948	31%
Percent of total revenue	27%	28%
Research and development expense increased $3.8 million, or 31%, for the three months ended March 31, 2015 as compared to the corresponding period last year. This change was primarily due to increased personnel costs of $3.4 million, including an increase of $1.9 million in stock-based compensation expense, as a result of headcount increases, partially due to the acquisitions in 2014 and in 2015, as we continued our focus on enhancing and expanding our solutions and platforms. We also incurred increased corporate expenses of $0.3 million driven by higher allocated costs from facilities, human resources and IT-support functions.

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Sales and marketing	$32,912	$22,818	44%
Percent of total revenue	57%	53%
Sales and marketing expense increased $10.1 million, or 44%, for the three months ended March 31, 2015, as compared to the corresponding period last year. Headcount increase on a worldwide basis resulted in increased employee compensation-related expenses of $7.7 million which include increases in stock-based compensation expense of $2.8 million. Corporate and facility expenses increased $1.2 million primarily due to an increase in headcount. Lead generation and travel expense increased $0.7 million and $0.3 million, respectively, due to an increase in marketing and sales activities.

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
General and administrative	$7,333	$5,506	33%
Percent of total revenue	13%	13%
General and administrative expense increased $1.8 million, or 33%, for the three months ended March 31, 2015 as compared to the corresponding period last year. This change was primarily due to increases in personnel costs of $1.4 million from higher headcount. Litigation expense increased $0.4 million due to ongoing litigation with Finjan. Acquisition costs increased $0.2 million due to the Emerging Threats acquisition. The increase in expense was partially offset by $0.3 million decrease in outside service expense.

Total Interest Income (Expense), Net

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Total interest expense, net	$(2,853)	$(2,773)	(3%)
The change in interest expense, net, was insignificant for the three months ended March 31, 2015 as compared to the corresponding period last year.

Other Income (Expense), Net

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Other expense, net	$(1,180)	$(199)	(493%)
Total other expense, net increased $1.0 million for the three months ended March 31, 2015, as compared to the corresponding period last year, primarily due to greater fluctuations in foreign currency exchange rates during the three months ended March 31, 2015.

Provision for Income Taxes

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Provision for income taxes	$(162)	$(144)	13%
The change in provision for income taxes was insignificant for the three months ended March 31, 2015 as compared to the corresponding period last year.

Liquidity and Capital Resources
As of March 31, 2015, we had $170.0 million in cash and cash equivalents.

In December 2013, we issued principal amount of $201.3 million of 1.25% convertible senior notes (the "Notes") for net proceeds of $195.4 million after $5.8 million of discount and issuance costs. The Notes bear interest at 1.25% per year, and are payable in arrears every June 15 and December 15, beginning on June 15, 2014. They mature on December 15, 2018 and will be subject to redemption, conversion or repurchase based on certain terms and conditions prior to the maturity date, with the conversion rate subject to change depending on various factors. The Notes are initially convertible into 25.6271 shares of our stock per $1,000 principal amount of notes which equates to approximately 5.2 million shares of common stock, or a conversion price of $39.02 per share of common stock. The conversion rate at the time of redemption, conversion or repurchase will be dependent on certain factors noted in Note 6 "Convertible Senior Notes". We use the proceeds from the Notes for working capital and general corporate purposes, including the funding of future potential acquisitions.

We have also utilized equipment lines to fund capital purchases. We entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6.0 million. Interest on the advances is equal to the prime rate plus 0.50%. As of March 31, 2015, the interest rate on the outstanding advances was 4.50%. We had the ability to draw down on this equipment line through April 19, 2012 and each drawn amount was due 48 months after funding. Borrowings outstanding under the equipment loan at March 31, 2015 were $0.3 million. Equipment financed under this loan arrangement is collateralized by the respective assets underlying the loan. The terms of the loan restrict our ability to pay dividends. The loan includes a covenant that requires us to maintain cash and cash equivalents plus net accounts receivables of at least two times the amount of all outstanding indebtedness, excluding the impact from the Notes. As of March 31, 2015, we were in compliance with the financial covenant.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$11,887	$4,119
Net cash (used in) provided by investing activities	(21,686)	5,709
Net cash (used in) provided by financing activities	$(533)	$3,633
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
Net cash provided by operating activities in the three months ended March 31, 2015 was $11.9 million, as compared to $4.1 million provided in the three months ended March 31, 2014. The increase of $7.8 million was primarily due to:

•
An increase in amortization of intangible assets of $0.8 million due to the acquisitions made in 2014 and 2015, and an increase in depreciation of fixed assets of $0.9 million due the increase in capital expenditure;

•	Stock-based compensation expenses increased $6.5 million due to the increase in headcount and valuation of grants made;

•	An increase in deferred revenue change of $4.7 million due to higher billings;

•	An increase in accounts receivable change of $5.9 million due to an increase in accounts receivable collections;

•	The increase was offset by a net loss change of $(7.3) million and change in accrued liabilities of $(4.8) million due to the timing of compensation and other payments.
Net Cash Flows (Used in) Provided by Investing Activities
Our primary investing activities have consisted of the acquisition of Emerging Threats, the sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Net cash used in investing activities was $21.7 million in the three months ended March 31, 2015, as compared to $5.7 million provided by in the three months ended March 31, 2014. The decrease of $27.4 million was due to $28.1 million paid to acquire Emerging Threats, an increase in capital expenditure of $2.3 million for infrastructure expansion and daily operations. The decrease was offset a $3.0 million increase in proceeds from sale and maturities of short-term investments due to more investments sold.
Net Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.5 million in the three months ended March 31, 2015 as compared to $3.6 million provided in the three months ended March 31, 2014. Proceeds from issuance of common stock decreased $0.7 million, withholding taxes paid related to restricted stock net share settlement increased by $3.6 million. We paid $0.1 million of debt issuance costs in the first quarter of 2014.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities and certificates of deposit. As of March 31, 2015, we had cash, cash equivalents and short-term investments of $193.5 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2015, we had an outstanding balance of $201.3 million aggregate principal amount of the Notes, which has a fixed interest rate of 1.25%, and other outstanding borrowings with principal amounts of $0.3 million, which has a fixed interest rate of 4.5%. We carry these instruments at face value, less relative fair value of conversion option allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these instruments bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these instruments fluctuates as interest rate changes and, in the case of the Notes, when the market price of our common stock fluctuates.

Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the period of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $1.1 million and $0.4 million, respectively, for the three months ended March 31, 2015 and 2014. Transaction gains and losses are included in other expense, net.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13.5 million in damages, but provided no basis or facts in support of this sum. On April 2, 2015, the court ordered that the claims construction hearing be held in June 2015 and trial be set for March 2016, subject to alteration only upon a showing of good cause. On April 2, 2015, the court also ordered in part that Finjan amend its infringement contentions to comply with the Patent Local Rules by April 23, 2015.  On April 23, 2015, Finjan amended its infringement contentions.  Based on the early state of the infringement contentions and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact, if any, remains uncertain at this time. The Company and Armorize intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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
We have incurred net losses in every year since our inception, including net losses of approximately $21.7 million and $14.4 million, respectively, for the three months ended March 31, 2015 and 2014. As a result, we had an accumulated deficit of $295.9 million as of March 31, 2015. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. For example, on December 16, 2013, Finjan, Inc. sued the Company and Armorize in the United States District Court, Northern District, of California for alleged patent infringement. To the extent we gain greater visibility, we could face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third‑party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

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
We have experienced significant growth in recent periods. For example, we grew full-time employee headcount 26% from December 31, 2013 to December 31, 2014. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
We have, and may further, expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders and consume corporate resources that otherwise would be necessary to sustain and grow our business.
We have made multiple acquisitions in 2013 and 2014, and most recently in the quarter ended March 31, 2015, and our business strategy may, from time to time, continue to include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third‑party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of March 31, 2015, we had $163.8 million in goodwill and intangible assets, net of accumulated amortization, recorded on our accompanying Condensed Consolidated Balance Sheets. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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

As of March 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2018 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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
The trading price of our common stock has been volatile historically, and is likely to continue to be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our common stock, could also impact the price of our convertible notes. Factors affecting the market price of our securities include:

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 7, 2015.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)