Form 10-Q
period 2015-06-30
PROOFPOINT INC
filed 2015-08-06
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 24, 2015: 40,018,939 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$402,144	$180,337
Short-term investments	8,510	34,649
Accounts receivable, net of allowance for doubtful accounts of $177 and $429 as of June 30, 2015 and December 31, 2014, respectively	44,298	40,912
Inventory	435	499
Deferred product costs	1,881	1,847
Prepaid expenses and other current assets	8,175	7,994
Total current assets	465,443	266,238
Property and equipment, net	26,774	18,718
Deferred product costs	614	307
Goodwill	126,525	107,504
Intangible assets, net	33,962	27,086
Other assets	3,872	4,163
Total assets	$657,190	$424,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,977	$9,249
Accrued liabilities	24,573	24,220
Equipment loans and capital lease obligations	2	695
Deferred rent	486	569
Deferred revenue	142,087	123,550
Total current liabilities	180,125	158,283
Convertible senior notes	335,728	161,396
Long-term deferred rent	1,986	2,099
Other long-term liabilities	5,177	6,640
Long-term deferred revenue	41,854	39,125
Total liabilities	564,870	367,543
Commitments and contingencies (note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 39,897 and 38,665 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	413,212	330,744
Accumulated other comprehensive loss	(2)	(27)
Accumulated deficit	(320,894)	(274,248)
Total stockholders’ equity	92,320	56,473
Total liabilities and stockholders’ equity	$657,190	$424,016
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Subscription	$61,778	$45,047	$117,634	$86,251
Hardware and services	1,768	1,351	3,675	2,851
Total revenue	63,546	46,398	121,309	89,102
Cost of revenue:(1)(2)
Subscription	16,829	12,544	33,163	23,995
Hardware and services	2,995	2,717	5,949	4,977
Total cost of revenue	19,824	15,261	39,112	28,972
Gross profit	43,722	31,137	82,197	60,130
Operating expense:(1)(2)
Research and development	18,659	12,298	34,367	24,246
Sales and marketing	38,017	24,180	70,929	46,998
General and administrative	8,495	6,846	15,828	12,352
Total operating expense	65,171	43,324	121,124	83,596
Operating loss	(21,449)	(12,187)	(38,927)	(23,466)
Interest expense	(3,332)	(2,798)	(6,185)	(5,571)
Other income (expense), net	(80)	7	(1,260)	(192)
Loss before provision for income taxes	(24,861)	(14,978)	(46,372)	(29,229)
Provision for income taxes	(112)	(147)	(274)	(291)
Net loss	$(24,973)	$(15,125)	$(46,646)	$(29,520)
Net loss per share, basic and diluted	$(0.63)	$(0.41)	$(1.19)	$(0.80)
Weighted average shares outstanding, basic and diluted	39,567	37,115	39,264	36,842

(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$1,148	$511	$2,263	$923
Cost of hardware and services revenue	250	144	504	273
Research and development	5,762	2,450	9,700	4,484
Sales and marketing	5,157	2,408	10,026	4,505
General and administrative	2,918	1,815	5,168	3,116
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$1,589	$974	$2,969	$1,803
Research and development	23	24	46	47
Sales and marketing	1,304	1,100	2,597	2,197
General and administrative	1	11	12	22
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(24,973)	$(15,125)	$(46,646)	$(29,520)
Other comprehensive loss, net of tax:
Unrealized gains on short-term investments, net	5	—	25	—
Comprehensive loss	$(24,968)	$(15,125)	$(46,621)	$(29,520)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(46,646)	$(29,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,427	8,105
Loss on disposal of property and equipment	115	—
Amortization of investment premiums, net of accretion of purchase discounts	206	15
Provision for allowance for doubtful accounts	(252)	(5)
Stock‑based compensation	27,661	13,301
Deferred income taxes	144	(70)
Change in fair value of contingent earn-outs	—	5
Amortization of debt issuance costs and accretion of debt discount	4,962	4,316
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,014)	(47)
Inventory	64	(483)
Deferred products costs	(341)	(995)
Prepaid expenses	(782)	(1,461)
Other current assets	585	(765)
Long-term assets	109	(78)
Accounts payable	825	(462)
Accrued liabilities	(2,855)	(3,376)
Earn-out payment	—	(5)
Deferred rent	(221)	1,123
Deferred revenue	20,566	7,580
Net cash provided by (used in) operating activities	13,553	(2,822)
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	25,959	8,000
Purchase of property and equipment	(10,427)	(6,023)
Acquisitions of businesses, net of cash acquired	(31,624)	(22,754)
Net cash used in investing activities	(16,092)	(20,777)
Cash flows from financing activities
Proceeds from issuance of common stock	9,676	8,671
Withholding taxes related to restricted stock net share settlement	(8,427)	(752)
Payments of debt issuance costs	—	(191)
Repayments of notes payable and loans	(693)	(825)
Proceeds from issuance of convertible senior notes, net of discount	223,790	—
Earn-out payment	—	(245)
Net cash provided by financing activities	224,346	6,658
Net increase (decrease) in cash and cash equivalents	221,807	(16,941)
Cash and cash equivalents
Beginning of period	180,337	243,786
End of period	$402,144	$226,845

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$5,949	$3,154

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

The Company acquired one company in the six months ended June 30, 2015 and two companies in the year ended December 31, 2014. These acquisitions are more fully described in note 2, "Acquisitions". The consolidated financial statements include the results of operations from these business combinations from their date of acquisition.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for other interim periods or for future years.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of June 30, 2015.

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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through June 30, 2015, the Company has not experienced significant credit losses.

Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and six months ended June 30, 2015 and 2014.
Recent Accounting Policies

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires the Company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this ASU effective during the second quarter of 2015 and has applied it retrospectively to all prior periods presented. Consequently, other long-term assets and convertible senior notes liabilities as of December 31, 2014 included in the consolidated balance sheet herein were reduced by $234. There was no impact on the Company's results of operations or cash flows due to the adoption of this standard.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Originally, ASU 2014-09 was effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The Company is currently evaluating the timing and impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

During the six months period ended June 30, 2015 and for the year ended December 31, 2014, the Company acquired a total of 3 companies (collectively, the "Acquisitions") which are further described below.

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

The Company has provisionally estimated the fair values for the acquired tangible and identifiable intangible assets and liabilities assumed at the Emerging Threats Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired and liabilities assumed. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Emerging Threat Acquisition Date. Revenue from Emerging Threats was not material for the three and six months ended June 30, 2015, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

The total purchase price was $31,803, net of cash acquired of $52, of which $3,662 was paid in the second quarter of 2015. Of the cash consideration paid, $6,000 was held in escrow, to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $275 in acquisition-related costs which were recorded within operating expenses for the six months ended June 30, 2015.

Fair value of acquired assets and liabilities assumed

The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of tangible and intangible assets acquired, liabilities assumed and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets acquired	$1,284	N/A
Fixed assets acquired	174	N/A
Liabilities assumed	(448)	N/A
Deferred revenue assumed	(700)	N/A
Holdback liability to the sellers	(3,662)	N/A
Trade names	200	2
Customer relationships	4,200	7
Order Backlog	200	1
Developed technology	7,900	7
Goodwill	19,045	Indefinite
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
	$22,731

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2015 and 2014 of the Company, Emerging Threats, assuming that Emerging Threats was acquired as of January 1, 2014, and NetCitadel, assuming that NetCitadel was acquired as of January 1, 2013. Adjustments were made to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisition and acquisition-related transaction costs. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and acquired businesses. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$63,335	$47,274	$121,104	$90,719
Net loss	(24,923)	(16,304)	(48,116)	(32,150)
Basic and diluted net loss per share	$(0.63)	$(0.44)	$(1.23)	$(0.87)

The unaudited pro forma financial information includes non-recurring acquisition-related transaction costs of $275 for the six months ended June 30, 2014.

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2014	$107,504
Add: Goodwill from acquisitions	19,395
Less: Other purchase price allocation adjustments to Goodwill	(374)
Balance at June 30, 2015	$126,525
The goodwill balance as of June 30, 2015 was the result of the Company's acquisitions.
Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$46,068	$(24,508)	$21,560	$38,168	$(21,538)	$16,630
Customer relationships	20,582	(10,192)	10,390	16,382	(7,893)	8,489
Non-compete agreements	804	(594)	210	804	(462)	342
Trade names and patents	1,006	(374)	632	806	(264)	542
Order backlog	400	(130)	270	200	(17)	183
In-process research and development	900	—	900	900	—	900
	$69,760	$(35,798)	$33,962	$57,260	$(30,174)	$27,086
Amortization of intangible assets expense was $2,917 and $2,109 for the three months ended June 30, 2015 and 2014, respectively, and $5,624 and $4,069 for the six months ended June 30, 2015 and 2014, respectively.
Future estimated amortization of intangible assets expense as of June 30, 2015 are presented below:

Year ending December 31,
2015, remainder	$5,637
2016	9,288
2017	5,944
2018	5,348
2019	3,095
Thereafter	4,650
$33,962

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2015 and December 31, 2014 and the classification by level of input within the fair value hierarchy:

	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$386,872	$386,872	$—	$—
Short-term investments:
Corporate debt securities	8,510	—	8,510	—
Total financial assets	$395,382	$386,872	$8,510	$—

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$139,644	$139,644	$—	$—
Short-term investments:
Corporate debt securities	31,651	—	31,651	—
Commercial papers	2,998	—	2,998	—
Total financial assets	$174,293	$139,644	$34,649	$—

Based on quoted market prices as of June 30, 2015, the fair values of the 0.75% and 1.25% Convertible Senior Notes were approximately $340,694 and $248,812, respectively, determined using Level 2 inputs as they are not actively traded in markets.

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
Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$15,272	$—	$—	$15,272
Money market funds	386,872	—	—	386,872
Total	$402,144	$—	$—	$402,144

Short-term investments:
Corporate debt securities	$8,512	$—	$(2)	$8,510
Total	$8,512	$—	$(2)	$8,510

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$40,693	$—	$—	$40,693
Money market funds	139,644	—	—	139,644
Total	$180,337	$—	$—	$180,337

Short-term investments:
Corporate debt securities	$31,678	$—	$(27)	$31,651
Certificate of deposit	2,998	—	—	2,998
Total	$34,676	$—	$(27)	$34,649
As of June 30, 2015 and December 31, 2014, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
5. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through May 2025.

Premises rent expense was $951 and $860 for the three months ended June 30, 2015 and 2014, respectively, and $1,818 and $1,398 for the six months ended June 30, 2015 and 2014, respectively.

Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5% and are secured by fixed assets used in the Company's office locations.
At June 30, 2015, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2015, remainder	$2	$4,032
2016	—	7,343
2017	—	3,915
2018	—	3,816
2019	—	3,643
Thereafter	—	1,291
Total minimum lease payments	2	$24,040
Less: Amount representing interest	—
Present value of capital lease obligations	2
Less: current portion	(2)
Long-term portion of capital lease obligations	$—

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provided no basis or facts in support of this sum. On April 2, 2015, the court ordered that the claims construction hearing be held in June 2015 and trial be set for March 2016, subject to alteration only upon a showing of good cause. On April 2, 2015, the court ordered that the claims construction hearing be held in June 2015 and trial be set for March 2016, subject to later adjustment or delay. On April 2, 2015, the court also ordered in part that Finjan amend its infringement contentions to comply with the Patent Local Rules by April 23, 2015. On April 23, 2015, Finjan amended its infringement contentions.  On June 24, 2015, the court held the claims construction hearing in this matter and the court’s ruling is now pending. Based on the state of the infringement contentions and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial statement impact, if any, remains uncertain at this time. The Company and Armorize intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

6. Convertible Senior Notes

0.75% Convertible Senior Notes due June 2020

On June 17, 2015, the Company issued $200,000 principal amount of 0.75% Convertible Senior Notes (the "0.75% Notes") due 2020 in a private offering to qualified institutional buyers ("Holders") pursuant to Rule 144A under the Securities Act of 1944 (the "Exchange Act"), as amended. The initial Holders of the 0.75% Notes also had an option to purchase an additional $30,000 in principal amount which was exercised in full. The net proceeds after the agent's discount and issuance costs of $6,581 from the 0.75% Notes offering were approximately $223,419. The Company will use the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 0.75% Notes bear interest at 0.75% per year, payable semi-annually in arrears every June 15 and December 15, beginning on December 15, 2015.

The 0.75% Notes are unsecured and rank senior in right of payment to any indebtedness expressly subordinated in right of payment to the 0.75% Notes. They rank equally with the Company's other existing and future unsecured indebtedness that is not subordinated and are structurally subordinated to any current or future secured indebtedness to the extent of the value of the assets securing the indebtedness and other liabilities of the Company's subsidiaries.

The initial conversion rate is 12.3108 shares of the Company’s common stock per $1 principal amount of notes which equates to 2,831 shares of common stock, or a conversion price equivalent of $81.23 per share of common stock. Throughout the term of the 0.75% Notes, the conversion rate may be adjusted upon the occurrence of certain events, such as the payment of cash dividends or issuance of stock warrants. The 0.75% Notes mature on June 15, 2020, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

At the Company's option, on or after June 20, 2018, the Company will be able to redeem all or a portion of the 0.75% Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions. The Company may redeem the 0.75% Notes in shares of the Company’s common stock, cash, or some combination of each.

Prior to December 15, 2019, the 0.75% Notes will be convertible at the option of the Holders only upon the satisfaction of certain conditions and during certain periods if any of the following events occur:

•
during the calendar quarter commencing after September 30, 2015, if the last reported sale price of the Company's common stock is greater than or equal to 130% of the applicable conversion price on each such trading day for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•
during the 5 business day period after any 5 consecutive trading day period in which the trading price, as defined, per $1 principal amount of the 0.75% Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day;

•	upon a notice of redemption by the Company; or

•	upon the occurrence of specified corporate transactions.

Subsequent to December 15, 2019, Holders may convert their 0.75% Notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the 0.75% Notes also have the right to require the Company to repurchase all or a portion of the 0.75% Notes at 100% of the principal amount, plus accrued and unpaid special interest, if any, upon the occurrence of certain fundamental changes to the Company.

In accordance with the authoritative accounting guidance, the Company allocated the total amount of the 0.75% Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 6.5% based on the a blended rate between the yield rate for a Moody's B1 rating and the average debt rate for comparable convertible transactions from similar companies. The difference between the 0.75% Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as an increase to additional paid in capital and as a debt discount on the issuance date. The equity component is being accreted using the effective interest rate method over the period from the issuance date through June 15, 2020 as a non-cash charge to interest expense. The amount recorded to additional paid in capital is not remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the 0.75% Notes, the Company recorded $174,359 as debt and $55,641 as additional paid in capital within stockholders' equity.

Additionally, the debt discount and issuance costs were bifurcated into debt issuance costs (attributable to the liability component) and equity issuance costs (attributable to the equity component) based on their relative fair values. The equity issuance costs of $1,592 were recorded as a decrease to additional paid-in capital at the issuance date.

1.25% Convertible Senior Notes due December 2018

On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the "1.25% Notes," and together with the 0.75% Notes, the “Notes”) due 2018 in a private offering to qualified institutional buyers ("Holders") pursuant to Rule 144A under the Exchange Act. The initial Holders of the 1.25% Notes also had an option to purchase an additional $26,250 in principal amount which was exercised in full. The net proceeds after the agent's discount and issuance costs of $5,803 from the 1.25% Notes offering were approximately $195,446. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 1.25% Notes bear interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.

The 1.25% Notes are unsecured and rank senior in right of payment to any indebtedness expressly subordinated in right of payment to the 1.25% Notes. They rank equally with the Company's other existing and future unsecured indebtedness that is not subordinated and are structurally subordinated to any current or future secured indebtedness to the extent of the value of the assets securing the indebtedness and other liabilities of the Company's subsidiaries.

The initial conversion rate is 25.6271 shares of the Company’s common stock per $1 principal amount of notes which equates to 5,158 shares of common stock, or a conversion price equivalent of $39.02 per share of common stock. Throughout the term of the 1.25% Notes, the conversion rate may be adjusted upon the occurrence of certain events, such as the payment of cash dividends or issuance of stock warrants. The 1.25% Notes mature on December 15, 2018, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

At the Company's option, on or after December 20, 2016, the Company will be able to redeem all or a portion of the 1.25% Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions. The Company may redeem the 1.25% Notes in shares of the Company’s common stock, cash, or some combination of each.

Prior to June 15, 2018, the 1.25% Notes will be convertible at the option of the Holders only upon the satisfaction of certain conditions and during certain periods if any of the following events occur:

•
during the calendar quarter commencing after March 31, 2014, if the last reported sale price of the Company's common stock is greater than or equal to 130% of the applicable conversion price on each such trading day for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•
during the 5 business day period after any 5 consecutive trading day period in which the trading price, as defined, per $1 principal amount of the 1.25% Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day;

•	upon a notice of redemption by the Company; or

•	upon the occurrence of specified corporate transactions.

Subsequent to June 15, 2018, Holders may convert their 1.25% Notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the 1.25% Notes also have the right to require the Company to repurchase all or a portion of the 1.25% Notes at 100% of the principal amount, plus accrued and unpaid special interest, if any, upon the occurrence of certain fundamental changes to the Company.

In accordance with the authoritative accounting guidance, the Company allocated the total amount of the 1.25% Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 6.5% based on the a blended rate between the yield rate for a Moody's B1-rating and the average debt rate for comparable convertible transactions from similar companies. The difference between the 1.25% Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as an increase to additional paid in capital and as a debt discount on the issuance date. The equity component is being accreted using the effective interest rate method over the period from the issuance date through December 15, 2018 as a non-cash charge to interest expense. The amount recorded to additional paid in capital is not remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the 1.25% Notes, the Company recorded $156,672 as debt and $44,578 as additional paid in capital within stockholders' equity.

Additionally, the discount and issuance costs were bifurcated into debt issuance costs (attributable to the liability component) and equity issuance costs (attributable to the equity component) based on their relative fair values. The equity issuance costs of $1,285 were recorded as a decrease to additional paid-in capital at the issuance date.

The following table presents the carrying values of all Convertible Notes as of June 30, 2015:

	0.75% Notes	1.25% Notes	TOTAL
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(60,231)	(35,291)	(95,522)
Net carrying amount	$169,769	$165,959	$335,728

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded in the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $2,877 issuance costs.

For the three and six months ended June 30, 2015 and 2014, the Company incurred the following interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense related to contractual interest coupon	$691	624	$1,320	1,253
Amortization of debt discount and issuance costs	2,696	2,173	4,962	4,316
	$3,387	$2,797	$6,282	$5,569

7. Debt
Equipment Financing Loans
The Company entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances was equal to prime rate plus 0.5%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount was due 48 months after funding. The outstanding balance of equipment financing loans was fully repaid in the second quarter of 2015.
Interest expense was $1 and $23, respectively, for the three months ended June 30, 2015 and 2014, and $5 and $51, respectively, for the six months ended June 30, 2015 and 2014.
8. Common Stock

As of June 30, 2015, the Company is authorized to issue two classes of stock totaling 205,000 shares, of which 5,000 are designated as preferred stock and 200,000 are designated common stock, each with a par value of $0.0001 per share.
Number of shares of common stock reserved for future issuance was as follows:

	As of June 30,	As of December 31,
	2015	2014
Shares available for future grant under the stock plans	5,560	4,330
Options outstanding under stock plans	4,620	5,288
Shares available for future issuance under ESPP	1,226	926
Common stock issuable settlement of outstanding restricted stock units	3,160	2,934
Common stock issuable upon conversion of the convertible senior notes	7,989	5,158
Total shares reserved	22,555	18,636
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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of June 30, 2015, 5,560 shares were available for future grant. Restricted stock awards generally vest over a four-year period. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
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

The weighted average fair value of stock options granted to employees was $28.23 and $19.51 during the three months ended June 30, 2015 and 2014, respectively, and $27.81 and $19.88 during the six months ended June 30, 2015 and 2014, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life (in years)	5.31 - 6.08	5.31 - 6.08	5.31 - 6.08	5.31 - 6.08
Volatility	50%	54% - 58%	50% - 52%	54% - 58%
Risk-free interest rate	1.7%	1.8% - 1.9%	1.6% - 1.7%	1.8% - 1.9%
Dividend yield	—%	—%	—%	—%

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

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2014	5,288	$11.06	6.31	$196,608
Options granted	259	56.68
Options exercised	(843)	7.73
Options forfeited and canceled	(84)	19.36
Balance at June 30, 2015	4,620	$14.08	6.11	$229,116

The total intrinsic value of options exercised was $40,237 and $32,192 for the six months ended June 30, 2015 and 2014, respectively. Total cash proceeds from such option exercises were $6,520 and $6,465 for the six months ended June 30, 2015 and 2014, respectively.

The fair value of option grants that vested was $5,896 and $5,870 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the Company had unamortized stock-based compensation expense of $16,654 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.14 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2014	2,934	$37.45
Awards granted	801	57.37
Awards vested	(459)	35.64
Awards forfeited	(116)	34.82
Awarded and unvested at June 30, 2015	3,160	$42.87

As of June 30, 2015, there was $82,846 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.27 years.

The Company granted 172 and 17 PSUs in the six months ended June 30, 2015 and 2014, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $4,046 as of June 30, 2015, net of estimated forfeitures.
Stock Bonus and Other Liability Awards
The total accrued liability for the stock bonus awards was $1,459 and $1,771 as of June 30, 2015 and December 31, 2014, respectively. 27 and 22 shares of common stock earned under the stock bonus program were issued during the six months ended June 30, 2015 and 2014, respectively. Stock based compensation expense related to stock bonus program were $1,459 and $988 for the six months ended June 30, 2015 and 2014, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest over three years period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. The Company recognized $729 of stock-based compensation expense related to these liability awards in the six months ended June 30, 2015.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2015, there were 1,226 shares of the Company's common stock available for future issuance under the ESPP.
As of June 30, 2015, the Company expects to recognize $882 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.38 years.
Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with the total fair value of $2,357 and two-year cliff vesting in 2016. The Company recognized $589 of stock based compensation expense in the six months ended June 30, 2015, and as of June 30, 2015, there was $1,572 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2015	2014
Stock options to purchase common stock	4,620	6,482
Restricted stock units	3,160	2,236
Employee stock purchase plan	78	106
Common stock subject to repurchase	54	—
Bonus and other liability awards	158	—
1.25% Convertible senior notes	5,158	5,158
0.75% Convertible senior notes	2,831	—
Total	16,059	13,982

11. Segment Reporting
Operating segments are reported in a manner consistent with the internal reporting supported and defined by the components of an enterprise about which separate financial information is available, provided and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis. We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we have determined that we have one operating and reportable segment.
The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue by solution:
Privacy, Protection and Security	$50,431	$35,549	$95,802	$68,152
Archiving and Governance	13,115	10,849	25,507	20,950
Total revenue	$63,546	$46,398	$121,309	$89,102

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue:
United States	$52,701	$38,012	$99,755	$73,229
Rest of world	10,845	8,386	21,554	15,873
Total revenue	$63,546	$46,398	$121,309	$89,102

Long-lived assets by geographic area are presented below:

	As of June 30,	As of December 31,
	2015	2014
Long-lived assets:
United States	$23,314	$15,974
Rest of world	3,460	2,744
Total long‑lived assets	$26,774	$18,718

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

Income tax expense for the three and six months ended June 30, 2015 was $112 and $274 on pre-tax losses of $24,861 and $46,372, respectively. The Company recognized income tax expense of $147 and $291 for the three and six months ended June 30, 2014 on pre-tax losses of $14,978 and $29,229, respectively. The income tax rate for the three and six months ended June 30, 2015 and 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and gains do not result in the recognition of corresponding income tax benefits and expenses.

The Company's effective tax rate for the six months ended June 30, 2015 decreased to negative 0.6% from negative 1.0% for the same prior year period.

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

As of June 30, 2015, the Company's gross uncertain tax benefits totaled $4,268, excluding related accrued interest and penalties of $234. As of June 30, 2015, $1,306 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the six months ended June 30, 2015, the Company's gross uncertain tax benefits increased $42. The increase is comprised of $79 increase for tax positions taken in the current period offset by an $18 increase for tax positions taken in prior periods and a $55 decrease related to statute of limitation expirations.

The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities.

13. Subsequent events
In July 2015, the Company acquired certain assets of Marble Security, Inc. (“Marble”) for a purchase price of $8,500. The Marble mobile security technology proactively removes malicious mobile applications by leveraging its tight integration with the leading enterprise mobility management (EMM) platforms, including MobileIron and AirWatch by VMware. The acquisition extends the Company’s proven threat intelligence and advanced threat protection for email and social media security into the realm of mobile devices. Management is currently in the process of valuing the assets acquired and liabilities assumed associated with this asset purchase.

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
Overview
Proofpoint is a leading security-as-a-service ("SaaS") provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our SaaS platform is comprised of an integrated suite of on-demand data protection solutions, including threat management and incident response, regulatory compliance, archiving, data governance and eDiscovery, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies, including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments, to address today’s rapidly changing threat landscape.

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

Our platform and its associated solutions are sold to customers on a subscription basis and can be deployed through our unique cloud-based architecture that leverages both our global data centers as well as optional points-of-presence behind our customers’ firewalls. Our flexible deployment model enables us to deliver superior security and compliance while maintaining the favorable economics afforded by cloud computing, creating a competitive advantage for us over legacy on-premise and cloud-only offerings.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 29% for the three months ended June 30, 2015 as compared to the prior year period. As of June 30, 2015, we had approximately 3,400 customers around the world, including 56 of the Fortune 100. In terms of customer concentration, one partner accounted for 11% of our total revenue for the three months ended June 30, 2015 and for 12% of our total revenue for the three months ended June 30, 2014, although the partner sold to a number of end-user customers, none which accounted for more than 10% of our total revenue. Other than the aforementioned partner above, there were no other single partners or customers that accounted for more than 10% of our total revenue in the three months ended June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total revenue	$63,546	$46,398	$121,309	$89,102
Growth	37%	46%	36%	42%
Subscription revenue	$61,778	$45,047	$117,634	$86,251
Growth	37%	46%	36%	46%
Adjusted subscription gross profit	$47,686	$33,988	$89,703	$64,982
% of subscription revenue	77%	75%	76%	75%
Billings	$75,521	$50,068	$141,875	$96,682
Growth	51%	43%	47%	38%
Adjusted EBITDA	$458	$120	$1,650	$(1,250)
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

The following table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Subscription revenue	$61,778	$45,047	$117,634	$86,251
Cost of subscription revenue	16,829	12,544	33,163	23,995
Subscription gross profit	44,949	32,503	84,471	62,256

Stock‑based compensation	1,148	511	2,263	923
Amortization of intangible assets	1,589	974	2,969	1,803
Adjusted subscription gross profit	$47,686	$33,988	$89,703	$64,982
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

The following table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total revenue	$63,546	$46,398	$121,309	$89,102
Deferred revenue
Ending	183,941	131,563	183,941	131,563
Beginning	171,966	127,893	162,675	123,983
Net change	11,975	3,670	21,266	7,580
Less: deferred revenue contributed by acquisitions	—	—	(700)	—
Billings	$75,521	$50,068	$141,875	$96,682

Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest (income) expense, net, provision for (benefit from) income taxes, stock‑based compensation, acquisition- and litigation-related expenses, other (income) expense, net. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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
The following table presents the reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(24,973)	$(15,125)	$(46,646)	$(29,520)
Depreciation	3,046	2,194	5,803	4,036
Amortization of intangible assets	2,917	2,109	5,624	4,069
Interest expense	3,332	2,798	6,185	5,571
Provision for income taxes	112	147	274	291
EBITDA	(15,566)	(7,877)	(28,760)	(15,553)
Stock-based compensation expense	15,235	7,328	27,661	13,301
Acquisition-related expense	114	346	361	358
Litigation-related expense	595	330	1,128	452
Other expense (income), net	80	(7)	1,260	192
Adjusted EBITDA	$458	$120	$1,650	$(1,250)

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

(Provision for) Benefit from Income Taxes
The (provision for) benefit from income taxes is related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes, except a $0.8 million deferred tax benefit related to the release of U.S. valuation allowance as a result of the Nexgate acquisition in the fourth quarter of 2014 and the recognition of a $0.1 million deferred tax expense in the six months ended June 30, 2015 related to goodwill in excess of tax deductible goodwill for recent taxable transactions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$61,778	97%	$45,047	97%	$117,634	97%	$86,251	97%
Hardware and services	1,768	3	1,351	3	3,675	3	2,851	3
Total revenue	63,546	100	46,398	100	121,309	100	89,102	100
Cost of revenue:
Subscription	16,829	26	12,544	27	33,163	27	23,995	27
Hardware and services	2,995	5	2,717	6	5,949	5	4,977	6
Total cost of revenue	19,824	31	15,261	33	39,112	32	28,972	33
Gross profit	43,722	69	31,137	67	82,197	68	60,130	67
Operating expense:
Research and development	18,659	30	12,298	27	34,367	28	24,246	27
Sales and marketing	38,017	60	24,180	52	70,929	58	46,998	53
General and administrative	8,495	13	6,846	15	15,828	13	12,352	14
Total operating expense	65,171	103	43,324	94	121,124	99	83,596	94
Operating loss	(21,449)	(34)	(12,187)	(27)	(38,927)	(31)	(23,466)	(27)
Interest expense	(3,332)	(5)	(2,798)	(6)	(6,185)	(5)	(5,571)	(6)
Other income (expense), net	(80)	—	7	—	(1,260)	(1)	(192)	—
Loss before provision for income taxes	(24,861)	(39)	(14,978)	(33)	(46,372)	(37)	(29,229)	(33)
Provision for income taxes	(112)	—	(147)	—	(274)	(1)	(291)	—
Net loss	$(24,973)	(39)%	$(15,125)	(33)%	$(46,646)	(38)%	$(29,520)	(33)%

Comparison of the three and six months ended June 30, 2015 and 2014:
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$61,778	$45,047	37%	$117,634	$86,251	36%
Hardware and services	1,768	1,351	31	3,675	2,851	29
Total revenue	$63,546	$46,398	37%	$121,309	$89,102	36%
Subscription revenue for the three and six months ended June 30, 2015 increased $16.7 million, or 37%, and $31.4 million, or 36%, as compared to the corresponding periods last year. These increases were primarily due to a $14.5 million and $26.0 million increase in subscription revenue contributed from the United States, respectively. To a lesser extent, for the same periods, there were increases of $2.2 million and $5.4 million in revenue contributed from international locations, respectively. The businesses acquired contributed to the increases of $1.4 million and $2.1 million for the three and six months periods ended June 30, 2015, respectively. The remaining increases were due to improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions.
Hardware and services revenue for the three and six months ended June 30, 2015 increased $0.4 million, or 31%, and $0.8 million, or 29%, as compared to the corresponding periods last year primarily due to higher revenue from professional services due to increased demand.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$16,829	$12,544	34%	$33,163	$23,995	38%
Hardware and services	2,995	2,717	10	5,949	4,977	20
Total cost of revenue	$19,824	$15,261	30%	$39,112	$28,972	35%
Cost of subscription revenue for the three and six months ended June 30, 2015 increased $4.3 million, or 34%, and $9.2 million, or 38%, respectively, as compared to the corresponding periods last year. The increase was primarily due to an increase in operations-related expense of $2.9 million and $6.0 million, respectively, as a result of increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Additionally, support-related expenses increased $1.2 million and $2.5 million, respectively, primarily due to higher headcount and consulting costs. Data center costs increased $0.3 million and $0.6 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for the three and six months ended June 30, 2015 increased $0.3 million, or 10%, and $1.0 million, or 20%, respectively, as compared to the corresponding periods last year, primarily due to an increase in professional service costs as our headcount increased.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Research and development	$18,659	$12,298	52%	$34,367	$24,246	42%
Percent of total revenue	29%	27%		28%	27%
Research and development expenses increased $6.4 million, or 52%, and $10.1 million, or 42%, for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods last year. The increases were primarily due to personnel-related cost increases of $5.5 million and $8.9 million for the three and six months periods ended June 30, 2015, respectively, from higher headcount. Additionally, corporate expense increased $0.4 million and $0.7 million, respectively, primarily due to expanded operations. Consulting costs increased $0.3 million and $0.4 million, respectively, due to our growth in both periods.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$38,017	$24,180	57%	$70,929	$46,998	51%
Percent of total revenue	60%	52%		58%	53%
Sales and marketing expenses increased $13.8 million, or 57%, and $23.9 million, or 51%, for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $11.1 million and $18.8 million, respectively, which include increases in stock-based compensation expense of $2.7 million and $5.5 million, respectively. Corporate and facilities expenses increased $1.1 million and $2.4 million, respectively, due to higher headcount. Additionally, marketing expenses related to lead generation, trade shows, advertising and other initiatives increased $1.3 million and $2.1 million, respectively. Travel expenses increased $0.5 million for the six months ended June 30, 2015 as compared to the same period last year.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
General and administrative	$8,495	$6,846	24%	$15,828	$12,352	28%
Percent of total revenue	13%	15%		13%	14%
General and administrative expenses increased $1.6 million, or 24%, and $3.5 million, or 28%, for the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods last year. The increases were primarily due to increases in personnel costs of $1.4 million and $2.8 million, respectively, from higher headcount. Litigation expense increased $0.3 million and $0.7 million, respectively, due to ongoing litigation with Finjan.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Interest expense	$(3,332)	$(2,798)	(19%)	$(6,185)	$(5,571)	(11)%
The change in interest expense in both comparable periods was primarily due to $0.4 million accretion expense addition in the second quarter of 2015 due to the issuance of the 0.75% Notes in June 2015 (see note 6 to our Condensed Consolidated Financial Statements).

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$(80)	$7	1243%	$(1,260)	$(192)	(556)%

The change in other expense, net was insignificant for the three months ended June 30, 2015, as compared to the same period in 2014. Other expense, net increased $1.1 million for the six months ended June 30, 2015, as compared to the corresponding period last year, primarily due to fluctuations in foreign currency exchange rates during the three months ended March 31, 2015.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$(112)	$(147)	(24)%	$(274)	$(291)	(6)%
The changes in provision for income taxes were insignificant for the three and six months ended June 30, 2015 as compared to the corresponding periods last year.

Liquidity and Capital Resources
As of June 30, 2015, we had $402.1 million in cash and cash equivalents and $8.5 million in short-term investments, for a total of $410.7 million. Also refer to note 6 "Convertible Senior Notes" to the condensed consolidated financial statements for discussion of the Notes.

As of June 30, 2015, we had approximately $8.8 million of cash and cash equivalents at our foreign subsidiaries. We estimated that no material U.S. income taxes would have to be provided if all of the undistributed earnings of the foreign subsidiaries were repatriated back to the United States as substantially all earning from its foreign subsidiaries are previously taxed income.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$13,553	$(2,822)
Net cash used in investing activities	(16,092)	(20,777)
Net cash provided by financing activities	$224,346	$6,658
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
Net cash provided by operating activities in the six months ended June 30, 2015 was $13.6 million, as compared to $2.8 million used in the six months ended June 30, 2014. The increase of $16.4 million was primarily due to:

•
An increase in amortization of intangible assets of $1.6 million due to the acquisitions made in 2014 and 2015, and an increase in depreciation of fixed assets of $1.8 million due the increase in capital expenditure;

•	Stock-based compensation expenses increased $14.4 million due to the increase in headcount and valuation of grants made;

•	An increase in deferred revenue change of $13.0 million due to higher billings;

•	An increase in accounts payable change of $1.3 million due to the timing of payments;

•	The increase was offset by a net loss change of $17.1 million and change in accounts receivable of $2.0 million due to increase in billings and timing of collections.
Net Cash Flows Used in Investing Activities
Our primary investing activities have consisted of the acquisitions of businesses, the sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Net cash used in investing activities was $16.1 million in the six months ended June 30, 2015, as compared to $20.8 million used in the six months ended June 30, 2014. The decrease of $4.7 million was due to an $18.0 million increase in proceeds from sale and maturities of short-term investments due to more investments sold or matured. The decrease was offset by $8.9 million paid to acquire businesses, and an increase in capital expenditure of $4.4 million for infrastructure expansion and daily operations.
Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $224.3 million in the six months ended June 30, 2015 as compared to $6.7 million provided in the six months ended June 30, 2014. The increase of $217.7 million is primarily due to proceeds of $223.8 million from the issuance of the 0.75% Notes in June 2015 (see note 6 to our Condensed Consolidated Financial Statements), and proceeds from issuance of common stock increased $1.0 million. The increase was partially offset by withholding taxes paid related to restricted stock net share settlement increase of $7.7 million.

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
Contractual Obligations and Commitments

Our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 have changed due to the issuance of the 0.75% Notes and repayment of all outstanding amounts under the equipment financing loans.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities and certificates of deposit. As of June 30, 2015, we had cash, cash equivalents and short-term investments of $410.7 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2015, we had an outstanding balance of $431.3 million aggregate principal amount of the Notes (see note 6 of our Condensed Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the period of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $1.1 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. Transaction gains and losses are included in other expense, net.
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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provided no basis or facts in support of this sum. On April 2, 2015, the court ordered that the claims construction hearing be held in June 2015 and trial be set for March 2016, subject to later adjustment or delay. On April 2, 2015, the court also ordered in part that Finjan amend its infringement contentions to comply with the Patent Local Rules by April 23, 2015. On April 23, 2015, Finjan amended its infringement contentions. On June 24, 2015, the court held the claims construction hearing in this matter and the court’s ruling is now pending. Based on the state of the infringement contentions and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial statement impact, if any, remains uncertain at this time. The Company and Armorize intend to vigorously defend the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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
We have incurred net losses in every year since our inception, and had net losses of approximately $46.6 million and $29.5 million for the six months ended June, 2015 and 2014, respectively. As a result, we had an accumulated deficit of $320.9 million as of June 30, 2015. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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

We may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our common stock and notes could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price for our common stock and notes could decline. Additionally, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or may not be achieved. Further, our stock price may be affected by financial media, including press reports and blogs.

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

We also face competition from large technology companies, such as Cisco, Google Inc., Hewlett‑Packard Company, Intel and Microsoft. These companies are increasingly developing and incorporating into their products data protection and storage software that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies that specialize in particular segments of the markets in which we compete.

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
Some of our products are subject to U.S. export controls, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international sales and adversely affect our revenue.
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
We have made multiple acquisitions in 2013 and 2014, and most recently in July 2015, and our business strategy may, from time to time, continue to include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third‑party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of June 30, 2015, we had $160.5 million in goodwill and intangible assets, net of accumulated amortization, recorded on our accompanying Condensed Consolidated Balance Sheets. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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

Sales to U.S. and foreign federal, state and local governmental agency customers have accounted for a portion of our revenue in past periods, and we may in the future increase sales to government entities. Sales into government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. We have invested in the creation of a cloud offering that has been certified under both the Federal Information Security Management Act and the Federal Risk and Authorization Management Program for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the distributor receives a significant portion of its revenue from sales to such governmental entity, the financial health of the distributor could be substantially harmed, which could negatively affect our future sales to such distributor. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way.

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

As of June 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2018 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

In December 2013, we completed an offering of $201.3 million aggregate principal amount of 1.25% convertible senior notes due 2018 and in June 2015, we completed an offering of $230.0 million aggregate principal amount of 0.75% convertible senior notes due 2020 (collectively - the "Notes"). As a result of these convertible notes offerings, we incurred $431.3 million principal amount of indebtednesses, the principal amounts of which we may be required to pay at maturity in 2018 and 2020, or, upon the occurrence of a make-whole fundamental changes (as defined in the indentures). There can be no assurance that we will be able to repay these indebtednesses when due, or that we will be able to refinance these indebtednesses on acceptable terms or at all. In addition, these indebtednesses could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtednesses, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

Conversion of our Notes may affect the price of our common stock and the value of the Notes.

The conversion of some or all of our Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the Notes will be able to convert them only upon the satisfaction of certain conditions prior to June 15, 2018 and December 15, 2019. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock and the value of the Notes.
Anti-takeover provisions contained in our certificate of incorporation, bylaws and debt documents, as well as provisions of Delaware law, could impair a takeover attempt.
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
Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the notes.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock units and restricted stock pursuant to our employee benefit plans, for purchase by employees under our employee stock purchase plan, and upon conversion of the notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

4.01	Indenture dated June 17, 2015 between the Company and Wells Fargo (including the form of 0.75% Convertible Promissory Notes due 2020)	8-K	15937502	6/17/2015	4.1
31.01	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 6, 2015.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)