Form 10-Q
period 2015-09-30
PROOFPOINT INC
filed 2015-10-29
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of October 16, 2015: 40,386,695 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$368,171	$180,337
Short-term investments	48,199	34,649
Accounts receivable, net of allowance for doubtful accounts of $172 and $429 as of September 30, 2015 and December 31, 2014, respectively	38,397	40,912
Inventory	838	499
Deferred product costs	2,324	1,847
Prepaid expenses and other current assets	9,055	7,994
Total current assets	466,984	266,238
Property and equipment, net	30,355	18,718
Deferred product costs	308	307
Goodwill	127,701	107,504
Intangible assets, net	38,052	27,086
Other assets	3,912	4,163
Total assets	$667,312	$424,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,405	$9,249
Accrued liabilities	33,540	24,220
Equipment loans and capital lease obligations	28	695
Deferred rent	461	569
Deferred revenue	160,897	123,550
Total current liabilities	204,331	158,283
Convertible senior notes	340,677	161,396
Long-term capital lease obligations	124	—
Long-term deferred rent	1,904	2,099
Other long-term liabilities	5,131	6,640
Long-term deferred revenue	38,859	39,125
Total liabilities	591,026	367,543
Commitments and contingencies (note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 40,322 and 38,665 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	425,616	330,744
Accumulated other comprehensive loss	(7)	(27)
Accumulated deficit	(349,327)	(274,248)
Total stockholders’ equity	76,286	56,473
Total liabilities and stockholders’ equity	$667,312	$424,016
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Subscription	$67,223	$48,506	$184,857	$134,757
Hardware and services	1,926	1,805	5,601	4,656
Total revenue	69,149	50,311	190,458	139,413
Cost of revenue:(1)(2)
Subscription	18,209	14,300	51,372	38,295
Hardware and services	2,845	2,964	8,794	7,941
Total cost of revenue	21,054	17,264	60,166	46,236
Gross profit	48,095	33,047	130,292	93,177
Operating expense:(1)(2)
Research and development	20,000	13,454	54,367	37,700
Sales and marketing	40,070	25,662	110,999	72,660
General and administrative	9,961	7,133	25,789	19,485
Total operating expense	70,031	46,249	191,155	129,845
Operating loss	(21,936)	(13,202)	(60,863)	(36,668)
Interest expense	(5,903)	(2,814)	(12,088)	(8,385)
Other expense, net	(375)	(1,180)	(1,635)	(1,372)
Loss before provision for income taxes	(28,214)	(17,196)	(74,586)	(46,425)
Provision for income taxes	(219)	(149)	(493)	(440)
Net loss	$(28,433)	$(17,345)	$(75,079)	$(46,865)
Net loss per share, basic and diluted	$(0.71)	$(0.46)	$(1.90)	$(1.26)
Weighted average shares outstanding, basic and diluted	40,072	37,554	39,536	37,082

(1) Includes stock‑based compensation expense as follows:
Cost of subscription revenue	$1,357	$715	$3,620	$1,638
Cost of hardware and services revenue	270	158	774	431
Research and development	5,862	2,999	15,562	7,483
Sales and marketing	5,469	2,658	15,495	7,163
General and administrative	3,238	1,966	8,406	5,082
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$1,945	$1,110	$4,914	$2,913
Research and development	23	23	69	70
Sales and marketing	1,242	1,105	3,839	3,302
General and administrative	—	12	12	34
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(28,433)	$(17,345)	$(75,079)	$(46,865)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on short-term investments, net	(5)	(36)	20	(36)
Comprehensive loss	$(28,438)	$(17,381)	$(75,059)	$(46,901)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(75,079)	$(46,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,940	12,839
Loss on disposal of property and equipment	124	—
Amortization of investment premiums, net of accretion of purchase discounts	91	130
Provision for allowance for doubtful accounts	(258)	91
Stock‑based compensation	43,857	21,797
Deferred income taxes	356	4
Change in fair value of contingent earn-outs	—	5
Amortization of debt issuance costs and accretion of debt discount	9,911	6,519
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,893	(6,660)
Inventory	(339)	(470)
Deferred products costs	(478)	(774)
Prepaid expenses	(2,010)	(1,356)
Other current assets	623	(1,355)
Long-term assets	45	(38)
Accounts payable	(2,173)	(1,227)
Accrued liabilities	4,934	2,116
Earn-out payment	—	(13)
Deferred rent	(329)	1,680
Deferred revenue	36,381	19,401
Net cash provided by operating activities	37,489	5,824
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	34,459	8,000
Purchase of short-term investments	(48,078)	(37,805)
Purchase of property and equipment	(18,127)	(10,395)
Acquisitions of businesses, net of cash acquired	(40,054)	(22,035)
Net cash used in investing activities	(71,800)	(62,235)
Cash flows from financing activities
Proceeds from issuance of common stock	11,881	11,740
Withholding taxes related to restricted stock net share settlement	(12,456)	(1,839)
Payments of debt issuance costs	(371)	(191)
Repayments of equipment loans and capital lease obligations	(699)	(1,240)
Proceeds from issuance of convertible senior notes, net of discount	223,790	—
Earn-out payment	—	(487)
Holdback payments for prior acquisitions	—	(741)
Net cash provided by financing activities	222,145	7,242
Net increase (decrease) in cash and cash equivalents	187,834	(49,169)
Cash and cash equivalents
Beginning of period	180,337	243,786
End of period	$368,171	$194,617

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$4,958	$4,321
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

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company acquired two businesses in the nine months ended September 30, 2015 and two businesses in the year ended December 31, 2014. These acquisitions are more fully described in note 2, "Acquisitions". The condensed consolidated financial statements include the results of operations from these business combinations from their date of acquisition.

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in note 1 to those audited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates and such difference may be material to the financial statements.

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

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of September 30, 2015.

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

The In-process research and development asset is not amortized until the associated project is completed.

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

The Company applies industry-specific software revenue recognition guidance to transactions involving the licensing of software, as well as related support, training, and other professional services. The Company has analyzed all of the elements included in its multiple element software arrangements and has determined that it does not have sufficient VSOE of fair value to allocate revenue to its subscription and software license agreements, support, training and professional services. The Company defers all revenue under the software arrangement until the commencement of the subscription services and any associated professional services. Once the subscription services and the associated professional services have commenced, the entire fee from the arrangement is recognized ratably over the remaining period of the arrangement. If the professional services are essential to the functionality of the subscription, then the revenue recognition does not commence until such services are completed.

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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through September 30, 2015, the Company has not experienced significant credit losses.

Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and nine months ended September 30, 2015 and 2014.
Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2015-16 on its consolidated financial statements.

In April 2015, FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires the Company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this ASU effective during the second quarter of 2015 and has applied it retrospectively to all prior periods presented. Consequently, other long-term assets and convertible senior notes liabilities as of December 31, 2014 included on the consolidated balance sheet herein were reduced by $234. There was no impact on the Company's results of operations or cash flows due to the adoption of this guidance.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The Company is currently evaluating the timing and impact of the adoption of ASU 2014-09 on its consolidated financial statements.

2. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for each acquisition, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill related to each acquisition below, other than Marble Security, Inc. and Emerging Threats Pro, LLC, is not deductible for tax purposes.

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

During the nine months period ended September 30, 2015 and for the year ended December 31, 2014, the Company acquired a total of 4 businesses (collectively, the "Acquisitions") which are further described below.

Marble Security, Inc.

On July 22, 2015 (the "Marble Acquisition Date"), pursuant to the terms of an Asset Purchase Agreement, the Company acquired certain assets of Marble Security, Inc. ("Marble"). The Marble mobile security technology proactively removes malicious mobile applications by leveraging its tight integration with the leading enterprise mobility management platforms, including MobileIron and AirWatch by VMware. The acquisition extends the Company’s threat intelligence and advanced threat protection for email and social media security into the realm of mobile devices.

The Company has provisionally estimated fair values of acquired tangible and intangible assets at the Marble Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Marble Acquisition Date. Revenue from Marble was not material for the three and nine months ended September 30, 2015, and due to the continued integration of the combined businesses, it was impractical to determine the earnings. Pro forma results of operations have not been presented because the acquisition was not material to the Company's results of operations.

The total purchase price was $8,500. Of the cash consideration paid, $1,700 was held in escrow, to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $268 in acquisition related costs which were recorded within operating expenses for the nine months ended September 30, 2015.

Fair value of acquired assets

The determination of the fair values of the assets acquired has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of acquired tangible, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Fixed assets acquired	25	N/A
Developed technology	7,300	4
Goodwill	1,175	Indefinite
	$8,500

Emerging Threats Pro, LLC

On March 6, 2015 (the "Emerging Threats Acquisition Date"), pursuant to the terms of a Purchase Agreement, the Company acquired 100% of membership interests in Emerging Threats Pro, LLC ("Emerging Threats"). Based in Indianapolis, Indiana, Emerging Threats provides threat intelligence solutions to help protect networks from known or potentially malicious threats. With this acquisition, the Company integrated Emerging Threat's advanced threat intelligence solutions with its existing Targeted Attack Protection and Threat Response security solutions to advance threat detection and response across the completed attack chain.  The combined technology provides customers with deeper insight into cyberthreats, enabling them to react faster to inbound cyberattacks, and to identify, block, and disable previously undetected malware already embedded in their organizations.

The Company has provisionally estimated the fair values for the acquired tangible and identifiable intangible assets and liabilities assumed at the Emerging Threats Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired and liabilities assumed. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Emerging Threat Acquisition Date. Revenue from Emerging Threats was not material for the three and nine months ended September 30, 2015, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

The total purchase price was $31,803, net of cash acquired of $52, of which $3,662 was paid in the second quarter of 2015. Of the cash consideration paid, $6,000 was held in escrow, to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $275 in acquisition-related costs which were recorded within operating expenses for the nine months ended September 30, 2015.

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

The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Nexgate Acquisition Date.

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
	$22,731

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2015 and 2014 of the Company, Emerging Threats, assuming that Emerging Threats was acquired as of January 1, 2014, and NetCitadel, assuming that NetCitadel was acquired as of January 1, 2013. Adjustments were made to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisition and acquisition-related transaction costs. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and acquired businesses. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$68,979	$51,303	$190,084	$142,095
Net loss	(28,553)	(18,329)	(76,947)	(51,649)
Basic and diluted net loss per share	$(0.71)	$(0.49)	$(1.95)	$(1.39)

The unaudited pro forma financial information includes non-recurring acquisition-related transaction costs of $275 for the nine months ended September 30, 2014.

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2014	$107,504
Add: Goodwill from acquisitions	20,220
Less: Other purchase price allocation adjustments to Goodwill	(23)
Balance at September 30, 2015	$127,701
The goodwill balance as of September 30, 2015 was the result of the Company's acquisitions.
Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$53,368	$(26,453)	$26,915	$38,168	$(21,538)	$16,630
Customer relationships	20,582	(11,268)	9,314	16,382	(7,893)	8,489
Non-compete agreements	804	(643)	161	804	(462)	342
Trade names and patents	1,006	(439)	567	806	(264)	542
Order backlog	400	(205)	195	200	(17)	183
In-process research and development	900	—	900	900	—	900
	$77,060	$(39,008)	$38,052	$57,260	$(30,174)	$27,086
Amortization of intangible assets expense was $3,210 and $2,250 for the three months ended September 30, 2015 and 2014, respectively, and $8,834 and $6,319 for the nine months ended September 30, 2015 and 2014, respectively.
Future estimated amortization of intangible assets expense as of September 30, 2015 are presented below:

Year ending December 31,
2015, remainder	$3,236
2016	11,114
2017	7,769
2018	7,173
2019	4,110
Thereafter	4,650
$38,052

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

The Company’s Level 2 assets and liabilities generally consist of corporate debt securities, commercial papers, U.S. agency and Treasury securities, certificates of deposit and convertible senior notes.

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2015 and December 31, 2014 and the classification by level of input within the fair value hierarchy:

	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$332,370	$332,370	$—	$—
Corporate debt securities	4,620	—	4,620	—
Commercial paper	2,799	—	2,799	—
Short-term investments:
Corporate debt securities	28,677	—	28,677	—
Commercial paper	12,284	—	12,284	—
U.S. agency securities	5,436	—	5,436	—
U.S. Treasury securities	1,802	—	1,802	—
Total financial assets	$387,988	$332,370	$55,618	$—

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$139,644	$139,644	$—	$—
Short-term investments:
Corporate debt securities	31,651	—	31,651	—
Commercial papers	2,998	—	2,998	—
Total financial assets	$174,293	$139,644	$34,649	$—

The carrying amounts of the Company's cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. Based on borrowing rates that are available to the Company for loans with similar terms and consideration of the Company's credit risk, the carrying value of the notes payable approximates their fair values using Level 2 inputs.
Based on quoted market prices as of September 30, 2015, the fair values of the 0.75% and 1.25% Convertible Senior Notes were approximately $323,171 and $242,988, respectively, determined using Level 2 inputs as they are not actively traded in markets.

Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$28,382	$—	$—	$28,382
Money market funds	332,370	—	—	332,370
Corporate debt securities	4,620	—	—	4,620
Commercial paper	2,799	—	—	2,799
Total	$368,171	$—	$—	$368,171

Short-term investments:
Corporate debt securities	$28,688	$1	$(12)	$28,677
Commercial paper	12,284	—	—	12,284
U.S. agency securities	5,433	3	—	5,436
U.S. Treasury securities	1,801	1	—	1,802
Total	$48,206	$5	$(12)	$48,199

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$40,693	$—	$—	$40,693
Money market funds	139,644	—	—	139,644
Total	$180,337	$—	$—	$180,337

Short-term investments:
Corporate debt securities	$31,678	$—	$(27)	$31,651
Certificate of deposit	2,998	—	—	2,998
Total	$34,676	$—	$(27)	$34,649
As of September 30, 2015 and December 31, 2014, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
5. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through May 2025.

Premises rent expense was $984 and $987 for the three months ended September 30, 2015 and 2014, respectively, and $2,802 and $2,385 for the nine months ended September 30, 2015 and 2014, respectively.

Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. These leases bear an annual interest rate of 4.5%. Also, in July 2015, the Company entered into a new lease agreement (the "July 2015 Lease") to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. All leases are secured by fixed assets used in the Company's office locations.
At September 30, 2015, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2015, remainder	$9	$2,375
2016	37	9,582
2017	37	5,685
2018	37	4,198
2019	37	3,633
Thereafter	21	1,282
Total minimum lease payments	178	$26,755
Less: Amount representing interest	(26)
Present value of capital lease obligations	152
Less: current portion	(28)
Long-term portion of capital lease obligations	$124

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

1.25% Convertible Senior Notes due December 2018

On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the "1.25% Notes," and together with the 0.75% Notes, the “Notes”) due 2018 in a private offering to Holders pursuant to Rule 144A under the Exchange Act. The initial Holders of the 1.25% Notes also had an option to purchase an additional $26,250 in principal amount which was exercised in full. The net proceeds after the agent's discount and issuance costs of $5,803 from the 1.25% Notes offering were approximately $195,446. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 1.25% Notes bear interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.

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

The following table presents the carrying values of all Notes as of September 30, 2015:

	0.75% Notes	1.25% Notes	TOTAL
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(57,611)	(32,962)	(90,573)
Net carrying amount	$172,389	$168,288	$340,677

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded on the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $2,877 issuance costs.

For the three and nine months ended September 30, 2015 and 2014, the Company incurred the following interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense related to contractual interest coupon	$1,060	$629	$2,380	$1,882
Amortization of debt discount and issuance costs	4,949	2,203	9,911	6,519
	$6,009	$2,832	$12,291	$8,401

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
Interest expense was $19 for the three months ended September 30, 2014, and $5 and $69 for the nine months ended September 30, 2015 and 2014, respectively.
8. Common Stock

Number of shares of common stock reserved for future issuance was as follows:

	As of September 30,	As of December 31,
	2015	2014
Shares available for future grant under the stock plans	5,354	4,330
Options outstanding under stock plans	4,331	5,288
Shares available for future issuance under ESPP	1,226	926
Common stock issuable settlement of outstanding restricted stock units	3,229	2,934
Common stock issuable upon conversion of the convertible senior notes	7,989	5,158
Total shares reserved	22,129	18,636
9. Stock Equity Plans

Stock-Based Compensation Plans
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has two equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”) and the 2012 Plan. Upon the Company's initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. All outstanding stock awards under the 2002 and 2012 Plans will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company's common stock.
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of September 30, 2015, 5,354 shares were available for future grant. Restricted stock awards generally vest over a four-year period. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
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

The weighted average fair value of stock options granted to employees was $32.27 and $21.62 during the three months ended September 30, 2015 and 2014, respectively, and $28.20 and $20.01 during the nine months ended September 30, 2015 and 2014, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected life (in years)	6.08	6.08	5.31 - 6.08	5.31 - 6.08
Volatility	50%	56%	50% - 52%	54% - 58%
Risk-free interest rate	1.8%	1.9%	1.6% - 1.8%	1.8% - 1.9%
Dividend yield	—%	—%	—%	—%

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

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2014	5,288	$11.06	6.31	$196,608
Options granted	284	57.47
Options exercised	(1,151)	7.55
Options forfeited and canceled	(90)	18.99
Balance at September 30, 2015	4,331	$14.88	6.00	$196,984

The total intrinsic value of options exercised was $57,137 and $45,942 for the nine months ended September 30, 2015 and 2014, respectively. Total cash proceeds from such option exercises were $8,693 and $9,515 for the nine months ended September 30, 2015 and 2014, respectively.

The fair value of option grants that vested was $9,520 and $2,362 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company had unamortized stock-based compensation expense of $15,955 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.05 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2014	2,934	$37.45
Awards granted	1,142	58.65
Awards vested	(643)	36.59
Awards forfeited	(204)	41.06
Awarded and unvested at September 30, 2015	3,229	$44.90

As of September 30, 2015, there was $83,351 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.19 years.

The Company granted 186 and 17 PSUs in the nine months ended September 30, 2015 and 2014, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $4,120 as of September 30, 2015, net of estimated forfeitures.
Stock Bonus and Other Liability Awards
The total accrued liability for the stock bonus awards was $4,124 and $1,771 as of September 30, 2015 and December 31, 2014, respectively. 30 and 22 shares of common stock earned under the stock bonus program were issued during the nine months ended September 30, 2015 and 2014, respectively. Stock based compensation expense related to stock bonus program were $2,817 and $1,537 for the nine months ended September 30, 2015 and 2014, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest over three years period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. The Company recognized $1,307 of stock-based compensation expense related to these liability awards in the nine months ended September 30, 2015.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2015, there were 1,226 shares of the Company's common stock available for future issuance under the ESPP.
As of September 30, 2015, the Company expects to recognize $294 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.13 years.
Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with the total fair value of $2,357 and two-year cliff vesting in 2016. The Company recognized $884 of stock based compensation expense in the nine months ended September 30, 2015, and as of September 30, 2015, there was $1,277 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2015	2014
Stock options to purchase common stock	4,331	5,848
Restricted stock units	3,229	2,192
Employee stock purchase plan	78	106
Common stock subject to repurchase	54	—
Bonus and other liability awards	185	—
1.25% Convertible senior notes	5,158	5,158
0.75% Convertible senior notes	2,831	—
Total	15,866	13,304

11. Segment Reporting
Operating segments are reported in a manner consistent with the internal reporting supported and defined by the components of an enterprise about which separate financial information is available, provided and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company determined that it has one operating and reportable segment.
The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue by solution:
Privacy, Protection and Security	$55,662	$38,881	$151,465	$107,033
Archiving and Governance	13,487	11,430	38,993	32,380
Total revenue	$69,149	$50,311	$190,458	$139,413

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue:
United States	$56,726	$40,681	$156,482	$113,909
Rest of world	12,423	9,630	33,976	25,504
Total revenue	$69,149	$50,311	$190,458	$139,413

Long-lived assets by geographic area are presented below:

	As of September 30,	As of December 31,
	2015	2014
Long-lived assets:
United States	$25,898	$15,974
Rest of world	4,457	2,744
Total long‑lived assets	$30,355	$18,718

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

Income tax expense for the three and nine months ended September 30, 2015 was $219 and $493 on pre-tax losses of $28,214 and $74,586, respectively. The Company recognized income tax expense of $149 and $440 for the three and nine months ended September 30, 2014 on pre-tax losses of $17,196 and $46,425, respectively. The income tax rate for the three and nine months ended September 30, 2015 and 2014 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and gains do not result in the recognition of corresponding income tax benefits and expenses.

The Company's effective tax rate for the nine months ended September 30, 2015 changed to negative 0.7% from negative 0.9% for the same prior year period.

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

As of September 30, 2015, the Company's gross uncertain tax benefits totaled $4,287, excluding related accrued interest and penalties of $225. As of September 30, 2015, $1,236 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the nine months ended September 30, 2015, the Company's gross uncertain tax benefits increased $19. The increase is comprised of $79 increase for tax positions taken in the current period offset by an $57 decrease for tax positions taken in prior periods and a $3 decrease related to statute of limitation expirations.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 29% for the three months ended September 30, 2015 as compared to the prior year period. As of September 30, 2015, we had approximately 3,600 customers around the world, including 58 of the Fortune 100. In terms of customer concentration, one partner accounted for 12% of our total revenue for the three months ended September 30, 2014, although the partner sold to a number of end-user customers, none which accounted for more than 10% of our total revenue. There were no single partners or customers that accounted for more than 10% of our total revenue in the three months ended September 30, 2015.

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

With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 15 to 22 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total revenue	$69,149	$50,311	$190,458	$139,413
Growth	37%	46%	37%	44%
Subscription revenue	$67,223	$48,506	$184,857	$134,757
Growth	39%	45%	37%	45%
Adjusted subscription gross profit	$52,316	$36,031	$142,019	$101,013
% of subscription revenue	78%	74%	77%	75%
Billings	$84,964	$62,132	$226,839	$158,814
Growth	37%	50%	43%	42%
Adjusted EBITDA	$2,367	$258	$4,017	$(992)
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

The following table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Subscription revenue	$67,223	$48,506	$184,857	$134,757
Cost of subscription revenue	18,209	14,300	51,372	38,295
Subscription gross profit	49,014	34,206	133,485	96,462

Stock‑based compensation	1,357	715	3,620	1,638
Amortization of intangible assets	1,945	1,110	4,914	2,913
Adjusted subscription gross profit	$52,316	$36,031	$142,019	$101,013
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

The following table presents the reconciliation of total revenue to billings for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total revenue	$69,149	$50,311	$190,458	$139,413
Deferred revenue
Ending	199,756	143,384	199,756	143,384
Beginning	183,941	131,563	162,675	123,983
Net change	15,815	11,821	37,081	19,401
Less: deferred revenue contributed by acquisitions	—	—	(700)	—
Billings	$84,964	$62,132	$226,839	$158,814

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
The following table presents the reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(28,433)	$(17,345)	$(75,079)	$(46,865)
Depreciation	3,303	2,484	9,106	6,520
Amortization of intangible assets	3,210	2,250	8,834	6,319
Interest expense	5,903	2,814	12,088	8,385
Provision for income taxes	219	149	493	440
EBITDA	(15,798)	(9,648)	(44,558)	(25,201)
Stock-based compensation expense	16,196	8,496	43,857	21,797
Acquisition-related expense	190	21	551	379
Litigation-related expense	1,404	209	2,532	661
Other expense (income), net	375	1,180	1,635	1,372
Adjusted EBITDA	$2,367	$258	$4,017	$(992)

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

(Provision for) Benefit from Income Taxes
The (provision for) benefit from income taxes is related to certain state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes, except a $0.8 million deferred tax benefit related to the release of U.S. valuation allowance as a result of the Nexgate acquisition in the fourth quarter of 2014 and the recognition of a $0.1 million deferred tax expense in the nine months ended September 30, 2015 related to goodwill in excess of tax deductible goodwill for recent taxable transactions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$67,223	97%	$48,506	96%	$184,857	97%	$134,757	97%
Hardware and services	1,926	3	1,805	4	5,601	3	4,656	3
Total revenue	69,149	100	50,311	100	190,458	100	139,413	100
Cost of revenue:
Subscription	18,209	26	14,300	28	51,372	27	38,295	27
Hardware and services	2,845	4	2,964	6	8,794	5	7,941	6
Total cost of revenue	21,054	30	17,264	34	60,166	32	46,236	33
Gross profit	48,095	70	33,047	66	130,292	68	93,177	67
Operating expense:
Research and development	20,000	29	13,454	27	54,367	29	37,700	27
Sales and marketing	40,070	58	25,662	51	110,999	58	72,660	52
General and administrative	9,961	14	7,133	14	25,789	13	19,485	14
Total operating expense	70,031	101	46,249	92	191,155	100	129,845	93
Operating loss	(21,936)	(31)	(13,202)	(26)	(60,863)	(32)	(36,668)	(26)
Interest expense	(5,903)	(9)	(2,814)	(6)	(12,088)	(6)	(8,385)	(6)
Other income expense, net	(375)	(1)	(1,180)	(2)	(1,635)	(1)	(1,372)	(1)
Loss before provision for income taxes	(28,214)	(41)	(17,196)	(34)	(74,586)	(39)	(46,425)	(33)
Provision for income taxes	(219)	—	(149)	—	(493)	—	(440)	(1)
Net loss	$(28,433)	(41)%	$(17,345)	(34)%	$(75,079)	(39)%	$(46,865)	(34)%

Comparison of the three and nine months ended September 30, 2015 and 2014:
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$67,223	$48,506	39%	$184,857	$134,757	37%
Hardware and services	1,926	1,805	7	5,601	4,656	20
Total revenue	$69,149	$50,311	37%	$190,458	$139,413	37%
Subscription revenue for the three and nine months ended September 30, 2015 increased $18.7 million, or 39%, and $50.1 million, or 37%, respectively, as compared to the corresponding periods last year, primarily due to a $15.7 million and $41.7 million increase in subscription revenue contributed from the United States, respectively. To a lesser extent, for the same periods, there were increases of $3.0 million and $8.4 million in revenue contributed from international locations, respectively. The businesses acquired contributed to the increases of $1.9 million and $4.1 million for the three and nine months periods ended September 30, 2015, respectively. The remaining increases were due to improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions.
Hardware and services revenue for the three and nine months ended September 30, 2015 increased $0.1 million, or 7%, and $0.9 million, or 20%, as compared to the corresponding periods last year primarily due to higher revenue from professional services due to increased demand.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$18,209	$14,300	27%	$51,372	$38,295	34%
Hardware and services	2,845	2,964	(4)	8,794	7,941	11
Total cost of revenue	$21,054	$17,264	22%	$60,166	$46,236	30%
Cost of subscription revenue for the three and nine months ended September 30, 2015 increased $3.9 million, or 27%, and $13.1 million, or 34%, respectively, as compared to the corresponding periods last year, primarily due to an increase in operations-related expense of $2.5 million and $8.5 million, respectively, as a result of increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Additionally, support-related expenses increased $1.2 million and $3.7 million, respectively, primarily due to higher headcount and consulting costs. Data center costs increased $0.3 million and $0.9 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for the three and nine months ended September 30, 2015 decreased $0.1 million, or 4%, and increased $0.9 million, or 11%, respectively, as compared to the corresponding periods last year. The change was insignificant for the three months ended September 30, 2015 as compared to the corresponding period last year. The increase for the nine months ended September 30, 2015 over the same period last year was primarily due to an increase in professional service costs as our headcount increased.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Research and development	$20,000	$13,454	49%	$54,367	$37,700	44%
Percent of total revenue	29%	27%		29%	27%
Research and development expenses increased $6.5 million, or 49%, and $16.7 million, or 44%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods last year, primarily due to personnel-related cost increases of $5.3 million and $14.2 million for the three and nine months periods ended September 30, 2015, respectively, from higher headcount. Additionally, corporate and facilities expense increased $0.5 million and $1.4 million, respectively, primarily due to expanded operations. Consulting costs increased $0.6 million and $1.0 million, respectively, due to our growth in both periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$40,070	$25,662	56%	$110,999	$72,660	53%
Percent of total revenue	58%	51%		58%	52%
Sales and marketing expenses increased $14.4 million, or 56%, and $38.3 million, or 53%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $11.7 million and $30.5 million, respectively, which included increases in stock-based compensation expense of $2.8 million and $8.3 million, respectively. Corporate and facilities expenses increased $1.1 million and $3.5 million, respectively, due to higher headcount. Additionally, marketing expenses related to lead generation, trade shows, advertising and other initiatives increased $0.8 million and $3.0 million, respectively. Travel expenses increased $0.7 million and $1.1 million, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
General and administrative	$9,961	$7,133	40%	$25,789	$19,485	32%
Percent of total revenue	14%	14%		13%	14%
General and administrative expenses increased $2.8 million, or 40%, and $6.3 million, or 32%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods last year. The increases were primarily due to increases in personnel costs of $1.3 million and $4.1 million, respectively, from higher headcount. Litigation expense increased $1.2 million and $1.9 million, respectively, due to ongoing litigation with Finjan.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Interest expense	$(5,903)	$(2,814)	(110%)	$(12,088)	$(8,385)	(44)%
The change in interest expense was primarily due to accretion and coupon expense additions of $3.1 million and $3.5 million for the three and nine months ended September 30, 2015, respectively, due to the issuance of the 0.75% Notes in June 2015 (see note 6 to our Condensed Consolidated Financial Statements).

Other Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Other expense, net	$(375)	$(1,180)	68%	$(1,635)	$(1,372)	(19)%

Other expense, net decreased $0.8 million for the three months ended September 30, 2015 and increased $0.3 million for the nine months ended September 30, 2015, as compared to the corresponding periods last year, primarily due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$(219)	$(149)	47%	$(493)	$(440)	12%
The changes in provision for income taxes were insignificant for the three and nine months ended September 30, 2015 as compared to the corresponding periods last year.

Liquidity and Capital Resources
As of September 30, 2015, we had $368.2 million in cash and cash equivalents and $48.2 million in short-term investments, for a total of $416.4 million. Also refer to note 6 "Convertible Senior Notes" to the condensed consolidated financial statements for discussion of the Notes.

As of September 30, 2015, we had approximately $8.0 million of cash and cash equivalents at our foreign subsidiaries. We estimated that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$37,489	$5,824
Net cash used in investing activities	(71,800)	(62,235)
Net cash provided by financing activities	$222,145	$7,242
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
Net cash provided by operating activities in the nine months ended September 30, 2015 was $37.5 million, as compared to $5.8 million provided in the nine months ended September 30, 2014. The increase of $31.7 million was primarily due to:

•
An increase in amortization of intangible assets of $2.5 million due to the acquisitions made in 2014 and 2015, and an increase in depreciation of fixed assets of $2.6 million due to the increase in capital expenditure;

•	Stock-based compensation expenses increased $22.1 million due to the increase in headcount and valuation of grants made;

•	An increase in amortization of debt issuance costs and accretion of debt discount of $3.4 million primarily due to the issuance of the 1.25% Notes;

•	A decrease in accounts receivable of $10.6 million due to collections;

•	An increase in deferred revenue change of $17.0 million due to higher billings;

•	The increase was offset by a net loss change of $28.2 million.
Net Cash Flows Used in Investing Activities
Our primary investing activities have consisted of the acquisitions of businesses, the sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Net cash used in investing activities was $71.8 million in the nine months ended September 30, 2015, as compared to $62.2 million used in the nine months ended September 30, 2014. The increase in cash usage of $9.6 million was due to a $10.3 million increase in purchases of short-term investments, $18.0 million increase in payments to acquire businesses, and an increase in capital expenditure of $7.7 million for infrastructure expansion and daily operations. The increase in cash usage was offset by $26.5 million proceeds from sale and maturities of short-term investments.
Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $222.1 million in the nine months ended September 30, 2015 as compared to $7.2 million provided in the nine months ended September 30, 2014. The increase of $214.9 million is primarily due to proceeds of $223.8 million from the issuance of the 0.75% Notes in June 2015 (see note 6 to our Condensed Consolidated Financial Statements). The increase was partially offset by withholding taxes paid related to restricted stock net share settlement increase of $10.6 million.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of September 30, 2015, we had cash, cash equivalents and short-term investments of $416.4 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2015, we had an outstanding balance of $431.3 million aggregate principal amount of the Notes (see note 6 of our Condensed Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the period of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $1.4 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively. Transaction gains and losses are included in other expense, net.
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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in every year since our inception, and had net losses of approximately $75.1 million and $46.9 million for the nine months ended September, 2015 and 2014, respectively. As a result, we had an accumulated deficit of $349.3 million as of September 30, 2015. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 15 to 22 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. If these average contract durations were to shorten significantly from their current range, it may cause us to experience less favorable cash flows as compared to our current operating condition, requiring us to seek additional sources of capital to fund our operations.
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

These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of September 30, 2015, we had $165.8 million in goodwill and intangible assets, net of accumulated amortization, recorded on our accompanying Condensed Consolidated Balance Sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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

As of September 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2018 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

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

In December 2013, we completed an offering of $201.3 million aggregate principal amount of 1.25% convertible senior notes due 2018 and in June 2015, we completed an offering of $230.0 million aggregate principal amount of 0.75% convertible senior notes due 2020. As a result of these convertible notes offerings, we incurred $431.3 million principal amount of indebtednesses, the principal amounts of which we may be required to pay at maturity in 2018 and 2020, or, upon the occurrence of a make-whole fundamental changes (as defined in the indentures). There can be no assurance that we will be able to repay these indebtednesses when due, or that we will be able to refinance these indebtednesses on acceptable terms or at all. In addition, these indebtednesses could, among other things:

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on October 29, 2015.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)