Form 10-K
period 2015-12-31
PROOFPOINT INC
filed 2016-02-25
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2015 as reported by the NASDAQ Global Select Market on that date, was approximately $2,435,000,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of February 12, 2016 was 41,163,655 shares.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

PROOFPOINT, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

A fundamental shift in the sources of cyber crime, from hackers to organized crime and governments, combined with the emergence of international data trafficking and sophisticated advanced persistent threats ("APTs"), polymorphic threats, zero-day exploits, and user-transplant "drive-by" downloads, is driving an unprecedented wave of both targeted and broad-based malicious attack campaigns designed to steal valuable information. At the same time, the growth of business-to-business collaboration and the use of social media for mass communication, as well as the consumerization of IT and the associated adoption of mobile devices and unmanaged Internet-based applications, has increased organizations’ attack surface through the proliferation of sensitive data, reducing the effectiveness of many existing security products. These factors have contributed to an increasing number of severe data breaches and expanding regulatory mandates, all of which have accelerated demand for effective data protection and governance solutions.

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premise and cloud-based email, social media and mobile apps, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

•	Protecting users from the advanced attacks that target them via email, social media, and mobile apps;

•	Preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;

•	Collecting, retaining, supervising and discovering sensitive data for compliance and litigation support; and

•	Enabling organizations to respond quickly to security issues, providing both the intelligence and the context to prioritize incidents and orchestrate remediation actions.

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

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, including e-mail mobile apps and social media, to protect the information people create from both compromise and compliance risks, and to archive and govern corporate information. Today, our solutions are used worldwide to protect well over 100 million end-users. We market and sell our solutions worldwide both directly through our sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also distribute our solutions through strategic partners.

Proofpoint Solutions

Our integrated suite of on-demand security-as-a-service solutions enables large and mid-sized organizations to protect people throughout the enterprise from advanced attacks and compliance risks. Our comprehensive platform provides a secure email gateway, advanced threat protection, threat intelligence, email encryption, data loss prevention, social media security and compliance, archiving, eDiscovery, and threat response capabilities. These solutions are built on a cloud-based architecture, protecting enterprises from inbound threats via email, social media, and mobile apps, while identifying and protecting enterprise data not only where it is stored within the enterprise but also as it transits beyond the organization’s borders such as via email or social media. We have pioneered the use of innovative technologies to deliver better ease-of-use, greater protection against the latest advanced threats, and lower total cost of ownership than traditional alternatives. The key elements of our solution include:

•
Superior protection against both advanced and targeted threats.  We use a combination of proprietary technologies for big data analytics, machine learning, deep content inspection, dynamic malware analysis, threat correlation, threat intelligence extraction, and virtual execution environments to predictively and actively detect and stop targeted "spear phishing" and other sophisticated advanced and next-generation threat attacks, including APTs, that employ malicious attachments, polymorphic threats, zero-day exploits, user-transparent “drive-by” downloads and other penetration tactics. By processing, analyzing and correlating billions of data points on a daily basis, we can recognize anomalies in order to predictively detect targeted attacks before users are exposed. Our deep content inspection technology enables us to identify malicious message attachments and distinguish between valid messages and "phishing" messages designed to look authentic and trick the end-user into divulging sensitive data or clicking on a malicious web link. Our machine learning technology enables us to detect targeted "zero-hour" attacks in real-time, even if they have not been seen previously at other locations, and quarantine them appropriately. Our dynamic malware analysis and virtual execution environment technologies enable us to examine web site destinations and downloadable files to identify and block potentially hostile code that would otherwise compromise end-user computers, even in cases where the web sites are considered reputable or the attachment’s malicious payload is obfuscated or otherwise disguised. Our threat correlation technologies enable us to rapidly confirm and contain threats, providing rapid, automated protection.

•
Comprehensive, integrated data protection, compliance, and eDiscovery suite.  We offer a comprehensive solution for data protection and governance through an integrated, security-as-a-service platform that is comprised of five main suites: Proofpoint Enterprise Protection, Proofpoint Information Protection, Proofpoint Enterprise Archive, Proofpoint Social Media Security & Compliance, and Proofpoint Essentials. Together, these solutions can improve an organization's ability to detect and mitigate inbound and outbound threats and securely archive and discover communication across all major communication channels including on-premise and cloud-based email, instant messaging, social media and other web-based applications. In addition, our common policy framework and reporting systems enable organizations to comply with complex regulatory mandates, implement consistent data governance policies and ensure end-to-end incident response across the enterprise.

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

Our Security-as-a-Service Platform

We provide a multi-tiered security-as-a-service platform consisting of solutions, platform technologies and infrastructure. Our platform currently includes five solutions bundled for the convenience of our customers, distributors and resellers: Proofpoint Enterprise Protection, Proofpoint Information Protection, Proofpoint Enterprise Archive, Proofpoint Social Media Security & Compliance, and Proofpoint Essentials. Each of these solutions is built as an aspect of our security-as-a-service platform, which includes both platform services and enabling technologies. Our platform services provide the key functionality to enable our various solutions while our enabling technologies work in conjunction with our platform services to enable the efficient construction, scaling and maintenance of our customer-facing solutions.

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

SOLUTIONS
Proofpoint Enterprise Protection
Proofpoint Information Protection
Proofpoint Enterprise Archive
Proofpoint Social Media Security & Compliance
Proofpoint Essentials
PLATFORM
Security-as-a-Service Platform
PLATFORM SERVICES
Content Inspection
Reputation
Encryption and Key Management
Notification and Workflow
Analytics and Search
Dynamic Malware Analysis
ENABLING TECHNOLOGY
Big Data Analytics
Machine Learning
Identity and Policy
Secure Storage
Virtual Execution Environments
Intelligent Message Routing
Threat Intelligence Correlation
INFRASTRUCTURE
Security
Scalability and Performance
Hybrid Deployment
High Availability
Network Operations Control
Proofpoint API
proofpoint.

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

Proofpoint Information Protection

Our data loss prevention, encryption and compliance solution defends against leaks of confidential information, and helps ensure compliance with common U.S., international and industry-specific data protection regulations - including the Health Care Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Gramm-Leach-Bliley Act, Canada's Personal Information Protection and Electronic Documents Act, as well as acts such as CA SB 24, MA 201 CMR 17.00, ITAR, NERC-CIP, CFTC red flag rules, Basel II, EuroSOX (Directive 84/253/EEC), European Union Data Privacy Directive, and the Payment Card Industry Data Security Standard (PCI-DSS). Key capabilities within Proofpoint Information Protection include:

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

•
Flexible remediation and supervision.  Content, identity and destination-aware policies enable effective remediation of potential data breaches or regulatory violations. Remediation options include stopping the transfer completely, automatically forcing data-encryption, or routing to a compliance supervisor or the end-user for disposition. The solution also provides comprehensive reporting on potential violations and remediation using our analytics capabilities.

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

•
Data Discover. Automated discovery and remediation solution that identifies sensitive content across the enterprise and enables corrective action; reduces risk of data breaches and compliance violations.

Key benefits of Proofpoint Information Protection include:

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

•	Reduction in “attack surface”. Enables the automated protection of sensitive data, reducing the amount of critical information potentially exposed to an attacker in a breach scenario.

Proofpoint Enterprise Archive

Proofpoint Enterprise Archive is designed to ensure accurate enforcement of data governance, data retention and supervision policies and mandates; cost-effective litigation support through efficient discovery; and active legal-hold management.

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

Proofpoint Social Media Security & Compliance

Our Social Media Security & Compliance solution enables customers to effectively protect their online brand presence and social media communication infrastructure. Our technology automatically identifies and remediates fraudulent social media accounts, account hacks, and content that contains malware, spam and abusive language. In addition, the solution enables enterprises to enforce policies on authorized accounts and posts in order to comply with a wide-range of social media regulatory requirements including FTC, FINRA, FFIEC, FDA, HIPAA, PHI, SEC, ABA and more. Key capabilities within Proofpoint Social Media & Compliance include:

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

Key benefits of Proofpoint Social Media Security & Compliance include:

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

Proofpoint Essentials

Proofpoint Essentials is our suite of security-as-a-service and compliance solutions specifically designed for distribution across managed service providers and dedicated security resellers. Key capabilities include inbound email filtering to block spam and malware, outbound filtering for compliance with company policies, email continuity to enable email service availability, targeted attack protection, and email archiving.

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

•
Dynamic Malware Analysis. Detonates potentially malicious documents and URLs in a virtual “sandbox” and applies sophisticated code, behavior and code analysis techniques to identify advanced malware and credential stealing phishing pages.

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

•
Threat intelligence correlation.  Utilizes inputs from Proofpoint, cloud, and other third-party products to assess Indicators of Compromise and confirm successful system compromises by malicious actors in near-real-time, then administers network controls to effectively contain the compromised systems.

Infrastructure

We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across ten data centers located in the United States, Canada, the Netherlands and Germany.

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

•
Hybrid Deployment.  Our cloud architecture enables individual customers to deploy entirely in Proofpoint's global data centers or in hybrid configurations with optional points of presence located behind the customer's firewall. This deployment flexibility enables us to deliver security, compliance and performance tailored to the unique threat profile and operating environment of each customer.

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

Customers

As of December 31, 2015, we had customers of all sizes across a wide variety of industries. A number of our largest customers use our platform to protect more than a million users and handle over a billion messages per day. We have a highly diversified customer base, with one customer, a strategic partner serving a number of end customers with our platform, who accounted for 12% of total revenue in 2014 and 14% of total revenue in 2013. There were no single partners or customers that accounted for more than 10% of our total revenue in 2015. In each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers of over 90%.

We target large and mid-sized organizations across all major verticals including aerospace and defense, education, financial services, government, healthcare, manufacturing and retail. We have been particularly successful selling to the largest enterprises in the United States as ranked by Fortune Magazine are our customers. We have also had success penetrating the market leaders in a number of significant verticals including:

•	4 of the 5 largest U.S. retailers

•	3 of the 5 largest U.S. aerospace and defense contractors

•	5 of the 5 largest U.S. banks

•	3 of the 5 largest global pharmaceutical companies

•	2 of the 5 largest U.S. petroleum refining companies

Sales and Marketing

Sales

We primarily target large and mid-sized organizations across all industries. Our sales and marketing programs are organized by geographic regions, including Asia-Pacific, EMEA, Japan, North America, and South America, and we further segment and organize our sales force into teams that focus on large enterprises (3,000 employees and above), mid-sized organizations (500 - 3,000 employees) and existing customers. In addition, we create integrated sales and marketing programs targeting specific vertical-markets. This vertical-market approach enables us to provide a higher level of service and understanding of our customers' unique needs, including the industry-specific business and regulatory requirements in industries such as healthcare, financial services, retail and education.

We sell through both direct and indirect channels, including technology and channel partners:

•
Direct sales and reseller channel.  We market and sell our solutions to large and mid-sized customers directly through our field and inside sales teams as well as indirectly through a hybrid model, where our sales organization actively assists our network of distributors and resellers. Our sales personnel are primarily located in North America, with additional personnel located in Asia-Pacific, EMEA, Japan and South America. Our reseller partners maintain relationships with their customers throughout the territories in which they operate, providing them with services and third-party solutions to help meet their evolving security requirements. As such, these partners act as a direct conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security centric resellers such as Adaptive Solutions, CDW, Forsythe Technology, Optiv, and SHI International, as well as distributors such as Ingram Micro and Exclusive Networks.

•
Strategic relationships.  We also sell our solutions indirectly through key technology companies that offer our solutions in conjunction with one or more of their own products or services. These companies each have their own base of customers, and they distribute our products to augment their own branded products and solutions, sometimes under their own brand and sometimes under the Proofpoint brand.

For sales involving a partner such as a distributor, reseller or strategic partner, the partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. At the conclusion of a successful sales cycle, we sell the associated subscription, hardware and services to the partner who in turn resells these items to the customer, with the partner earning a margin based on the amount paid to Proofpoint as compared to the amount charged to the customer. With the order completed, we provide these customers with direct access to our security-as-a-service platform and other associated services, enabling us to establish a direct relationship and provide them with support as part of ensuring that the customer has a good experience with our platform. At the end of the contract term, the partner engages with the customer to execute a renewal order, with our team providing assistance as required.

Marketing

Our marketing programs include a variety of digital marketing, advertising, conferences, events, white-papers, public relations activities and web-based seminar campaigns targeted at key decision makers within our prospective customers.

We have a number of marketing initiatives to build awareness about our solutions and encourage customer adoption of our solutions. We offer free trials, competitive evaluations and free security and compliance risk assessments to allow prospective customers to experience the quality of our solutions, to learn in detail about the features and functionality of our suite, and to quantify the potential benefits of our solutions.

Customer Service and Support

We believe that our customer service and support provide a competitive advantage and are critical to retaining and expanding our customer base. We conduct regular third-party surveys to measure customer loyalty and satisfaction with our solutions.

Proofpoint Support Services

We deliver 24x7x365 customer support from support centers located in EMEA, North America and Asia-Pacific regions. We offer a wide range of support offerings with varying levels of access to our support resources.

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

Research and development expenses were $74.5 million, $51.9 million and $34.4 million for 2015, 2014 and 2013, respectively.

Competition

Our markets are highly competitive, fragmented and subject to rapid changes in technology. We compete primarily with companies that offer a broad array of data protection and governance solutions. Providers of data protection solutions generally have product offerings that include threat protection, virus protection, data loss prevention, flexible remediation, data encryption, and in some cases secure file transfer. Providers of archive solutions generally have product offerings that provide data storage, search, policy enforcement, legal-hold management, and in some cases supervision.

Key competitors include:

•
Email and Advanced Threat Protection:  Cisco Systems, Inc. (through its acquisitions of IronPort, SourceFire, and ThreatGRID), Microsoft Corporation (through its acquisition of Frontbridge), FireEye, Inc., and Symantec Corporation (through its acquisitions of Brightmail and MessageLabs).

•
Archiving:  Hewlett-Packard Enterprise Company (through its acquisition of Autonomy) and Veritas Technologies LLC (through its acquisitions of KVS and LiveOffice while under the ownership of Symantec Corporation).

We believe we compete favorably based on the following factors:

•	effectiveness of our protection against advanced threats;

•	comprehensiveness and integration of the solution;

•	flexibility of delivery models;

•	total cost of ownership;

•	scalability and performance;

•	customer support; and

•	extensibility of platform.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2015, we had 51 patents and 41 patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.

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

Employees

As of December 31, 2015, we had 1,203 employees. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense and we may not be successful in retaining our key employees or attracting skilled personnel.

Corporate Information

We were incorporated in Delaware in 2002. Our principal executive offices are located at 892 Ross Drive, Sunnyvale, California 94089, and our telephone number is +1 (408) 517-4710. Our website is www.proofpoint.com.

Proofpoint, the Proofpoint logo, all of our product names and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are our property. Other trademarks appearing in this prospectus are the property of their respective holders.

Geographic Information

     For financial reporting purposes, net revenue and long-lived assets attributable to significant geographic areas are presented in Note 12, "Segment Reporting", to the consolidated financial statements, which is incorporated herein by reference.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (“SEC”)'s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Proofpoint and other companies that file materials with the SEC electronically. Copies of Proofpoint's reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our Internet website, http://investors.proofpoint.com/financials.cfm, or by sending an electronic message by visiting the Contact Us section within the investor relations portion of our website.

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

We have incurred net losses in every year since our inception, including net losses of $106.5 million, $64.2 million and $27.5 million in 2015, 2014 and 2013, respectively. As a result, we had an accumulated deficit of $380.7 million as of December 31, 2015. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

•    general economic conditions, both domestically and in our foreign markets, and related changes to currency exchange rates;

•    insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; or

•    future accounting pronouncements or changes in our accounting policies.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failing to meet the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue and cash flow trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins or other operating results in the short term.

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
The threats facing our customers are constantly evolving and the techniques used by attackers to access or sabotage data change frequently. As a result, we must constantly update our solutions to respond to these threats. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach at one of our customers or even an unproven allegation of a security breach at one of our customers, could harm our reputation as a secure and trusted company and could cause the loss of customers. Similarly, if a well-publicized breach of data security at a customer of any other cloud‑based data protection or archiving service provider or other major enterprise cloud services provider were to occur, there could be a loss of confidence in the cloud‑based storage of sensitive data and information generally.

In addition, our solutions work in conjunction with a variety of other elements in customers’ IT and security infrastructure, and we may receive blame and negative publicity for a security breach that may have been the result of the failure of one of the other elements not provided by us. The occurrence of a breach, whether or not caused by our solutions, or allegations of a breach, even if such allegations turn out to be untrue, could delay or reduce market acceptance of our solutions and have an adverse effect on our business and financial performance. In addition, any revisions to our solutions that we believe may be necessary or appropriate in connection with any such breach may cause us to incur significant expenses. Any of these events could have material adverse effects on our brand and reputation, which could harm our business, financial condition, and operating results.

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
Because our solutions are complex, undetected errors, failures or bugs may occur, especially when solutions are first introduced or when new versions or updates are released, or when we introduce an acquired company’s products of services, despite our efforts to test those solutions and enhancements prior to release. We may not be able to correct defects, errors, vulnerabilities or failures promptly, or at all.

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

In the past we have relied on the U.S.-European Union Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) as one of the means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and noted that while the implementation details of the privacy shield are being resolved that companies may rely on alternative transfer means such as model clauses. As a result, we have been establishing alternate legitimate means of transferring personal data from the European Economic Area to the United States. The uncertainty and changes in the requirements of these jurisdictions may increase the cost of compliance to provide services to EU based customers, reduce demand for our services from such customers, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in Europe, or subject us to sanctions, including fines and a prohibition on data transfers, by EU data protection regulators. Furthermore, future decisions may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. These developments could harm our business, financial condition and results of operations.

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

Our traditional competitors include security‑focused software vendors, such as Symantec Corporation and Cisco Systems, Inc. ("Cisco"), which offer software products that directly compete with our solutions. In addition to competing with these vendors directly for sales to customers, we compete with them for the opportunity to have our solutions bundled with the product offerings of our strategic partners. Our competitors could gain market share from us if any of these partners replace our solutions with the products of our competitors or if these partners more actively promote our competitors’ products over our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their software with their own or other vendors’ software, or may limit our access to standard product interfaces and inhibit our ability to develop solutions for their platform.

We also face competition from large technology companies, such as Google Inc., Hewlett‑Packard Enterprise Company and Microsoft Corporation. These companies are increasingly developing and incorporating into their products data protection and storage software that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies that specialize in particular segments of the markets in which we compete.

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

•	immaturity of compliance regulations in other jurisdictions, which may lower demand for our solutions;

•	greater difficulty with payment collections and longer payment cycles;

•	higher employee costs and difficulty terminating non-performing employees;

•	differences in work place cultures;

•	the need to adapt our solutions for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	adverse tax consequences;

•	restrictions on the transfer of funds;

•	anti-bribery compliance by us or our partners, including under the Foreign Corrupt Practices Act and similar laws of other jurisdictions; and

•	new and different sources of competition.
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
Failure to comply with such regulations, whether by us or companies that we have acquired, in the future could result in penalties, costs, and restrictions on export privileges, which could also harm our operating results.

We have experienced rapid growth in recent periods. If we fail to manage such growth and our future growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.
We have experienced significant growth in recent periods. For example, we grew full-time employee headcount from 859 as of December 31, 2014 to 1,203 as of December 31, 2015. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
We have and may further expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders and consume corporate resources that otherwise would be necessary to sustain and grow our business.
We have made multiple acquisitions in 2015, 2014 and 2013, and our business strategy may, from time to time, continue to include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third‑party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of December 31, 2015, we had $175.1 million of goodwill and intangible assets, net of accumulated amortization, recorded on our consolidated balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and the annual independent registered public accounting firm report regarding the effectiveness of our internal control over financial reporting that we are required to include in this Annual Report on Form 10-K under Section 404 of the Sarbanes‑Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin or continue to expire in 2018 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.
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
In December 2013, we completed an offering of $201.3 million aggregate principal amount of 1.25% convertible senior notes due 2018 and in June 2015, we completed an offering of $230.0 million aggregate principal amount of 0.75% convertible senior notes due 2020. As a result of these convertible notes offerings, we incurred $431.3 million principal amount of indebtedness, the principal amounts of which we may be required to pay at maturity in 2018 and 2020, or, upon the occurrence of a make-whole fundamental change (as defined in the indentures). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

The conversion of some or all of our Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the Notes will be able to convert them only upon the satisfaction of certain conditions prior to June 15, 2018 and December 15, 2019, as applicable. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock and the value of the Notes.
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

We lease additional U.S. offices in Utah, Texas, Indiana and Virginia. We also lease offices in Toronto, Canada; Paris, France; Tokyo, Japan; Nurnberg, Germany; Reading, United Kingdom; Belfast, Ireland, Sydney, Australia; and Taipei, Taiwan. We believe our facilities are adequate for our current needs and for the foreseeable future.

The following is a list of our locations and the primary functions.

Location	Primary function
Sunnyvale, California, U.S.	Research and development, sales, marketing and administration
Minuteman, Utah, U.S.	Research and development, sales, marketing and administration
Austin, Texas, U.S.	Research and development, marketing
Lafayette, Indiana, U.S.	Research and development
Reston, Virginia, U.S.	Sales
Toronto, Canada	Research and development, sales, marketing and administration
Reading, United Kingdom	Research and development, sales and marketing
Paris, France	Sales
Tokyo, Japan	Sales
Nurnberg, Germany	Sales
Belfast, Ireland	Research and development, sales and marketing
Taipei, Taiwan	Research and development, sales, marketing and administration
Sydney, Australia	Sales and marketing

We operate ten data centers at third-party facilities throughout the world: six in the United States, two in Canada, one each in the Netherlands and Germany.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 7, Commitments and Contingencies, to the consolidated financial statements for a description of a legal proceeding currently pending against us.

From time to time, we may be involved in other legal proceedings and subject to claims in the ordinary course of business. Although the results of these proceedings and claims cannot be predicted with certainty, we do not believe the ultimate cost to resolve these matters would individually, or taken together, have a material adverse effect on our business, results of operations, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock is traded on the NASDAQ Global Market, under the symbol PFPT. The following table set forth, for the periods, indicated, the highest and lowest intraday sales price of our common shares as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2015
First Quarter	$60.72	$45.37
Second Quarter	$67.87	$50.53
Third Quarter	$72.70	$50.82
Fourth Quarter	$75.46	$54.87
Year Ended December 31, 2014
First Quarter	$45.31	$32.40
Second Quarter	$37.79	$24.49
Third Quarter	$41.55	$33.26
Fourth Quarter	$50.20	$33.44

Holders of our Common Shares

As of February 12, 2016, there were 47 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.

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

Unregistered Sales of Equity Securities
None.

Use of Proceeds from Public Offering of Common Stock
There has been no material change in the use of proceeds from our initial public offering in April 2012.
Stock Performance Graph

The following graph shows a comparison from April 20, 2012 through December 31, 2015, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes an investment of $100 on April 20, 2012 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

Comparison of 15 Quarter Cumulative Total Return
Assumes Initial Investment of $100
December 2015
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
4/20/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
Proofpoint, Inc.
NASDAQ Composite-Total Returns
NASDAQ Computer Index

	April 20, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Proofpoint, Inc.	100.00	87.43	235.58	342.54	461.72
NASDAQ Composite - Total Returns	100.00	101.92	142.87	163.50	174.88
NASDAQ Computer Index	100.00	95.61	128.24	156.01	167.97

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

We derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements not included in this report. The consolidated balance sheet data as of December 31, 2013 is derived from our consolidated financial statements not included in this report and has been retrospectively adjusted to reflect the Company's early adoption of ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" which resulted in a reduction of total assets and convertible senior notes by $0.3 million. The financial data below includes the impact of our acquisitions (see Note 2 "Acquisitions"). Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$257,329	$187,527	$132,062	$101,470	$73,896
Hardware and services	8,068	8,080	5,869	4,825	7,942
Total revenue	265,397	195,607	137,931	106,295	81,838
Cost of revenue:(1)
Subscription	71,746	53,136	35,438	28,246	24,193
Hardware and services	12,312	12,543	6,124	4,867	5,537
Total cost of revenue	84,058	65,679	41,562	33,113	29,730
Gross profit	181,339	129,928	96,369	73,182	52,108
Operating expense:(1)
Research and development	74,459	51,903	34,449	24,827	19,779
Sales and marketing	156,156	102,455	71,781	55,239	42,676
General and administrative	36,616	26,679	19,622	12,693	9,237
Total operating expense	267,231	181,037	125,852	92,759	71,692
Operating loss	(85,892)	(51,109)	(29,483)	(19,577)	(19,584)
Interest expense	(18,000)	(11,213)	(641)	(108)	(300)
Other (expense) income, net	(1,927)	(2,230)	(215)	(154)	113
Loss before (provision for) benefit from income taxes	(105,819)	(64,552)	(30,339)	(19,839)	(19,771)
(Provision for) benefit from income taxes	(635)	313	2,808	(521)	(370)
Net loss	$(106,454)	$(64,239)	$(27,531)	$(20,360)	$(20,141)
Net loss per share, basic and diluted	$(2.68)	$(1.72)	$(0.79)	$(0.85)	$(5.03)
Weighted average shares outstanding, basic and diluted	39,787	37,381	34,874	24,056	4,005
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$5,028	$2,404	$1,007	$657	$366
Cost of hardware and services revenue	1,098	604	196	70	29
Research and development	20,672	10,204	3,608	1,869	1,247
Sales and marketing	21,511	10,795	4,270	3,103	1,976
General and administrative	11,785	6,997	3,002	1,622	930
Amortization of intangible assets:
Cost of subscription revenue	$7,079	$4,157	$2,220	$2,785	$3,772
Research and development	91	93	47	30	1
Sales and marketing	5,074	4,494	1,743	461	769
General and administrative	12	46	34	—	—

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$406,237	$214,986	$251,801	$86,517	$12,714
Property and equipment, net	34,501	18,718	11,221	8,560	7,353
Total assets	682,814	424,016	390,273	140,441	67,952
Convertible senior notes	345,699	161,396	152,642	—	—
Debt, current and long-term	155	695	2,350	4,012	4,981
Deferred revenue, current and long-term	223,726	162,675	123,983	86,859	76,240
Convertible preferred stock	—	—	—	—	109,911
Total stockholders' equity (deficit)	60,383	56,473	77,160	33,808	(137,347)

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

Overview

Proofpoint is a leading security-as-a-service ("SaaS") provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. Our SaaS platform is comprised of an integrated suite of on-demand data protection solutions, including threat protection and incident response, regulatory compliance, archiving, data governance and eDiscovery, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies, including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments, to address today’s rapidly changing threat landscape.

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premise and cloud-based email, instant messaging, social media and other web-based applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

•	protecting users from the advanced attacks that target them via email, social media and mobile applications;

•	preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;

•	collecting, retaining, governing and discovering sensitive data for compliance and litigation support; and

•	enabling organizations to respond quickly to security issues, providing both the intelligence and the context to prioritize incidents and orchestrate remediation actions.

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

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers of over 90%. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented greater than 15% of our billings each year since 2008.

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

Historically, the majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 24% for the year ended December 31, 2015 as compared to prior year. In terms of customer concentration, there were no individual customers or partners that accounted for more than 10% of our total revenue for the year ended December 31, 2015.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total revenue	$265,397	$195,607	$137,931
Growth	36%	42%	30%
Subscription revenue	$257,329	$187,527	$132,062
Growth	37%	42%	30%
Adjusted subscription gross profit	$197,690	$140,952	$99,851
% of subscription revenue	77%	75%	76%
Billings	$324,348	$233,699	$160,506
Growth	39%	46%	37%
Adjusted EBITDA	$4,590	$(495)	$(4,326)

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

The following table presents the reconciliation of subscription gross profit to adjusted subscription gross profit for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Subscription revenue	$257,329	$187,527	$132,062
Cost of subscription revenue	71,746	53,136	35,438
Subscription gross profit	185,583	134,391	96,624
Add back:
Stock‑based compensation	5,028	2,404	1,007
Amortization of intangible assets	7,079	4,157	2,220
Adjusted subscription gross profit	$197,690	$140,952	$99,851

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

Our use of billings as a non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Some of these limitations are:

•	Billings is not a substitute for revenue, as trends in billings are not directly correlated to trends in revenue;

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

The following table presents the reconciliation of total revenue to billings for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total revenue	$265,397	$195,607	$137,931
Deferred revenue
Ending	223,726	162,675	123,983
Beginning	162,675	123,983	86,859
Net change	61,051	38,692	37,124
Less: deferred revenue contributed by acquisitions	(2,100)	(600)	(14,549)
Billings	$324,348	$233,699	$160,506

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
The following table presents the reconciliation of net loss to adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(106,454)	$(64,239)	$(27,531)
Depreciation	12,644	9,033	5,923
Amortization of intangible assets	12,256	8,790	4,044
Interest expense	18,000	11,213	641
Provision for (benefit from) income taxes	635	(313)	(2,808)
EBITDA	(62,919)	(35,516)	(19,731)
Stock‑based compensation expense	60,094	31,004	12,083
Acquisition‑related expense	911	612	3,107
Litigation-related expense	4,577	1,175	—
Other expense, net	1,927	2,230	215
Adjusted EBITDA	$4,590	$(495)	$(4,326)
Components of Our Results of Operations

Revenue

We derive our revenue primarily through the license of various solutions and services on our security-as-a-service platform on a subscription basis, supplemented by the sales of training, professional services and hardware depending upon our customers' requirements.

Subscription.    We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract. See "Critical Accounting Policies - Revenue Recognition". We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. We expect our subscription revenue will continue to grow and remain above 95% of our total revenue.

Hardware and services.    We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. We expect the overall proportion of revenue derived from hardware and service offerings to remain below 5% of our total revenue.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock‑based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.    Our headcount has increased from 449 employees as of December 31, 2012 to 1,203 employees as of December 31, 2015. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

Research and Development.  Research and development expenses include personnel costs, consulting services and depreciation. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position, however, over the longer term, we intend to monitor these costs so as to decrease this spending as a percentage of total revenue. Our research efforts include software developed for our internal use. To date, capitalized costs for software developed for internal use were not material. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.

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

Interest Expense

Interest expense consists of interest income earned on our cash, cash equivalents and short-term investments, the interest expense related to our convertible senior notes, our capital lease payments and borrowings under our equipment loans.

Other Income (Expense), Net

Other income (expense), net, consists primarily of the net effect of foreign currency transaction gains and losses.

(Provision For) Benefit From Income Taxes

For 2013 and prior years, the (provision for) benefit from income taxes was related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. However, in 2015 we recognized $0.1 million deferred tax expense, and in 2014 we recognized a $0.8 million deferred tax benefit related to the release of U.S. valuation allowances as a result of business acquisitions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.  Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations

The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue:
Subscription	$257,329	$187,527	$132,062
Hardware and services	8,068	8,080	5,869
Total revenue	265,397	195,607	137,931
Cost of revenue:(1)
Subscription	71,746	53,136	35,438
Hardware and services	12,312	12,543	6,124
Total cost of revenue	84,058	65,679	41,562
Gross profit	181,339	129,928	96,369
Operating expense:(1)
Research and development	74,459	51,903	34,449
Sales and marketing	156,156	102,455	71,781
General and administrative	36,616	26,679	19,622
Total operating expense	267,231	181,037	125,852
Operating loss	(85,892)	(51,109)	(29,483)
Interest expense	(18,000)	(11,213)	(641)
Other expense, net	(1,927)	(2,230)	(215)
Loss before (provision for) benefit from income taxes	(105,819)	(64,552)	(30,339)
(Provision for) benefit from income taxes	(635)	313	2,808
Net loss	$(106,454)	$(64,239)	$(27,531)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	97%	96%	96%
Hardware and services	3	4	4
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	27	27	26
Hardware and services	5	7	4
Total cost of revenue	32	34	30
Gross profit	68	66	70
Operating expense:(1)
Research and development	28	26	25
Sales and marketing	59	52	52
General and administrative	13	14	15
Total operating expense	100	92	92
Operating loss	(32)	(26)	(22)
Interest expense	(7)	(6)	—
Other income expense, net	(1)	(1)	—
Loss before (provision for) benefit from income taxes	(40)	(33)	(22)
(Provision for) benefit from income taxes	—	—	2
Net loss	(40)%	(33)%	(20)%
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$5,028	$2,404	$1,007
Cost of hardware and services revenue	1,098	604	196
Research and development	20,672	10,204	3,608
Sales and marketing	21,511	10,795	4,270
General and administrative	11,785	6,997	3,002
Amortization of intangible assets:
Cost of subscription revenue	$7,079	$4,157	$2,220
Research and development	91	93	47
Sales and marketing	5,074	4,494	1,743
General and administrative	12	46	34

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Subscription	$257,329	$187,527	$69,802	37%	$187,527	$132,062	$55,465	42%
Hardware and services	8,068	8,080	(12)	—%	8,080	5,869	2,211	38%
Total revenue	$265,397	$195,607	$69,790	36%	$195,607	$137,931	$57,676	42%

Subscription revenue increased $69.8 million and $55.5 million, or 37% and 42%, respectively, for 2015 and 2014. These increases were primarily due to a $60.6 million and $42.8 million increase in revenue from the United States and, to a lesser extent, a $9.2 million and $12.7 million from international customers for 2015 and 2014, respectively. The revenue increases were due to improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions. Additionally, the revenue released from acquired deferred revenue related to the acquisitions made was $4.7 million, $7.1 million and $2.8 million in 2015, 2014 and 2013, respectively.

The change in hardware and services revenue was not material in 2015 as compared to 2014. In 2014, hardware and service revenue increased $2.2 million, or 38%, as compared to 2013, primarily due to higher revenue from hardware units sold as we sold a higher number of hardware units with product mix. The number of units sold in 2014 increased 76% as compared to 2013.

Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Subscription	$71,746	$53,136	$18,610	35%	$53,136	$35,438	$17,698	50%
Hardware and services	12,312	12,543	(231)	(2)%	12,543	6,124	6,419	105%
Total cost of revenue	$84,058	$65,679	$18,379	28%	$65,679	$41,562	$24,117	58%

Cost of subscription revenue increased $18.6 million, or 35%, in 2015 as compared to 2014. The increase in 2015 was primarily due to an increase in operations-related expense of $12.4 million as a result of increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and amortization of intangible assets expense of developed technology from the acquisitions. Additionally, support-related expenses increased $4.8 million primarily due to higher headcount and consulting costs. Data center costs increased $1.6 million primarily due to subscription revenue growth in our cloud-based solutions.

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

The change in hardware and services cost was not material in 2015 as compared to 2014. Cost of hardware and services revenue increased $6.4 million, or 105%, in 2014 as compared to 2013 primarily due to increases in hardware cost of $1.9 million as a result of more units sold as well as $4.5 million from increased headcount-related and consulting costs due to the increase in revenue.
Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Research and development	$74,459	$51,903	$22,556	43%	$51,903	$34,449	$17,454	51%
Percent of total revenue	28%	27%			27%	25%

Research and development expenses increased $22.6 million and $17.5 million, or 43% and 51%, for 2015 and 2014, respectively. The increases were primarily due to personnel-related costs of $19.9 million and $14.3 million for 2015 and 2014, respectively, from higher headcount, including those from the integration of the acquisitions in 2015 and 2014. Additionally, corporate expense increased $0.9 million and $2.6 million, respectively, primarily due to higher costs from expanded operations, higher allocated costs from facilities, human resources and IT-related expense as we grew year-over-year, and increased consulting costs of $1.6 million and $0.4 million in 2015 and 2014, respectively, as we grew rapidly in both years.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Sales and marketing	$156,156	$102,455	$53,701	52%	$102,455	$71,781	$30,674	43%
Percent of total revenue	59%	52%			52%	52%

Sales and marketing expenses increased $53.7 million and $30.7 million, or 52% and 43%, for 2015 and 2014, respectively. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions costs of $43.9 million and $25.0 million, respectively. Travel expenses increased $1.6 million in 2015 and $0.4 million in 2014. Corporate and facilities expenses increased $4.1 million in 2015 and $2.2 million in 2014 due to costs related to our acquisitions and higher allocated costs as the company expanded. Marketing expenses related to lead generation, trade shows, advertising and other initiatives increased $3.9 million in 2015 as compared to 2014 due to increased marketing activities. Customer relationships, trade name and non-compete agreements amortization increased $0.6 million in 2015 and $2.8 million in 2014 due to prior acquisitions.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
General and administrative	$36,616	$26,679	$9,937	37%	$26,679	$19,622	$7,057	36%
Percent of total revenue	13%	14%			14%	15%

General and administrative expenses increased $9.9 million and $7.1 million, or 37% and 36%, for 2015 and 2014, respectively, primarily due to increases in personnel-related costs of $6.3 million and $6.6 million for 2015 and 2014, respectively, to support our continued growth as a public company and acquisitions in 2015 and 2014. Acquisition related expense increased $0.3 million in 2015 and decreased $2.2 million in 2014 due to the timing of the acquisitions. Professional fees increased $0.8 million in 2014 as compared to 2013 due to the timing of new hire and transition from temporary to permanent staffing. Legal expense increased $3.4 million and $1.2 million in 2015 and 2014, respectively, due to ongoing legal litigation with Finjan.

Interest Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Total interest expense, net	(18,000)	(11,213)	(6,787)	(61)%	(11,213)	(641)	(10,572)	(1,649)%

Total net interest expense increased $6.8 million in 2015 and $10.6 million in 2014, primarily due to higher interest expense related to the issuance of the convertible senior notes in June 2015 and December 2013 and the associated interest expense, accretion of the debt discount and debt issuance costs.

Other Expense, Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	%	2014	2013	$	%
	(in thousands)				(in thousands)
Total other expense, net	$(1,927)	$(2,230)	$303	14%	$(2,230)	$(215)	$(2,015)	937%

Total net other expense decreased $0.3 million in 2015 and increased $2.0 million in 2014 primarily due to U.S. Dollar translation rate changes against other currencies, in particular the Euro, the Japanese Yen, the British Pound and the Canadian Dollar.

(Provision For) Benefit From Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2015	2014	$	%	2014	2013	$	$	%
	(in thousands)				(in thousands)
(Provision for) benefit from income taxes	$(635)	$313	$(948)	(303)%	313	2,808	$(2,495)		(89)%

Total income tax benefit decreased $0.9 million in 2015 as compared to 2014. The decrease is primarily due to tax benefit of $0.8 million recorded in 2014 and related to the reversal of valuation allowance resulting from the Nexgate acquisition.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2015. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014

Consolidated Statements of Operations Data:
Revenue:
Subscription	$72,472	$67,223	$61,778	$55,856	$52,770	$48,506	$45,047	$41,204
Hardware and services	2,467	1,926	1,768	1,907	3,424	1,805	1,351	1,500
Total revenue	74,939	69,149	63,546	57,763	56,194	50,311	46,398	42,704
Cost of revenue:(1)
Subscription	20,374	18,209	16,829	16,334	14,841	14,300	12,544	11,451
Hardware and services	3,518	2,845	2,995	2,954	4,602	2,964	2,717	2,260
Total cost of revenue	23,892	21,054	19,824	19,288	19,443	17,264	15,261	13,711
Gross profit	51,047	48,095	43,722	38,475	36,751	33,047	31,137	28,993
Operating expense:(1)
Research and development	20,092	20,000	18,659	15,708	14,203	13,454	12,298	11,948
Sales and marketing	45,157	40,070	38,017	32,912	29,795	25,662	24,180	22,818
General and administrative	10,827	9,961	8,495	7,333	7,194	7,133	6,846	5,506
Total operating expense	76,076	70,031	65,171	55,953	51,192	46,249	43,324	40,272
Operating loss	(25,029)	(21,936)	(21,449)	(17,478)	(14,441)	(13,202)	(12,187)	(11,279)
Interest expense	(5,912)	(5,903)	(3,332)	(2,853)	(2,828)	(2,814)	(2,798)	(2,773)
Other (expense) income, net	(292)	(375)	(80)	(1,180)	(858)	(1,180)	7	(199)
Loss before (provision for) benefit from income taxes	(31,233)	(28,214)	(24,861)	(21,511)	(18,127)	(17,196)	(14,978)	(14,251)
(Provision for) benefit from income taxes	(142)	(219)	(112)	(162)	753	(149)	(147)	(144)
Net loss	$(31,375)	$(28,433)	$(24,973)	$(21,673)	$(17,374)	$(17,345)	$(15,125)	$(14,395)
Net loss per share, basic and diluted	$(0.77)	$(0.71)	$(0.63)	$(0.56)	$(0.45)	$(0.46)	$(0.41)	$(0.39)
Weighted average shares outstanding, basic and diluted	40,531	40,072	39,567	38,957	38,265	37,554	37,115	36,564
_______________________________________________________________________________

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$1,408	$1,357	$1,148	$1,115	$766	$715	$511	$412
Cost of hardware and services revenue	324	270	250	254	173	158	144	129
Research and development	5,110	5,862	5,762	3,938	2,721	2,999	2,450	2,034
Sales and marketing	6,016	5,469	5,157	4,869	3,632	2,658	2,408	2,097
General and administrative	3,379	3,238	2,918	2,250	1,915	1,966	1,815	1,301
Total stock based compensation expenses	$16,237	$16,196	$15,235	$12,426	$9,207	$8,496	$7,328	$5,973
Amortization of intangible assets:
Cost of subscription revenue	$2,165	$1,945	$1,589	$1,380	$1,244	$1,110	$974	$829
Research and development	22	23	23	23	23	23	24	23
Sales and marketing	1,235	1,242	1,304	1,293	1,192	1,105	1,100	1,097
General and administrative	—	—	1	11	12	12	11	11
Total amortization of intangible assets	$3,422	$3,210	$2,917	$2,707	$2,471	$2,250	$2,109	$1,960

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Consolidated Statements of Operations Data:
Revenue:
Subscription	97%	97%	97%	97%	94%	96%	97%	96%
Hardware and services	3	3	3	3	6	4	3	4
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	27	26	26	28	26	28	27	27
Hardware and services	5	4	5	5	8	6	6	5
Total cost of revenue	32	30	31	33	34	34	33	32
Gross profit	68	70	69	67	66	66	67	68
Operating expense:
Research and development	27	29	29	27	25	27	27	28
Sales and marketing	60	58	60	57	53	51	52	53
General and administrative	14	14	14	13	13	14	15	13
Total operating expense	101	101	103	97	91	92	94	94
Operating loss	(33)	(31)	(34)	(30)	(25)	(26)	(27)	(26)
Interest expense	(8)	(9)	(5)	(5)	(5)	(6)	(6)	(7)
Other income (expense), net	(1)	(1)	—	(2)	(2)	(2)	—	—
Loss before (provision for) benefit from income taxes	(42)	(41)	(39)	(37)	(32)	(34)	(33)	(33)
(Provision for) benefit from income taxes	—	—	—	—	1	—	—	—
Net loss	(42)%	(41)%	(39)%	(37)%	(31)%	(34)%	(33)%	(33)%

Liquidity and Capital Resources

As of December 31, 2015, we had $346.2 million in cash and cash equivalents and $60.0 million in short-term investments, for a total of $406.2 million. Also refer to note 8 "Convertible Senior Notes" to the consolidated financial statements for discussion of the Notes.

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

As of December 31, 2015, the amount of cash and cash equivalents held by our foreign subsidiaries was $20.9 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.7 million. We have only provided $0.2 million for these taxes, as it is our intention that the majority of these funds are indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$45,541	$21,275	$12,624
Net cash used in investing activities	(102,861)	(95,120)	(9,968)
Net cash provided by financing activities	223,188	10,396	201,876

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

Net cash provided by operating activities was $45.5 million in 2015 as compared to $21.3 million in 2014. The increase of $24.3 million was primarily due to:

•
An increase in amortization of intangible assets of $3.5 million due to the acquired businesses, and an increase in depreciation of fixed assets of $3.6 million due to the increase in capital expenditure;

•	Stock-based compensation expense increased $29.1 million due to the increase in headcount and valuation of grants made;

•	Amortization of debt issuance costs and accretion of debt discount increased $6.2 million due to the issuance of our convertible notes in June 2015;

•	A decrease in accounts receivable change of $2.5 million due to collections;

•	An increase in accounts payable change of $2.3 million due to the timing of the payments;

•	An increase in deferred revenue change of $20.9 million due to higher billings;

•	An increase in accrued liabilities change of $0.5 million due to the timing of compensation and other payments;

•
The increase was offset by a net loss change of $42.2 million, and a decrease in deferred rent change of $2.5 million as larger lease agreements, including tenant allowances received, were executed in prior periods.

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

•	Amortization of debt issuance costs and accretion of debt discount increased $8.3 million due to the issuance of our convertible notes in December 2013;

•	An increase in deferred rent of $2.8 million due to new lease agreements signed in 2014, including tenant allowances received;

•	An increase in deferred revenue change of $15.5 million due to higher billings;

•	An increase in accrued liabilities change of $2.1 million due to the timing of compensation and other payments;

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

Net cash used in investing activities was $102.9 million in 2015 as compared to $95.1 million in 2014. The increase of $7.7 million was due to an increase in capital expenditures of $10.8 million for infrastructure expansion and daily operations offset by lower business acquisition cost by $2.1 million.

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

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $223.2 million in 2015 as compared to $10.4 million in 2014. The increase of $212.8 million was primarily due to proceeds of $223.8 million from the issuance of the 0.75% Notes in June 2015 (Note 8). The increase was partially offset by withholding taxes paid related to restricted stock net share settlement increase of $13.9 million.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payment Due By Period
	Total (5)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Convertible senior notes(1)	$431,250	$—	$201,250	$230,000	$—
Interest payments(2)	15,309	4,241	8,481	2,587	—
Capital and operating lease obligations(3)	26,355	10,058	10,658	5,013	626
Purchase obligations(4)	1,504	980	524	—	—
Total	$474,418	$15,279	$220,913	$237,600	$626
_______________________________________________________________________________

(1)	Represents the 0.75% and 1.25% convertible senior notes issued in June 2015 and December 2013, respectively. See Note 8, "Convertible Senior Notes" for further information.

(2)	Represents interest payments on the 0.75% and 1.25% senior convertible notes.

(3)	Consists of capital leases and contractual obligations under operating leases for office space and data centers.

(4)	Consists of minimum purchase commitment of products and services. Obligations under contracts that we can cancel without a significant penalty was not included in the table above.

(5)
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $0.6 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheets as of December 31, 2015.

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

Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 "The Company and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in this report. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;

•	Stock-based compensation expense;

•	Fair value of assets acquired and liabilities assumed in business combinations;

•	Impairment assessment of goodwill, intangible assets and other long-lived assets

•	Loss contingencies; and

•	Recognition and measurement of current and deferred income taxes.

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

We generate sales directly through our sales team and, to a growing extent, through our channel partners. Sales to channel partners are made at a discount and revenues are recorded at this discounted price once all revenue recognition criteria are met. Channel partners generally receive an order from an end-customer prior to placing an order with us, and these partners do not carry any inventory of our products or solutions. Payment from channel partners is not contingent on the partner’s success in sales to end-customers. In the event that we offer rebates, joint marketing funds, or other incentive programs to a partner, recorded revenues are reduced by these amounts accordingly.

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

We assess collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2015, we have not experienced any material credit losses.

Stock-Based Compensation Expense

We use the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares. This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award.

As our common stock has been publicly traded for less than four years, and therefore we have a lack of company-specific historical and implied volatility data, we have determined the share price volatility for options granted based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. We analyzed a population of possible comparable companies and selected those for our peer group that we considered to be the most comparable to us in terms of industry business model, revenue, growth and gross profit margins. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation.

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

Fair value of assets acquired and liabilities assumed in business combinations

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

Loss contingencies

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of December 31, 2015, we had cash, cash equivalents, and short-term investments of $406.2 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2015, we had an outstanding balance of 431.3 million aggregate principal amount of the Notes (see note 8 of our Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Consolidated Balance Sheets. Since these Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction losses included in determining net loss were 1.7 million, $2.2 million and $0.2 million for 2015, 2014 and 2013, respectively. Transaction gains and losses are included in other expense, net.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2015. Based on their evaluation, as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated into this report by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) Financial Statements

The list of consolidated financial statements and schedules set forth in the accompanying Index to the Consolidated Financial Statements at page 63 of this annual report is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this annual report.

(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed or incorporated by reference as part of this annual report on Form 10-K. See Exhibit Index immediately following the Signature Pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Proofpoint, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015, on a prospective basis.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 25, 2016

Proofpoint, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	At December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$346,205	$180,337
Short-term investments	60,032	34,649
Accounts receivable, net of allowance for doubtful accounts of $199 and $429 at December 31, 2015 and 2014, respectively	54,522	40,912
Inventory	485	499
Deferred product costs	2,228	1,847
Prepaid expenses and other current assets	5,695	7,994
Total current assets	469,167	266,238
Property and equipment, net	34,501	18,718
Deferred product costs	314	307
Goodwill	133,769	107,504
Intangible assets, net	41,330	27,086
Other assets	3,733	4,163
Total assets	$682,814	$424,016
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,081	$9,249
Accrued liabilities	35,053	24,220
Equipment loans and capital lease obligations	32	695
Deferred rent	496	569
Deferred revenue	182,195	123,550
Total current liabilities	231,857	158,283
Convertible senior notes	345,699	161,396
Long-term capital lease obligations	123	—
Long-term deferred rent	2,033	2,099
Other long-term liabilities	1,188	6,640
Long-term deferred revenue	41,531	39,125
Total liabilities	622,431	367,543
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at December 31, 2015 and 2014; 40,840 and 38,665 shares issued and outstanding at December 31, 2015 and 2014, respectively	4	4
Additional paid-in capital	441,104	330,744
Accumulated other comprehensive loss	(23)	(27)
Accumulated deficit	(380,702)	(274,248)
Total stockholders' equity	60,383	56,473
Total liabilities and stockholders' equity	$682,814	$424,016

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	$257,329	$187,527	$132,062
Hardware and services	8,068	8,080	5,869
Total revenue	265,397	195,607	137,931
Cost of revenue:(1)(2)
Subscription	71,746	53,136	35,438
Hardware and services	12,312	12,543	6,124
Total cost of revenue	84,058	65,679	41,562
Gross profit	181,339	129,928	96,369
Operating expense:(1)(2)
Research and development	74,459	51,903	34,449
Sales and marketing	156,156	102,455	71,781
General and administrative	36,616	26,679	19,622
Total operating expense	267,231	181,037	125,852
Operating loss	(85,892)	(51,109)	(29,483)
Interest expense	(18,000)	(11,213)	(641)
Other expense, net	(1,927)	(2,230)	(215)
Loss before (provision for) benefit from income taxes	(105,819)	(64,552)	(30,339)
(Provision for) benefit from income taxes	(635)	313	2,808
Net loss	$(106,454)	$(64,239)	$(27,531)
Net loss per share, basic and diluted	$(2.68)	$(1.72)	$(0.79)
Weighted average shares outstanding, basic and diluted	39,787	37,381	34,874

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$5,028	$2,404	$1,007
Cost of hardware and services revenue	1,098	604	196
Research and development	20,672	10,204	3,608
Sales and marketing	21,511	10,795	4,270
General and administrative	11,785	6,997	3,002
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$7,079	$4,157	$2,220
Research and development	91	93	47
Sales and marketing	5,074	4,494	1,743
General and administrative	12	46	34

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(106,454)	$(64,239)	$(27,531)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net	4	(27)	(3)
Comprehensive loss	$(106,450)	$(64,266)	$(27,534)

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2012	33,044	3	216,280	3	(182,478)	33,808
Net loss	—	—	—	—	(27,531)	(27,531)
Unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Embedded conversion feature on Convertible Senior Notes	—	—	43,293	—	—	43,293
Stock-based compensation expense	—	—	11,231	—	—	11,231
Stock options exercised	2,879	1	13,509	—	—	13,510
Issuance of common stock under employee stock purchase plan	217	—	2,839	—	—	2,839
Vesting of early exercise options	—	—	13	—	—	13
Balances at December 31, 2013	36,140	4	287,165	—	(210,009)	77,160
Net loss	—	—	—	—	(64,239)	(64,239)
Unrealized loss on short-term investments	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	29,233	—	—	29,233
Common stock issued under stock-based compensation plans	2,574	—	18,513	—	—	18,513
Tax withholding upon vesting of restricted stock awards	(105)	—	(4,170)	—	—	(4,170)
Exercise of warrants	2	—	—	—	—	—
Issuance of restricted stock	54	—	—	—	—	—
Vesting of early exercise options	—	—	3	—	—	3
Balances at December 31, 2014	38,665	4	330,744	(27)	(274,248)	56,473
Net loss	—	—	—	—	(106,454)	(106,454)
Unrealized gain on short-term investments	—	—	—	4	—	4
Embedded conversion feature on Convertible Senior Notes (Note 8)	—	—	54,049	—	—	54,049
Stock-based compensation expense	—	—	54,418	—	—	54,418
Common stock issued under stock-based compensation plans	2,486	—	20,292	—	—	20,292
Tax withholding upon vesting of restricted stock awards	(311)	—	(18,400)	—	—	(18,400)
Vesting of early exercise options	—	—	1	—	—	1
Balances at December 31, 2015	40,840	$4	$441,104	$(23)	$(380,702)	$60,383

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(106,454)	$(64,239)	$(27,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,900	17,823	9,967
Loss on disposal of property and equipment	162	2	2
Amortization of investment premiums, net of accretion of purchase discounts	103	312	575
Provision for (recovery of) allowance for doubtful accounts	(231)	175	40
Stock-based compensation	60,094	31,004	12,083
Change in fair value of contingent earn-outs	—	5	9
Amortization of debt issuance costs and accretion of debt discount	14,933	8,753	489
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,117)	(14,666)	(4,500)
Inventory	14	328	(223)
Deferred product costs	(388)	(791)	149
Prepaid expenses	(1,829)	(945)	636
Other current assets	104	(351)	(248)
Deferred income taxes	509	(691)	(3,458)
Long-term assets	47	(23)	(316)
Accounts payable	2,460	189	931
Accrued liabilities	4,448	3,995	1,883
Earn-out payment	—	(13)	(1)
Deferred rent	(165)	2,315	(438)
Deferred revenue	58,951	38,093	22,575
Net cash provided by operating activities	45,541	21,275	12,624
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	39,056	11,353	59,046
Purchase of short-term investments	(64,537)	(37,805)	(20,376)
Purchase of property and equipment	(25,827)	(14,988)	(7,666)
Acquisitions of business, net of cash acquired	(51,553)	(53,680)	(40,972)
Net cash used in investing activities	(102,861)	(95,120)	(9,968)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	18,583	17,640	16,367
Withholding taxes related to restricted stock net share settlement	(18,108)	(4,170)	—
Proceeds from issuance of convertible senior notes, net of discount	223,790	—	195,641
Payments of debt issuance costs	(371)	(191)	—
Repayments of notes payable and loans	(706)	(1,655)	(10,033)
Holdback payments for prior acquisitions	—	(741)	—
Payment of contingent earn-outs	—	(487)	(99)
Net cash provided by financing activities	223,188	10,396	201,876
Net increase (decrease) in cash and cash equivalents	165,868	(63,449)	204,532
Cash and cash equivalents
Beginning of period	180,337	243,786	39,254
End of period	$346,205	$180,337	$243,786
Supplemental disclosures of cash flow information
Cash paid for interest	$3,381	$2,582	$148
Cash paid for taxes	672	491	385
Supplemental disclosure of noncash investing and financing activities
Unpaid deferred offering costs	$—	$—	$195
Unpaid purchases of property and equipment	4,906	2,576	1,039

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

Proofpoint is a leading security-as-a-service provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. The Company's security-as-a-service platform is comprised of an integrated suite of on-demand data protection solutions, including threat protection, incident response, regulatory compliance, archiving, governance, eDiscovery, and secure communication.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

During the reporting periods, the Company completed a number of acquisitions which are more fully described in Note 2, "Acquisitions". The consolidated financial statements include the results of operations from these business combinations from their date of acquisition.
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
Foreign Currency Remeasurement and Transactions

The functional currency of the Company's wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction losses included in determining net loss were $1,657, $2,182 and $180 for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, money market funds and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Investments

The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit with original maturities longer than three months. Short-term investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on specific identification.

Inventories

Inventories are stated at lower of cost or market value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. Inventories held at December 31, 2015 and 2014 consist primarily of finished goods.

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

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Sales price is fixed or determinable; and

•	Collectability is reasonably probable.

The Company generates sales directly through its sales team and, to a growing extent, through its channel partners. Sales to channel partners are made at a discount and revenues are recorded at this discounted price once all revenue recognition criteria are met. Channel partners generally receive an order from an end-customer prior to placing an order with the Company, and these partners do not carry any inventory of the Company's products or solutions. Payment from channel partners is not contingent on the partner’s success in sales to end-customers. In the event that the Company offers rebates, joint marketing funds, or other incentive programs to a partner, recorded revenues are reduced by these amounts accordingly.

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
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2015, the Company has not experienced material credit losses.
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

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any material advertising and promotion expenses during the years ended December 31, 2015, 2014 and 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of the calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment was identified by the Company as of December 31, 2015.

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

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	3	7
Customer relationships	2	7
Non-compete agreements	2	4
Order backlog	1	3
Tradenames and trademarks	1	5

In-process research and development asset is not amortized until the associated project is completed.

Warranty

The Company provides limited warranties on all sales and provides for the estimated cost of the warranties at the date of sale, to the extent not already provided by its own vendors. The estimated cost of warranties not provided by vendors has not been material to date.

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

Stock-Based Compensation

The Company issues stock-based compensation awards to employees and directors in the form of stock options, restricted stock units ("RSUs"), performance stock units ("PSUs"), employee stock purchase plan ("ESPP") and stock bonus and other liability awards (collectively, "awards").

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

Stock-based compensation expense is based on awards ultimately expected to vest, and the expense is recorded net of estimated forfeitures.

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

Recent Accounting Policies
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this ASU on a prospective basis in the fourth quarter of 2015 and, as a result, classified $5,879 of current deferred tax assets within other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2015, and the prior periods were not retrospectively adjusted.

In September 2015, FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect any impact of ASU 2015-16 on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The Company is currently evaluating the timing and impact of the adoption of ASU 2014-09 on its consolidated financial statements.

2. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for each acquisition, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill related to each acquisition, other than Marble Security, Inc., Emerging Threats Pro, LLC and one of the acquisitions made in the fourth quarter of 2015, is not deductible for tax purposes.

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

2015 Acquisitions

In the fourth quarter of the year ended December 31, 2015, the Company made two acquisitions that were accounted for as business combinations. The Company has provisionally estimated fair values of acquired tangible and intangible assets at each Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements from the respective date of each acquisition. Pro forma results of operations for these acquisitions have not been presented because the Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company's consolidated financial statements.

The aggregate purchase price was $11,568. The Company incurred $355 in acquisition related costs which were recorded within operating expenses for the year ended December 31, 2015. The following table summarizes the fair values of acquired tangible and intangible assets, liabilities and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets acquired	$414	N/A
Fixed assets acquired	73	N/A
Liabilities assumed	(234)	N/A
Deferred revenue assumed	(1,400)	N/A
Deferred tax liability, net	(45)	N/A
Customer relationships	2,800	7
Order Backlog	900	3
Developed technology	3,000	4
Goodwill	6,060	Indefinite
	$11,568

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

The Company has provisionally estimated fair values of acquired tangible and intangible assets at the Marble Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Marble Acquisition Date. Revenue from Marble was not material for the year ended December 31, 2015, and due to the continued integration of the combined businesses, it was impractical to determine the earnings. Pro forma results of operations have not been presented because the acquisition was not material to the Company's results of operations.

The total purchase price was $8,500. Of the cash consideration paid, $1,700 was held in escrow, to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-K. The Company incurred $277 in acquisition related costs which were recorded within operating expenses for the year ended December 31, 2015.

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

The Company has provisionally estimated the fair values for the acquired tangible and identifiable intangible assets and liabilities assumed at the Emerging Threats Acquisition Date. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired and liabilities assumed. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Emerging Threat Acquisition Date. Revenue from Emerging Threats was $2,477 for the year ended December 31, 2015, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The total purchase price was $31,803, net of cash acquired of $52, of which $3,662 was paid in the second quarter of 2015. Of the cash consideration paid, $6,000 was held in escrow, to secure indemnification obligations, which has not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $277 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2015.

Fair value of acquired assets and liabilities assumed

The determination of the fair values of the assets acquired and liabilities assumed has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of tangible and intangible assets acquired, liabilities assumed and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets acquired	$1,275	N/A
Fixed assets acquired	174	N/A
Liabilities assumed	(448)	N/A
Deferred revenue assumed	(700)	N/A
Holdback liability to the sellers	(3,662)	N/A
Trade names	200	2
Customer relationships	4,200	7
Order Backlog	200	1
Developed technology	7,900	7
Goodwill	19,054	Indefinite
	$28,193

2014 Acquisitions

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

2013 Acquisitions

Sendmail, Inc.

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
	$4,500

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2015, 2014 and 2013 as though the acquisitions that occurred during the reporting periods had occurred as of the beginning of the comparable prior annual reporting periods, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisitions and acquisition-related transaction costs. The unaudited pro forma results do not include immaterial acquisitions made in the fourth quarter of 2015 and the acquisition of Marble, and do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Year Ended December 31,
	2015	2014	2013
Total revenue	$264,904	$200,124	$166,577
Net loss	(108,398)	(75,066)	(46,090)
Basic and diluted net loss per share	$(2.72)	$(2.01)	$(1.32)

The unaudited pro forma financial information includes acquisition-related transaction costs of $277 for the year ended year ended December 31, 2015.

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

The Company's accounts receivables are derived from revenue earned from customers primarily located in the United States of America. The Company performs periodic evaluations of its customers' financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable, and maintains an allowance for doubtful accounts. Credit losses historically have not been material.

During the year ended December 31, 2015, no individual customers accounted for more than 10% of total revenue. One customer accounted for 12% and 14% of total revenue in the years ended December 31, 2014 and 2013, respectively.

One customer accounted for 16% of total accounts receivable as of December 31, 2015. No customers accounted for more than 10% of total accounts receivable as of December 31, 2014.

4. Balance Sheet Components

Allowance for doubtful accounts activity and balances are presented below:

	Balance at Beginning of Period	Additions (Reversals) to Costs and Expenses	Write Offs	Balance at End of Period
Year ended December 31, 2013	$187	$91	$(2)	$276
Year ended December 31, 2014	$276	$158	$(5)	$429
Year ended December 31, 2015	$429	$(169)	$(61)	$199

Property and equipment at December 31, 2015 and 2014 consist of the following:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Useful Life (in years)	December 31,
		2015	2014
Computer equipment	2 to 4	$63,867	$42,933
Software	2 to 5	1,684	1,850
Furniture	5	1,074	170
Office equipment	2 to 5	347	582
Leasehold improvements	5 years, or lease term, if shorter	4,728	4,341
Other	2	59	59
Construction in progress		934	643
		72,693	50,578
Less: Accumulated depreciation		(38,192)	(31,860)
		$34,501	$18,718

Property and equipment acquired under capital leases:

	December 31,
	2015	2014
Computer equipment	$453	$346
Less: Accumulated depreciation	(310)	(336)
	$143	$10

Depreciation expense for the years ended December 31, 2015, 2014 and 2013, was approximately $12,644, $9,033, and $5,923, respectively. This included depreciation expense for assets under capital leases of $23, $19 and $48 for the years ended December 31, 2015, 2014 and 2013, respectively.

Construction in progress as of December 31, 2015 includes capitalized software development costs of $203, which was incurred in 2015 and the asset was not placed in service as of December 31, 2015. Other software development costs were fully amortized as of December 31, 2014 and 2013. Amortization of capitalized software development costs was approximately $159 for the year ended December 31, 2013.

Accrued liabilities at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Accrued compensation	$21,994	$15,206
Customer deposits	1,384	1,484
Accrued royalties	509	706
Other	11,166	6,824
	$35,053	$24,220

5. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	December 31,
	2015	2014
Opening balance	$107,504	$63,764
Add: Goodwill from acquisitions	26,289	44,015
Less: Other adjustments to Goodwill	(24)	(275)
Closing balance	$133,769	$107,504

The goodwill balance as of December 31, 2015 was the result of the acquisitions of Fortiva, Inc., Secure Data in Motion, Inc., Everyone.net, Inc., Spam and Open Relay Blocking System from GFI Software Ltd., NextPage, Inc., Mail Distiller, eDynamics, Abaca, Armorize, Sendmail, Nexgate, NetCitadel and the Acquisitions completed during the year ended December 31, 2015 (see Note 2, "Acquisitions").

Intangible Assets

Intangible assets excluding goodwill consisted of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$57,268	$(28,618)	$28,650	$38,168	$(21,538)	$16,630
Customer relationships	23,382	(12,291)	11,091	16,382	(7,893)	8,489
Non-compete agreements	804	(691)	113	804	(462)	342
Trademark and patents	1,006	(502)	504	806	(264)	542
Order backlog	1,300	(328)	972	200	(17)	183
In-process research and development	—	—	—	900	—	900
	$83,760	$(42,430)	$41,330	$57,260	$(30,174)	$27,086

Amortization expense of intangibles totaled $12,256, $8,790 and $4,044 during the years ended December 31, 2015, 2014 and 2013, respectively.

Future estimated amortization costs of intangible assets as of December 31, 2015 are presented below:

Year Ended December 31,
2016	$12,519
2017	9,174
2018	8,530
2019	5,164
2020	2,806
Thereafter	3,137
$41,330

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

The Company’s Level 2 assets and liabilities consist of corporate debt securities, commercial papers, U.S. agency and Treasury securities and convertible senior notes.

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2015 and 2014 and the classification by level of input within the fair value hierarchy:

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$306,983	$306,983	$—	$—
Corporate debt securities	3,178	—	3,178	—
Commercial papers	8,996	—	8,996	—
Short-term investments:
Corporate debt securities	36,527	—	36,527	—
Commercial papers	16,290	—	16,290	—
U.S. agency securities	5,414	—	5,414	—
U.S. Treasury securities	1,801	—	1,801	—
Total financial assets	$379,189	$306,983	$72,206	$—

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$139,644	$139,644	$—	$—
Short-term investments:
Corporate debt securities	31,651	—	31,651	—
Commercial papers	2,998	—	2,998	—
Total financial assets	$174,293	$139,644	$34,649	$—

Based on quoted market prices as of December 31, 2015, the fair value of the 0.75% and 1.25% Convertible Senior Notes (Note 8) were approximately $246,105 and $348,666, respectively, determined using Level 2 inputs as they are not actively traded in markets.

The carrying amounts of the Company's cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

Investments
The cost and fair value of the Company’s cash and available-for-sale investments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,048	$—	$—	$27,048
Money market funds	306,983	—	—	306,983
Corporate debt securities	3,178	—	—	3,178
Commercial papers	8,996	—	—	8,996
Total	$346,205	$—	$—	$346,205

Short-term investments:
Corporate debt securities	$36,549	$—	$(22)	$36,527
Commercial papers	16,290	—	—	16,290
U.S. agency securities	5,415	—	(1)	5,414
U.S. Treasury securities	1,801	—	—	1,801
Total	$60,055	$—	$(23)	$60,032

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$40,693	$—	$—	$40,693
Money market funds	139,644	—	—	139,644
Total	$180,337	$—	$—	$180,337

Short-term investments:
Corporate debt securities	$31,678	$—	$(27)	$31,651
Commercial papers	2,998	—	—	2,998
Total	$34,676	$—	$(27)	$34,649
As of December 31, 2015 and 2014, all investments mature in less than one year. Fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the year ended December 31, 2015.

7. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through February 2020.

Premises rent expense was $3,831, $3,283 and $1,774 for the years ended December 31, 2015, 2014 and 2013, respectively.

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
At December 31, 2015, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Capital Leases	Operating Leases
2016	$41	$10,026
2017	41	6,056
2018	39	4,534
2019	37	3,989
2020	22	969
Thereafter	—	625
Total minimum lease payments	180	$26,199
Less: Amount representing interest	(25)
Present value of capital lease obligations	155
Less: Current portion	(32)
Long-term portion of capital lease obligations	$123

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provided no basis or facts in support of this sum. On April 2, 2015, the court ordered that the claims construction hearing be held in June 2015. On April 23, 2015, Finjan amended its infringement contentions pursuant to court order that Finjan amend its infringement contentions to comply with the Patent Local Rules. On June 24, 2015, the court held the claims construction hearing in this matter. On December 3, 2015, the court issued its claim construction order. On December 17, 2015, the court held its hearing on defendants’ motion to strike Finjan’s additional infringement contentions and ordered that trial be set for June 7, 2016. On February 16, 2016, the court issued its order on the motion to strike additional infringement contentions, granting the majority of defendants’ requests. On February 22, 2016, the Company and Armorize filed their motion for summary judgment with the court and a hearing on that motion is schedule for March 31, 2016. Based on the state of the infringement contentions and evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial statement impact, if any, remains uncertain at this time. The Company and Armorize are vigorously defending the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's balance sheet, results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

8. Convertible Senior Notes

0.75% Convertible Senior Notes due June 2020

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

The initial conversion rate is 12.3108 shares of the Company’s common stock per $1 principal amount of the 0.75% Notes which equates to 2,831 shares of common stock, or a conversion price equivalent of $81.23 per share of common stock. Throughout the term of the 0.75% Notes, the conversion rate may be adjusted upon the occurrence of certain events, such as the payment of cash dividends or issuance of stock warrants. The 0.75% Notes mature on June 15, 2020, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

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

In accordance with the authoritative accounting guidance, the Company allocated the total amount of the 0.75% Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 6.50% based on the a blended rate between the yield rate for a Moody's B1 rating and the average debt rate for comparable convertible transactions from similar companies. The difference between the 0.75% Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as an increase to additional paid in capital and as a debt discount on the issuance date. The equity component is being accreted using the effective interest rate method over the period from the issuance date through June 15, 2020 as a non-cash charge to interest expense. The amount recorded to additional paid in capital is not remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the 0.75% Notes, the Company recorded $174,359 as debt and $55,641 as additional paid in capital within stockholders' equity.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 0.75% Notes. The equity issuance costs of $1,592 were recorded as a decrease to additional paid-in capital at the issuance date.

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

The 1.25 % Notes are unsecured and rank senior in right of payment to any indebtedness expressly subordinated in right of payment to the 1.25% Notes. They rank equally with the Company's other existing and future unsecured indebtedness that is not subordinated and are structurally subordinated to any current or future secured indebtedness to the extent of the value of the assets securing the indebtedness and other liabilities of the Company's subsidiaries.

The initial conversion rate is 25.6271 shares of the Company’s common stock per $1 principal amount of the 1.25% Notes which equates to 5,158 shares of common stock, or a conversion price equivalent of $39.02 per share of common stock. Throughout the term of the 1.25% Notes, the conversion rate may be adjusted upon the occurrence of certain events, such as the payment of cash dividends or issuance of stock warrants. The 1.25% Notes mature on December 15, 2018, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

At the Company's option, on or after December 20, 2016, the Company will be able redeem all or a portion of the 1.25% Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions. The Company may redeem the 1.25% Notes in shares of the Company’s common stock, cash, or some combination of each.

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

Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 1.25% Notes. The equity issuance costs of $1,285 were recorded as a decrease to additional paid-in capital at the issuance date.

At December 31, 2015, the net carrying amount of the liability component of the Notes consists of:

	0.75% Notes	1.25% Notes	TOTAL
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(54,952)	(30,599)	(85,551)
Net carrying amount	$175,048	$170,651	$345,699

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded on the consolidated balance sheets as additional paid-in capital, net of the $2,877 issuance costs in equity

For the years ended December 31, 2015, 2014 and 2013, the Company incurred the following interest expense related to the Notes:

	2015	2014	2013
Interest expense related to contractual interest coupon	$3,441	$2,511	$138
Amortization of debt discount and issuance costs	14,933	8,753	489
Total	$18,374	$11,264	$627

9. Debt

Equipment Financing Loans

The Company entered into an equipment loan agreement with Silicon Valley Bank in April 2011 for an aggregate loan principal amount of $6,000. Interest on the advances was equal to prime rate plus 0.50%. The Company had the ability to draw down on this equipment line through April 19, 2012. Each drawn amount was due 48 months after funding. The outstanding balance of equipment financing loans was fully repaid in the second quarter of 2015.

Interest expense related to the equipment financing loans for the years ended December 31, 2015, 2014 and 2013 was $5, $65 and $140, respectively.
10. Equity Award Plans

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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of December 31, 2015, 5,119 shares were available for future grant. Restricted stock awards generally vest over a four-year period. The number of shares available for grant and issuance under the 2012 Plan will be increased automatically on each January 1 of 2013 through 2016 by an amount equal to 5% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 3,724 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase.
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

The weighted average fair value of stock options granted to employees during the years ended December 31, 2015, 2014 and 2013, was $28.20, $20.25 and $9.50, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2015	2014	2013
Expected life (in years)	5.31 - 6.08	5.31 - 6.08	5.31 - 6.08
Volatility	50% - 52%	54% - 58%	57% - 61%
Risk-free interest rate	1.6% - 1.8%	1.79% - 1.93%	0.9% - 1.8%
Dividend yield	—%	—%	—%

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

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2012	9,636	$5.63	7.33	$64,719
Options granted	1,618	17.46
Options exercised	(2,879)	4.69
Options forfeited and canceled	(1,152)	8.65
Balance at December 31, 2013	7,223	8.17	6.82	180,543
Options granted	563	36.91
Options exercised	(1,984)	6.56
Options forfeited and canceled	(514)	16.25
Balance at December 31, 2014	5,288	11.06	6.31	196,608
Options granted	284	57.47
Options exercised	(1,429)	8.31
Options forfeited and canceled	(101)	19.11
Balance at December 31, 2015	4,042	$15.10	5.77	$201,736
Exercisable, December 31, 2015	3,088	$9.23	5.06	$172,232
Vested and expected to vest, December 31, 2015	3,950	$14.52	5.71	$199,447

The total intrinsic value of options exercised was $72,993, $64,455 and $45,454, for the years ended December 31, 2015, 2014 and 2013, respectively. Total cash proceeds from such option exercises were $11,868, $13,007 and $13,509 for the years ended December 31, 2015, 2014 and 2013, respectively.

The grant date fair value of options that vested was $9,520, $10,755 and $8,206 during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had unrecognized stock-based compensation expense of $13,592 related to stock options that will be recognized, net of forfeitures, over the average remaining vesting term of the options of 1.94 years.

Restricted Stock Units

A following table summarized the activity of RSUs, PSUs and stock-bonus awards:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2012	1	$7.98
Awards granted	1,236	28.94
Awards vested	(1)	24.15
Awards forfeited	(22)	24.61
Awarded and unvested at December 31, 2013	1,214	29.57
Awards granted	2,362	39.77
Awards vested	(396)	30.79
Awards forfeited	(246)	31.59
Awarded and unvested at December 31, 2014	2,934	37.45
Awards granted	1,541	61.48
Awards vested	(897)	38.70
Awards forfeited	(267)	41.89
Awarded and unvested at December 31, 2015	3,311	$47.94

As of December 31, 2015, there was $100,028 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.09 years.

The Company granted 189 and 121 PSUs in the years ended December 31, 2015 and 2014, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $3,903 as of December 31, 2015, net of estimated forfeitures.

Stock Bonus Awards and Other Liability Awards

The total accrued liability for the stock bonus awards and other liability awards was $5,676 and $1,771 as of December 31, 2015 and 2014, respectively.

30 and 22 shares of common stock earned under the stock bonus program were issued during the years ended December 31, 2015 and 2014, respectively. Stock based compensation expense related to stock bonus program were $3,792, $1,771 and $852 for the years ended December 31, 2015, 2014 and 2013.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vest over three years period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. The Company recognized $1,884 of stock-based compensation expense related to these liability awards in the year ended December 31, 2015.

Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock was initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of December 31, 2015, there were 1,152 shares of the Company's common stock available for future issuance under the ESPP.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Expected life (in years)	0.50	0.50	0.50 - 0.54
Volatility	42% - 47%	45% - 52%	38% - 40%
Risk-free interest rate	0.08% - 0.33%	0.05% - 0.07%	0.08%
Dividend yield	—%	—%	—%
The Company issued 161 shares and 194 shares under the ESPP in 2015 and 2014, respectively, at a weighted average exercise price per share of $41.84 and $23.94, respectively. As of December 31, 2015, the Company expects to recognize $1,214 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.
Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with the total fair value of $2,357 and two-year cliff vesting in 2016. As of December 31, 2015, there was $982 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
11. Net Loss per Share

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2015	2014	2013
Stock options to purchase common stock	4,042	5,288	7,223
Restricted stock units	3,311	2,934	1,214
Employee stock purchase plan	81	90	89
Common stock subject to repurchase	54	54	1
Bonus shares	174	37	22
Common stock warrants	—	—	2
1.25% Convertible senior notes	5,158	5,158	5,158
0.75% Convertible senior notes	2,831	—	—
Total	15,651	13,561	13,709

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

12. Segment Reporting

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

The following set forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Year Ended December 31,
	2015	2014	2013
Total revenue by solution:
Privacy, Protection and Security	$213,194	$151,291	$101,083
Archiving and Governance	52,203	44,316	36,848
Total revenue	$265,397	$195,607	$137,931

	Year Ended December 31,
	2015	2014	2013
Total revenue by geographic area:
United States	$218,424	$157,593	$113,819
Rest of world	46,973	38,014	24,112
Total revenue	$265,397	$195,607	$137,931

The following sets forth long-lived tangible assets by geographic area:

	December 31,
	2015	2014
Long-lived assets:
United States	$29,514	$15,974
Rest of world	4,987	2,744
Total long-lived assets	$34,501	$18,718

13. Income Taxes

The domestic and foreign components of loss before (provision for) benefit from income taxes were as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Domestic	$(109,195)	$(69,555)	$(34,284)
Foreign	3,376	5,003	3,945
Loss before (provision for) benefit from income taxes	$(105,819)	$(64,552)	$(30,339)

The (provision for) benefit from income taxes is comprised of:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Current tax expense:
Federal	$—	$—	$—
State	54	121	70
Foreign	514	530	641
Total current	568	651	711
Deferred tax expense:
Federal	105	(792)	—
State	(45)	—	—
Foreign	7	(172)	(3,519)
Total deferred	67	(964)	(3,519)
Provision for (benefit from) income taxes	$635	$(313)	$(2,808)

The reconciliation of income tax expense (benefit) at the statutory federal income tax rate of 34% to the income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	$(35,979)	$(21,948)	$(10,315)
Foreign income tax rate differential	(270)	(600)	(232)
State, net of federal benefit	(3,185)	(1,692)	(1,130)
Stock compensation charges	2,393	1,304	636
SubPart F and other permanent items	1,434	2,579	1,583
Provision to return and other	749	3,621	937
Research and development credits	(2,920)	(2,052)	(2,112)
Uncertain tax positions	561	391	617
Valuation allowance	37,852	18,084	7,208
Provision (benefit from) for income taxes	$635	$(313)	$(2,808)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows for the years ended December 31, 2015 and 2014:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$98,882	$75,376
Tax credit carryforwards	10,856	9,566
Research expenditures	2,301	2,494
Deferred revenue	12,165	11,078
Stock compensation	13,289	7,228
Fixed assets	1,426	1,516
Accruals and other	8,997	8,505
Gross deferred tax assets	147,916	115,763
Valuation allowance	(110,347)	(90,929)
Total deferred tax assets	37,569	24,834
Deferred tax liabilities:
Intangible assets and other	(7,547)	(9,613)
Convertible Senior Notes	(28,267)	(12,911)
Total deferred tax liabilities	(35,814)	(22,524)
Total net deferred tax assets	$1,755	$2,310
Current deferred income tax assets (included in other current assets)	$—	$3,903
Non-current deferred income tax assets (included in other long-term assets)	$2,116	$—
Non-current deferred income tax liabilities (included in long-term liabilities)	$411	$1,593

The Company records net deferred tax assets to the extent that Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by approximately $19,418, $19,877 and $2,400 during the years ended December 31, 2015, 2014 and 2013, respectively. The total valuation allowance increase of $19,418 for the year ended December 31, 2015 included an increase of $1,356 resulting from the 2015 business acquisitions, and a decrease of $19,863 related to the Company's issuance of the 0.75% Notes.

As of December 31, 2015 and 2014, the Company had net operating loss carry-forwards for federal income tax purposes of $425,640 and $284,974, respectively. The amount of federal net-operating loss carry-forwards at December 31, 2015 and 2014 for which a benefit will be recorded in APIC when realized is approximately $158,246 and $84,125, respectively. The federal net operating losses will begin to expire in 2018. As of December 31, 2015 and 2014, the Company had federal research credit carry-forwards of $6,642 and $5,071 respectively. The federal research and development credits will begin to expire in 2022.

As of December 31, 2015 and 2014, the Company had net operating loss carry-forwards for state income tax purposes of approximately $253,460 and $183,913, respectively. The amount of state net-operating loss carry-forwards at December 31, 2015 and 2014 for which a benefit will be recorded in APIC when realized is approximately $90,849 and $44,407, respectively. The state net operating losses expire between 2016 and 2034. As of December 31, 2015 and 2014, the Company had research and development credit carry-forwards for state income tax purpose of $8,734 and $7,080, respectively. The state research and development credits have no expiration period.

There were no operating losses carry-forwards in non-U.S. locations as of December 31, 2015 and 2014. In addition, as of December 31, 2015 and 2014, the Company had research and development credit carry-forwards in its non-U.S. locations of approximately $2,058 and $2,878, respectively. The non-U.S. research and development credits will begin to expire in 2030.

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

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. During the year ended December 31, 2015, the Company reduced income tax expense by $15 from interest and penalties related to tax contingencies and has $227 of interest and penalties recorded as a long-term income tax liability as of December 31, 2015. During the year ended year ended December 31, 2014, the Company accrued interest and penalties of $9 as a component of income tax expense related to tax contingencies and had $242 of interest and penalties recorded as a long-term income tax liability.

As of December 31, 2015, the Company had recorded unrecognized tax benefits of $1,202 that if recognized, would benefit the Company's effective tax rate. As of December 31, 2014, the Company had recorded unrecognized tax benefits of $1,432 that if recognized, would benefit the Company's effective tax rate.

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2015 will significantly increase or decrease within the next twelve months.

Because of net operating loss and credit carry-forwards, all of the Company's tax years dating to inception in 2002 remain open to tax examination in all major tax jurisdictions. The Company is not currently under audit in any material jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Ending balance as of December 31, 2012	$2,740
Increase in balances related to tax positions taken during the current period	618
Increase in balances related to tax positions taken during the prior period	517
Decrease in balances related to tax positions taken during the prior period	(40)
Decrease in balances related to statute expirations during the current period	(12)
Ending balance as of December 31, 2013	3,823
Increase in balances related to tax positions taken during the current period	524
Increase in balances related to tax positions taken during the prior period	—
Decrease in balances related to tax positions taken during the prior period	(87)
Decrease in balances related to statute expirations during the current period	(31)
Ending balance as of December 31, 2014	4,229
Increase in balances related to tax positions taken during the current period	806
Increase in balances related to tax positions taken during the prior period	—
Decrease in balances related to tax positions taken during the prior period	(130)
Decrease in balances related to statute expirations during the current period	(85)
Ending balance as of December 31, 2015	$4,820

As of December 31, 2015, $180 of foreign withholding taxes associated with the repatriation of earning of foreign subsidiaries had been provided on $3,600 of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest the remainder of its undistributed earnings indefinitely outside the United States. As of December 31, 2015, the Company estimated that no material additional U.S. income taxes would have to be provided if all of the undistributed earnings of the foreign subsidiaries were repatriated back to the United States as substantially all earnings from its foreign subsidiaries are previously taxed income. As of December 31, 2015, the Company estimated that approximately $550 of additional foreign

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

withholding tax would have to be provided if all of the undistributed earnings of the Company's foreign subsidiaries were repatriated back to the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ GARY STEELE	Chief Executive Officer (principal executive officer)	February 25, 2016
Gary Steele
/s/ PAUL AUVIL	Chief Financial Officer (principal financial and accounting officer)	February 25, 2016
Paul Auvil
/s/ ANTHONY BETTENCOURT	Director	February 25, 2016
Anthony Bettencourt
/s/ DANA EVAN	Director	February 25, 2016
Dana Evan
/s/ JON FEIBER	Director	February 25, 2016
Jon Feiber
/s/ DOUGLAS GARN	Director	February 25, 2016
Douglas Garn
/s/ ERIC HAHN	Director	February 25, 2016
Eric Hahn
/s/ KEVIN HARVEY	Director	February 25, 2016
Kevin Harvey

EXHIBIT INDEX

			Incorporated by Reference				Filed
Exhibit Number		Exhibit Title	Form	File No.	Filing Date	Exhibit No.	Herewith
2.01		Agreement and Plan of Merger for Sendmail, Inc.	10-K	001-35506	March 14, 2014	2.02
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	S-1A	333-178479	April 9, 2012	3.04
4.01		Form of Registrant's common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Fourth Amended and Restated Investors' Rights Agreement by and among the Registrant and the investors named therein of the Registrant dated February 19, 2008.	S-1	333-178479	December 14, 2011	4.02
4.03		Indenture between Proofpoint, Inc. and Wells Fargo Bank, National Association, dated as of December 11, 2013 including the form of 1.25% Convertible Senior Notes due 2018 therein.	8-K	001-35506	December 11, 2013	4.03
4.04		Indenture between Proofpoint, Inc. and Wells Fargo Bank, National Association, dated as of June 17, 2015 including the form of 0.75% Convertible Senior Notes due 2018 therein.	8-K	001-35506	June 17, 2016	4.1
10.01		Form of Indemnity Agreement.	S-1A	333-178479	April 9, 2012	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05	†	Corporate Bonus Program.	10-K	001-35506	February 26, 2015	10.05
10.06		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.07		Loan and Security Agreement, dated as of April 19, 2011, as amended May 19, 2011, between the Registrant and Silicon Valley Bank.	S-1	333-178479	December 14, 2011	10.06
10.08	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.09	†	Offer letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.10	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.11	†	Offer Letter to Tracey Newell from the Registrant, dated August 16, 2013.	10-K	001-35506	March 14, 2014	10.11
10.12	†	Offer Letter to Darren Lee from the Registrant, dated December 19, 2011.	10-K	001-35506	February 26, 2015	10.13
21.01		Subsidiaries of Registrant.					X
23.01		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.01		Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	*	XBRL Instance Document					X
101.SCH	*	XBRL Taxonomy Extension Schema Document					X
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X
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