Form 10-Q
period 2016-03-31
PROOFPOINT INC
filed 2016-04-28
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of April 22, 2016: 41,494,727 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$377,441	$346,205
Short-term investments	32,344	60,032
Accounts receivable, net of allowance for doubtful accounts of $182 and $199 as of March 31, 2016 and December 31, 2015, respectively	55,414	54,522
Inventory	582	485
Deferred product costs	1,799	2,228
Deferred commissions	17,857	19,314
Prepaid expenses and other current assets	6,148	5,695
Total current assets	491,585	488,481
Property and equipment, net	37,973	34,501
Deferred product costs	578	314
Goodwill	133,769	133,769
Intangible assets, net	37,925	41,330
Long-term deferred commissions	3,464	3,488
Other assets	3,756	3,733
Total assets	$709,050	$705,616
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,082	$14,081
Accrued liabilities	26,207	35,053
Capital lease obligations	32	32
Deferred rent	513	496
Deferred revenue	203,142	182,195
Total current liabilities	244,976	231,857
Convertible senior notes	350,796	345,699
Long-term capital lease obligations	115	123
Long-term deferred rent	2,025	2,033
Other long-term liabilities	1,188	1,188
Long-term deferred revenue	39,886	41,531
Total liabilities	638,986	622,431
Commitments and contingencies (note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 41,413 and 40,840 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	459,618	441,104
Accumulated other comprehensive loss	(2)	(23)
Accumulated deficit	(389,556)	(357,900)
Total stockholders’ equity	70,064	83,185
Total liabilities and stockholders’ equity	$709,050	$705,616
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Subscription	$77,397	$55,856
Hardware and services	1,606	1,907
Total revenue	79,003	57,763
Cost of revenue:(1)(2)
Subscription	21,682	16,334
Hardware and services	3,142	2,954
Total cost of revenue	24,824	19,288
Gross profit	54,179	38,475
Operating expense:(1)(2)
Research and development	22,653	15,708
Sales and marketing	46,523	32,951
General and administrative	10,604	7,333
Total operating expense	79,780	55,992
Operating loss	(25,601)	(17,517)
Interest expense	(5,800)	(2,853)
Other income (expense), net	2	(1,180)
Loss before provision for income taxes	(31,399)	(21,550)
Provision for income taxes	(257)	(162)
Net loss	$(31,656)	$(21,712)
Net loss per share, basic and diluted	$(0.77)	$(0.56)
Weighted average shares outstanding, basic and diluted	41,093	38,957

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$1,638	$1,115
Cost of hardware and services revenue	353	254
Research and development	5,602	3,938
Sales and marketing	6,818	4,869
General and administrative	4,072	2,250
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$2,117	$1,380
Research and development	15	23
Sales and marketing	1,273	1,293
General and administrative	—	11
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(31,656)	$(21,712)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	21	20
Comprehensive loss	$(31,635)	$(21,692)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(31,656)	$(21,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,236	5,464
Loss on disposal of property and equipment	189	3
Amortization of investment premiums, net of accretion of purchase discounts	50	128
Recovery of allowance for doubtful accounts	(17)	(274)
Stock-based compensation	18,483	12,426
Amortization of debt issuance costs and accretion of debt discount	5,096	2,266
Foreign currency transaction (gain) loss	(224)	1,137
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(879)	9,310
Inventory	(96)	73
Deferred products costs	164	203
Deferred commissions	1,481	39
Prepaid expenses	(257)	(799)
Other current assets	56	647
Deferred income taxes	(126)	281
Long-term assets	3	15
Accounts payable	1,472	247
Accrued liabilities	(2,868)	(5,410)
Deferred rent	9	(111)
Deferred revenue	19,302	8,591
Net cash provided by operating activities	17,418	12,524
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	54,639	11,012
Purchase of short-term investments	(26,980)	—
Purchase of property and equipment	(7,838)	(4,584)
Acquisitions of businesses, net of cash acquired	—	(28,114)
Net cash provided by (used in) investing activities	19,821	(21,686)
Cash flows from financing activities
Proceeds from issuance of common stock	1,872	4,019
Withholding taxes related to restricted stock net share settlement	(6,698)	(4,137)
Repayments of equipment loans and capital lease obligations	(8)	(415)
Holdback payments for prior acquisitions	(1,397)	—
Net cash used in financing activities	(6,231)	(533)
Effect of exchange rate changes on cash and cash equivalents	228	(637)
Net increase (decrease) in cash and cash equivalents	31,236	(10,332)
Cash and cash equivalents
Beginning of period	346,205	180,337
End of period	$377,441	$170,005

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$4,559	$3,656
Liability awards converted to equity	$6,059	$1,745

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

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Starting January 1, 2016, the Company began separately presenting the effect of exchange rate changes on cash and cash equivalents in its condensed consolidated statements of cash flows due to growing operations in foreign currency environments. Amounts in the comparable prior period have been reclassified to conform to the current period presentation.

The Company completed a number of acquisitions during the year ended December 31, 2015, which are more fully described in Note 2, "Acquisitions". The condensed consolidated financial statements include the results of operations from these business combinations from their date of acquisition.

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements. Refer to "Sales Commissions" below regarding the Company's change in accounting policy for sales commissions effective January 1, 2016.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of March 31, 2016.

Intangible assets consist of developed technology, customer relationships, non-compete arrangements, trademarks and patents and order backlog. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	3	7
Customer relationships	2	7
Non-compete agreements	2	4
Order backlog	1	3
Trade names and trademarks	1	5

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

From time to time, certain third parties that the Company has an arrangement with provide the Company with referrals for which the Company pays a referral fee. The referral fee paid could vary depending on the level of effort. These fees are recorded in sales and marketing expense in proportion to the related revenue streams consistent with the sales commissions accounting. The Company did not incur any material referral fee expenses during the three months ended March 31, 2016 and 2015.
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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through March 31, 2016, the Company has not experienced significant credit losses.

Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three months ended March 31, 2016 and 2015.
Sales Commissions
Effective January 1, 2016, the Company changed its accounting policy for sales commissions that are incremental and directly related to its customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. Deferred commissions as of March 31, 2016 and December 31, 2015 were $21,321 and $22,802, respectively. During the three months ended March 31, 2016, the Company deferred $5,929 of commission costs and amortized $7,411 within sales and marketing expense. During the three months ended March 31, 2015, the Company deferred $4,500 of commission costs and amortized $4,539 within sales and marketing expense.

The Company believes this change in accounting policy is preferable as the direct and incremental commission costs are closely related to the revenue, and therefore they should be recorded as an asset and recognized as an expense over the same period that the related revenue is recognized.

The cumulative effect of the change on accumulated deficit and accumulated other comprehensive loss was $15,060 as of December 31, 2014. The following tables present the changes to the financial statement lines as a result of the accounting change for the periods presented in the accompanying unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet

	As of December 31, 2015
	As reported	Adjustment	As adjusted
Short-term deferred commissions	$—	$19,314	$19,314
Long-term deferred commissions	$—	$3,488	$3,488
Accumulated deficit	$(380,702)	$22,802	$(357,900)

Condensed Consolidated Statement of Operations

	Three months ended March 31, 2015
	As reported	Adjustment	As adjusted
Operating expenses: Sales and marketing	$32,912	$39	$32,951
Net loss	$(21,673)	$(39)	$(21,712)
Net loss per share, basic and diluted	$(0.56)	$—	$(0.56)
Weighted average shares outstanding, basic and diluted	38,957	—	38,957
Condensed Consolidated Statement of Comprehensive Loss

	Three months ended March 31, 2015
	As reported	Adjustment	As adjusted
Net loss	$(21,673)	$(39)	$(21,712)
Unrealized gains on short-term investments, net	$20	$—	$20
Comprehensive loss	$(21,653)	$(39)	$(21,692)
There have been no changes, other than as discussed above, in our significant accounting policies for the three months ended March 31, 2016, as compared to the significant accounting policies described in our Annual Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In March 2016, the Financial Standards Board (FASB) issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to put most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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

2. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for each acquisition, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill related to each acquisition below, except for one of the acquisitions made in the fourth quarter of 2015, is deductible for tax purposes.

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

2015 Acquisitions

In the fourth quarter of the year ended December 31, 2015, the Company made two acquisitions that were accounted for as business combinations. The Company has provisionally estimated fair values of acquired tangible and intangible assets at the respective date of each acquisition. The amounts reported were considered provisional as the Company was completing the valuation work to determine the fair value of certain assets acquired. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements from the respective date of each acquisition.

The aggregate purchase price was $11,568. The following table summarizes the fair values of acquired tangible and intangible assets, liabilities and goodwill:

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

Fair value of acquired assets

The determination of the fair values of the assets acquired has been prepared on a provisional basis and changes to that determination may occur as additional information becomes available. The following table summarizes the fair values of acquired tangible, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Fixed assets acquired	$25	N/A
Developed technology	7,300	4
Goodwill	1,175	Indefinite
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

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible and intangible assets acquired, liabilities assumed and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets acquired	$1,275	N/A
Fixed assets acquired	174	N/A
Liabilities assumed	(448)	N/A
Deferred revenue assumed	(700)	N/A
Holdback liability to the sellers	(3,662)	N/A
Trade names	200	2
Customer relationships	4,200	7
Order Backlog	200	1
Developed technology	7,900	7
Goodwill	19,054	Indefinite
	$28,193

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2015	$133,769
Add: Goodwill from acquisitions	—
Less: Other purchase price allocation adjustments to Goodwill	—
Balance at March 31, 2016	$133,769

Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$57,268	$(30,736)	$26,532	$57,268	$(28,618)	$28,650
Customer relationships	18,384	(8,341)	10,043	23,382	(12,291)	11,091
Non-compete agreements	500	(428)	72	804	(691)	113
Trade names and patents	930	(487)	443	1,006	(502)	504
Order backlog	1,100	(265)	835	1,300	(328)	972
	$78,182	$(40,257)	$37,925	$83,760	$(42,430)	$41,330
Amortization of intangible assets expense was $3,405 and $2,707 for the three months ended March 31, 2016 and 2015, respectively.
Future estimated amortization of intangible assets expense as of March 31, 2016 are presented below:

Year ending December 31,
2016, remainder	$9,114
2017	9,174
2018	8,530
2019	5,164
2020	2,806
Thereafter	3,137
$37,925

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2016 and December 31, 2015 and the classification by level of input within the fair value hierarchy:

	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$345,475	$345,475	$—	$—
Corporate debt securities	1,804	—	1,804	—
Short-term investments:
Corporate debt securities	17,952	—	17,952	—
Commercial papers	14,392	—	14,392	—
Total financial assets	$379,623	$345,475	$34,148	$—

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$306,983	$306,983	$—	$—
Corporate debt securities	3,178	—	3,178	—
Commercial paper	8,996	—	8,996	—
Short-term investments:
Corporate debt securities	36,527	—	36,527	—
Commercial paper	16,290	—	16,290	—
U.S. agency securities	5,414	—	5,414	—
U.S. Treasury securities	1,801	—	1,801	—
Total financial assets	$379,189	$306,983	$72,206	$—

Based on quoted market prices as of March 31, 2016, the fair values of the 0.75% and 1.25% Convertible Senior Notes were approximately $222,175 and $294,175, respectively, determined using Level 2 inputs as they are not actively traded in markets.
The carrying amounts of the Company's cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$30,162	$—	$—	$30,162
Money market funds	345,475	—	—	345,475
Corporate debt securities	1,804	—	—	1,804
Total	$377,441	$—	$—	$377,441

Short-term investments:
Corporate debt securities	$17,954	$1	$(3)	$17,952
Commercial paper	14,392	—	—	14,392
Total	$32,346	$1	$(3)	$32,344

	December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,048	$—	$—	$27,048
Money market funds	306,983	—	—	306,983
Corporate debt securities	3,178	—	—	3,178
Commercial papers	8,996	—	—	8,996
Total	$346,205	$—	$—	$346,205

Short-term investments:
Corporate debt securities	$36,549	$—	$(22)	$36,527
Certificate of deposit	16,290	—	—	16,290
U.S. agency securities	5,415	—	(1)	5,414
U.S. Treasury securities	1,801	—	—	1,801
Total	$60,055	$—	$(23)	$60,032
As of March 31, 2016 and December 31, 2015, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during three months ended March 31, 2016.

5. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through 2020.

Premises rent expense was $1,179 and $867 for the three months ended March 31, 2016 and 2015, respectively.

Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment which expired in July and October 2015. These leases bore an annual interest rate of 4.5%. In July 2015, the Company entered into a new lease agreement (the "July 2015 Lease") to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. All leases are secured by fixed assets used in the Company's office locations.
At March 31, 2016, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2016, remainder	$31	$8,265
2017	41	7,149
2018	39	5,063
2019	37	4,371
2020	22	1,350
Thereafter	—	2,574
Total minimum lease payments	170	$28,772
Less: Amount representing interest	(23)
Present value of capital lease obligations	147
Less: current portion	(32)
Long-term portion of capital lease obligations	$115

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued the Company and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. The Company and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provided no basis or facts in support of this sum. On April 2, 2015, the court ordered that the claims construction hearing be held in June 2015. On April 23, 2015, Finjan amended its infringement contentions pursuant to court order that Finjan comply with the Patent Local Rules. On June 24, 2015, the court held the claims construction hearing in this matter. On December 3, 2015, the court issued its claim construction order. On December 17, 2015, the court held its hearing on defendants’ motion to strike Finjan’s additional infringement contentions and ordered that trial be set for June 13, 2016. On February 16, 2016, the court issued its order on the motion to strike additional infringement contentions, granting the majority of defendants’ requests. On February 22, 2016, the Company and Armorize filed their motion for summary judgment with the court. On April 12, 2016, the Court issued its ruling on that motion granting summary judgment of non-infringement on two of the eight patents in the case. Finjan has since confirmed that it will not further pursue infringement claims for an additional patent. The parties have agreed to meet for a settlement conference on May 5, 2016, and further stipulated to moving the pretrial conference and Daubert motion hearing to May 24, 2016. Based on the claims and the still-to-be filed pre-trial and Daubert motions, and based on our evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial statement impact, if any, remains uncertain at this time. The Company and Armorize are vigorously defending the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on the Company's balance sheet, results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

6. Convertible Senior Notes

0.75% Convertible Senior Notes due June 2020

On June 17, 2015, the Company issued $200,000 principal amount of 0.75% Convertible Senior Notes (the "0.75% Notes") due 2020 in a private offering to qualified institutional buyers ("Holders") pursuant to Rule 144A under the Securities Act of 1934, as amended (the "Securities Act"). The initial Holders of the 0.75% Notes also had an option to purchase an additional $30,000 in principal amount which was exercised in full. The net proceeds after the agent's discount and issuance costs of $6,581 from the 0.75% Notes offering were approximately $223,419. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 0.75% Notes bear interest at 0.75% per year, payable semi-annually in arrears every June 15 and December 15, beginning on December 15, 2015.

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

1.25% Convertible Senior Notes due December 2018

On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the "1.25% Notes," and together with the 0.75% Notes, the “Notes”) due 2018 in a private offering to Holders pursuant to Rule 144A under the Securities Act. The initial Holders of the 1.25% Notes also had an option to purchase an additional $26,250 in principal amount which was exercised in full. The net proceeds after the agent's discount and issuance costs of $5,803 from the 1.25% Notes offering were approximately $195,446. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 1.25% Notes bear interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.

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

Additionally, the discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 1.25% Notes. The equity issuance costs of $1,285 were recorded as a decrease to additional paid-in capital at the issuance date.

The following table presents the carrying values of all Notes as of March 31, 2016:

	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(52,251)	(28,203)	(80,454)
Net carrying amount	$177,749	$173,047	$350,796

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded on the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $2,877 issuance costs.

For the three months ended March 31, 2016 and 2015, the Company incurred the following interest expense related to the Notes:

	Three Months Ended March 31,
	2016	2015
Interest expense related to contractual interest coupon	$1,060	$629
Amortization of debt discount and issuance costs	5,096	2,266
	$6,156	$2,895

7. Stock Equity Plans

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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of March 31, 2016, 6,825 shares were available for future grant. Restricted stock awards generally vest over a four-year period.
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

There were no options granted during the three months period ended March 31, 2016. The weighted average fair value of stock options granted to employees was $23.92 during the three months ended March 31, 2015. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,	Three months ended March 31,
	2016	2015
Expected life (in years)	n/a	6.08
Volatility	n/a	52%
Risk-free interest rate	n/a	1.6%
Dividend yield	n/a	—%

The estimate for expected life of options granted reflects the midpoint of the vesting term and the contractual life computed utilizing the simplified method as allowed by the SEC staff. The Company does not have significant historical share option exercise experience and hence considers the expected term assumption calculated using the simplified method to be reasonable. Starting January 1, 2016, the expected volatility of the Company's common stock will be based on the Company's historical volatility. Prior to January 1, 2016, the common stock price volatility was determined based on the historical average volatilities of the common stock of a group of publicly-traded peer companies that operate in a similar industry as the Company did not have sufficient trading history for its common stock. The risk-free interest rate used was the Federal Reserve Bank's constant maturities interest rate commensurate with the expected life of the options in effect at the time of the grant. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2015	4,042	$15.10	5.77	$201,736
Options granted	—	—
Options exercised	(310)	6.58
Options forfeited and canceled	(10)	24.58
Balance at March 31, 2016	3,722	$15.78	5.69	$142,610

The total intrinsic value of options exercised was $14,153 and $24,627 for the three months ended March 31, 2016 and 2015, respectively. Total cash proceeds from such option exercises were $2,042 and $4,029 for the three months ended March 31, 2016 and 2015, respectively.

The fair value of option grants that vested was $3,231 and $3,601 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company had unamortized stock-based compensation expense of $11,711 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 1.74 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2015	3,311	$47.94
Awards granted	528	50.19
Awards vested	(320)	43.74
Awards forfeited	(79)	49.24
Awarded and unvested at March 31, 2016	3,440	$48.65

As of March 31, 2016, there was $103,629 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.24 years.

The Company granted 105 and 172 PSUs in the three months ended March 31, 2016 and 2015, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $11,639 as of March 31, 2016, net of estimated forfeitures.
Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus awards was $1,063 and $5,676 as of March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016 and 2015, 93 and 27 shares, respectively, of common stock earned under the stock bonus program were issued. Stock based compensation expense related to stock bonus program was $1,035 and $764 for the three months ended March 31, 2016 and 2015, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest annually over a three-year period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. During the three months ended March 31, 2016, 45 shares were vested and issued. The Company recognized $572 and $154 of stock-based compensation expense related to these liability awards for the three months ended March 31, 2016 and 2015, respectively.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2016, there were 1,560 shares of the Company's common stock available for future issuance under the ESPP.
As of March 31, 2016, the Company expects to recognize $390 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.
Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with the total fair value of $2,357 and two-year cliff vesting in 2016. The Company recognized $295 of stock based compensation expense in each of the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $688 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
8. Net Loss per Share
Basic net loss per share of common stock is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The weighted-average number of shares of common stock used to calculate basic net loss per share of common stock excludes those shares subject to repurchase related to stock options or restricted stock that were exercised or issued prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of shares of common stock, excluding common stock subject to repurchase, and, if dilutive, potential shares of common stock outstanding during the period. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2016	2015
Stock options to purchase common stock	3,722	4,743
Restricted stock units	3,440	3,274
Employee stock purchase plan	81	90
Common stock subject to repurchase	78	54
Bonus and other liability awards	120	171
1.25% Convertible senior notes	5,158	5,158
0.75% Convertible senior notes	2,831	—
Total	15,430	13,490

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
Starting January 1, 2016, the Company included privacy solutions into the "Archiving, Privacy and Governance" group. Amounts in the comparable prior period have been reclassified to conform to the current presentation. The following sets forth total revenue by solutions offered by the Company and geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended March 31,
	2016	2015
Total revenue by solution:
Protection and Advanced Threat	$56,462	$38,874
Archiving, Privacy and Governance	22,541	18,889
Total revenue	$79,003	$57,763

	Three Months Ended March 31,
	2016	2015
Total revenue:
United States	$65,449	$47,054
Rest of world	13,554	10,709
Total revenue	$79,003	$57,763

Long-lived assets by geographic area are presented below:

	As of March 31,	As of December 31,
	2016	2015
Long-lived assets:
United States	$32,004	$29,514
Rest of world	5,969	4,987
Total long‑lived assets	$37,973	$34,501

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

Income tax expense for the three months ended March 31, 2016 was $257 on a pre-tax loss of $31,399. The Company recognized income tax expense of $162 for the three months ended March 31, 2015 on a pre-tax loss of $21,550. The income tax rate for the three months ended March 31, 2016 and 2015 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company's effective tax rate for each of the three months ended March 31, 2016 and 2015 was negative 0.8%.

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

As of March 31, 2016, the Company's gross uncertain tax benefits totaled $5,102, excluding related accrued interest and penalties of $242. As of March 31, 2016, $1,243 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the three months ended March 31, 2016, the Company's gross uncertain tax benefits increased $282. The increase is comprised of a $257 increase for tax positions taken in the current period, a $29 increase for tax positions taken in prior periods, offset by a $4 decrease related to statute of limitation expirations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our 2015 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2015 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers over 90%. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented greater than 15% of our billings each year since 2008.

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

Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. We offer various trainings and professional services for those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data. In some cases, we provide a hardware appliance to those customers that elect to host elements of our solution behind their firewall. Increasing adoption of virtualization in the data center has led to a decline in the sales of our hardware appliances and a shift towards our software-based virtual appliances, which are delivered as a download via the Internet. Our hardware and services offerings carry lower margins and are provided as a courtesy to our customers. We expect the overall proportion of revenue derived from the hardware and services offerings to generally remain below 5% of our total revenue.

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 27% for the three months ended March 31, 2016 as compared to the prior year period. In terms of customer concentration, there were no individual customers or partners that accounted for more than 10% of our total revenue for the three months ended March 31, 2016.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Key Opportunities and Challenges
The total costs associated with the teams tasked with closing business with new customers and additional business with our existing customers have represented more than 90% of our total sales and marketing costs since 2008. Although we expect customers to be profitable over the duration of the customer relationship, the upfront costs typically exceed related revenue during the earlier periods of a contract. As a result, while our practice of invoicing our customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are limited in the period where the sales and marketing costs are incurred. Accordingly, an increase in the mix of new customers as a percentage of total customers would likely negatively impact our near-term operating results. On the other hand, we expect that an increase in the mix of existing customers as a percentage of total customers would positively impact our operating results over time. As we accumulate customers that continue to renew their contracts, we anticipate that our mix of existing customers will increase, contributing to a decrease in our sales and marketing costs as a percentage of total revenue and a commensurate improvement in our operating income.

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

To date, our customers have primarily used our solutions in conjunction with email messaging content. We have developed solutions to address new and evolving messaging solutions such as social media and file sharing applications, but these solutions are relatively nascent. If customers increase their use of these new messaging solutions in the future, we anticipate that our growth in revenue associated with older email messaging solutions may slow over time. Although revenue associated with our social media and file sharing applications has not been material to date, we believe that our ability to provide security, archiving, governance and discovery for these new solutions will be viewed as valuable by our existing customers, enabling us to derive revenue from these new forms of messaging and communication.

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

With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 14 to 22 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.

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

Key Metrics

We regularly review a number of metrics, including the following key metrics presented in the table below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Many of these key metrics, such as non-GAAP gross margin, billings, adjusted EBITDA and free cash flows, are non-GAAP measures. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Total revenue	$79,003	$57,763
Growth	37%	35%
Gross margin percentage	69%	67%
Non-GAAP gross margin (non-GAAP)	74%	71%
Billings (non-GAAP)	$98,305	$66,354
Growth	48%	42%
Adjusted EBITDA (non-GAAP)	$1,317	$1,153
Free cash flows (non-GAAP)	$9,580	$7,940
Non-GAAP gross margin
We define non-GAAP gross margin as non-GAAP gross profit divided by GAAP revenue. We define non-GAAP gross profit as GAAP gross profit, adjusted to exclude stock-based compensation expense and the amortization of intangibles associated with acquisitions. We consider this non-GAAP financial measure to be a useful metric for management and investors because it excludes the effect of stock-based compensation expense and the amortization of intangibles associated with acquisitions so that our management and investors can compare our recurring core business operating results over multiple periods. However, there are a number of limitations related to the use of non-GAAP gross margin versus gross margin calculated in accordance with GAAP. For example, stock-based compensation has been and will continue to be for the foreseeable future a significant recurring expense in our business. Stock-based compensation is an important part of our employees’ compensation and impacts their performance. In addition, the components of the costs that we exclude in our calculation of non-GAAP gross margin may differ from the components that our peer companies exclude when they report their non-GAAP results.  Management compensates for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP gross margin and evaluating non-GAAP gross margin together with gross margin calculated in accordance with GAAP.
The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
GAAP gross profit	$54,179	$38,475
GAAP gross margin	69%	67%
Plus:
Stock-based compensation expense	1,991	1,369
Intangible amortization expense	2,117	1,380
Non-GAAP gross profit	$58,287	$41,224
Non-GAAP gross margin	74%	71%
Billings
We have included billings, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to manage our business and monitor our near term cash flows. We define billings as total revenue plus change in deferred revenue during a period. We have provided a reconciliation between total revenue, the most directly comparable GAAP financial measure, and billings. Accordingly, we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end.
The following table presents the reconciliation of total revenue to billings for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total revenue	$79,003	$57,763
Deferred revenue
Ending	243,028	171,966
Beginning	223,726	162,675
Net change	19,302	9,291
Less: deferred revenue contributed by acquisitions	—	(700)
Billings	$98,305	$66,354
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest (income) expense, net, provision for (benefit from) income taxes, stock-based compensation, acquisition- and litigation-related expenses, other (income) expense, net. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
It is useful to exclude certain non-cash charges, such as depreciation, amortization of intangible assets and stock-based compensation and non-core operational charges, such as acquisition- and litigation-related expenses, from adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets or the timing of new stock‑based awards, as the case may be.
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
The following table presents the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(31,656)	$(21,712)
Depreciation	3,831	2,757
Amortization of intangible assets	3,405	2,707
Interest expense	5,800	2,853
Provision for income taxes	257	162
EBITDA	(18,363)	(13,233)
Stock-based compensation expense	18,483	12,426
Acquisition-related expense	4	247
Litigation-related expense	1,195	533
Other (income) expense, net	(2)	1,180
Adjusted EBITDA	$1,317	$1,153
Free cash flows
We define free cash flow as net cash provided by operating activities minus capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities as a means for evaluating our company is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. Management compensates for this limitation by providing information about our capital expenditures on the face of the cash flow statement and in the "Liquidity and Capital Resources" section below.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
GAAP cash flows provided by operating activities:	$17,418	$12,524
Less:
Purchases of property and equipment	(7,838)	(4,584)
Non-GAAP free cash flows	$9,580	$7,940

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
We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred commissions, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessment of goodwill, intangible assets and other long-lived assets, loss contingency, and recognition and measurement of current and deferred income taxes have the greatest potential impact on our accompanying Condensed Consolidated Financial Statements, and consider these to be our critical accounting estimates. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2015 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies, except for commissions accounting (see below and Note 1 to the accompanying Condensed Consolidated Financial Statements), as compared to the significant accounting policies described in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.
Deferred Commissions
Deferred commissions are the direct and incremental selling costs that are associated with our customer contracts and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The commissions are amortized to sales and marketing expense over the non-cancelable terms of the related contracts with our customers. The commission payments, which are paid in full the month after the customer's service commences, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. See Note 1 to the accompanying Condensed Financial Statements.
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

Hardware and services.    We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. We typically invoice customers for services at the time the order is placed and recognize this revenue ratably over the term of the contract. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. We expect the overall proportion of revenue derived from hardware and service offerings to generally remain below 5% of our total revenue.

Cost of Revenue
Our cost of revenues consists of cost of subscription revenue and cost of hardware and services revenue. Personnel costs, which consist of salaries, benefits, bonuses, stock-based compensation, data center costs and hardware costs are the most significant components of our cost of revenues. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business. Our headcount has increased 40% from December 31, 2014 to December 31, 2015. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Interest expense
Interest expense consists of interest income earned on our cash, cash equivalents and short-term investments, the interest expense related to our convertible senior notes and our capital lease payments.

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

	Three Months Ended March 31,
	2016		2015
	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$77,397	98%	$55,856	97%
Hardware and services	1,606	2	1,907	3
Total revenue	79,003	100	57,763	100
Cost of revenue:
Subscription	21,682	27	16,334	28
Hardware and services	3,142	4	2,954	5
Total cost of revenue	24,824	31	19,288	33
Gross profit	54,179	69	38,475	67
Operating expense:
Research and development	22,653	29	15,708	27
Sales and marketing	46,523	59	32,951	57
General and administrative	10,604	13	7,333	13
Total operating expense	79,780	101	55,992	97
Operating loss	(25,601)	(32)	(17,517)	(30)
Interest expense	(5,800)	(8)	(2,853)	(5)
Other income expense, net	2	—	(1,180)	(2)
Loss before provision for income taxes	(31,399)	(40)	(21,550)	(37)
Provision for income taxes	(257)	—	(162)	—
Net loss	$(31,656)	(40)%	$(21,712)	(37)%

Comparison of the three months ended March 31, 2016 and 2015:
Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Revenue
Subscription	$77,397	$55,856	39%
Hardware and services	1,606	1,907	(16)
Total revenue	$79,003	$57,763	37%
Subscription revenue for the three months ended March 31, 2016 increased $21.5 million, or 39%, as compared to the corresponding period last year, primarily due to an $18.3 million increase in subscription revenue contributed from the United States market. To a lesser extent, for the same period, there was an increase of $3.2 million in revenue contributed from international locations. The increases were due to improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions. Additionally, the revenue released from acquired deferred revenue related to historical acquisitions made was $0.9 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.
Hardware and services revenue for the three months ended March 31, 2016 decreased $0.3 million, or 16%, as compared to the corresponding period last year due to lower revenue from hardware units sold due to product mix.
Cost of Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Cost of revenue
Subscription	$21,682	$16,334	33%
Hardware and services	3,142	2,954	6
Total cost of revenue	$24,824	$19,288	29%
Cost of subscription revenue for the three months ended March 31, 2016 increased $5.3 million, or 33%, as compared to the corresponding period last year, primarily due to an increase in operations-related expense of $3.1 million, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Additionally, support-related expenses increased $1.1 million primarily due to higher headcount and consulting costs. Data center costs increased $1.1 million primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for the three months ended March 31, 2016 increased $0.2 million, or 6%, as compared to the corresponding period last year, which was insignificant.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Research and development	$22,653	$15,708	44%
Percent of total revenue	29%	27%
Research and development expenses increased $6.9 million, or 44%, for the three months ended March 31, 2016, as compared to the corresponding period last year, primarily due to personnel-related cost increase of $5.2 million from higher headcount. Additionally, corporate and facilities expense increased $0.5 million primarily due to expanded operations. Consulting costs increased $1.2 million due to expansion in outsourced services.

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Sales and marketing	$46,523	$32,951	41%
Percent of total revenue	59%	57%

Sales and marketing expenses increased $13.6 million, or 41% for the three months ended March 31, 2016, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $12.7 million, which included increases in stock-based compensation expense of $1.9 million. Corporate and facilities expenses increased $0.9 million due to higher headcount. Marketing expenses related to trade shows and traveling increased $1.2 million due to the increase in headcount and timing of the marketing events. The increase was offset by the $1.3 million decrease in lead generation and outside services.

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
General and administrative	$10,604	$7,333	45%
Percent of total revenue	13%	13%
General and administrative expenses increased $3.3 million, or 45% for the three months ended March 31, 2016, as compared to the corresponding period last year. The increase was primarily due to an increase in personnel costs of $2.5 million and corporate expense of $0.3 million from higher headcount. Additionally, litigation expense increased $0.7 million due to ongoing litigation with Finjan. The increase was offset by $0.2 million decrease in acquisition expenses as there were no business acquisitions during the three months ended March 31, 2016.

Interest Expense

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Interest expense	$(5,800)	$(2,853)	(103%)
The change in interest expense was due to accretion and coupon expense additions of $3.3 million for the three months ended March 31, 2016, due to the issuance of the 0.75% Notes in June 2015 (see Note 6 to the accompanying Condensed Consolidated Financial Statements). The increase was offset by $0.3 million increase in interest income from our cash equivalents and short-term investments.

Other Income (Expense), Net

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Other income (expense), net	$2	$(1,180)	100%
Other income (expense), increased $1.2 million for the three months ended March 31, 2016, as compared to the corresponding period last year, primarily due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Provision for income taxes	$(257)	$(162)	59%
The change in provision for income taxes was insignificant for the three months ended March 31, 2016 as compared to the corresponding period last year.

Liquidity and Capital Resources
As of March 31, 2016, we had $377.4 million in cash and cash equivalents and $32.3 million in short-term investments, for a total of $409.8 million. Also refer to Note 6 "Convertible Senior Notes" to the condensed consolidated financial statements for discussion of the Notes.

As of March 31, 2016, we had approximately $3.7 million of cash and cash equivalents at our foreign subsidiaries. We estimated that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$17,418	$12,524
Net cash provided by (used in) investing activities	$19,821	$(21,686)
Net cash used in financing activities	$(6,231)	$(533)
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
Net cash provided by operating activities in the three months ended March 31, 2016 was $17.4 million, as compared to $12.5 million provided in the three months ended March 31, 2015. The increase of $4.9 million was primarily due to:

•
An increase in amortization of intangible assets of $0.7 million due to the acquisitions made in 2015, and an increase in depreciation of fixed assets of $1.1 million due to the increase in capital expenditure;

•	Stock-based compensation expenses increase of $6.1 million due to the increase in headcount and grants made;

•	An increase in amortization of debt issuance costs and accretion of debt discount of $2.8 million primarily due to the issuance of the 0.75% Notes;

•
An increase in deferred commissions change of $1.4 million due to higher deferred commission amortization in the three months ended March 31, 2016 as compared to the same period last year, higher commissions rate in the fourth quarter of 2015 as compared to the same period in 2014 and shorter amortization period;

•	An increase in accounts payable change of $1.2 million and accrued liabilities change of $2.5 million due to the timing of compensation and other payments;

•	An increase in deferred revenue change of $10.7 million due to higher billings;

•
The increase was offset by a net loss change of $9.9 million, decrease in accounts receivable change of $10.2 million due to timing of collections, and an increase in foreign exchange gain of $1.4 million due to the depreciation of U.S. dollar in the three months ended March 31, 2015.

Net Cash Flows Used in Investing Activities
Our primary investing activities have consisted of the acquisitions of businesses, the sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Net cash provided by investing activities was $19.8 million in the three months ended March 31, 2016, as compared to $21.7 million used in the three months ended March 31, 2015. The increase of $41.5 million was due to $43.6 million increase in sales and maturities of short-term investments, $28.1 million was paid to acquire a business in the three months ended March 31, 2015 and no businesses were acquired in the same period in 2016. The increase was offset by $27.0 million paid for short-term investments and an increase in capital expenditures of $3.3 million for infrastructure expansion and daily operations.
Net Cash Flows Provided by Financing Activities

Net cash used in financing activities was $6.2 million in the three months ended March 31, 2016 as compared to $0.5 million used in the three months ended March 31, 2015. The increase in cash usage of $5.7 million was primarily due to $2.1 million decrease in proceeds from employee stock plans, $2.6 million decrease in withholding taxes paid related to restricted stock net share settlement and $1.4 million paid in the three months ended March 31, 2016, to release contingent liabilities related to indemnification liabilities incurred in connection with the Abaca Technology Corporation acquisition in July 2013.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $409.8 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2016, we had an outstanding balance of $431.3 million aggregate principal amount of the Notes (see Note 6 to the accompanying Condensed Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the period of occurrence. Aggregate foreign currency transaction gain included in determining net loss was $0.2 million for the three months ended March 31, 2016 and we incurred $1.1 million loss for the three months ended March 31, 2015. Transaction gains and losses are included in other expense, net.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued us and our wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages. We and Armorize filed an answer to the complaint on February 10, 2014. On April 15, 2014, Finjan’s initial disclosures in the lawsuit alleged approximately $13,500 in damages, but provided no basis or facts in support of this sum. On April 2, 2015, the court ordered that the claims construction hearing be held in June 2015. On April 23, 2015, Finjan amended its infringement contentions pursuant to court order that Finjan comply with the Patent Local Rules. On June 24, 2015, the court held the claims construction hearing in this matter. On December 3, 2015, the court issued its claim construction order. On December 17, 2015, the court held its hearing on defendants’ motion to strike Finjan’s additional infringement contentions and ordered that trial be set for June 13, 2016. On February 16, 2016, the court issued its order on the motion to strike additional infringement contentions, granting the majority of defendants’ requests. On February 22, 2016, we and Armorize filed a motion for summary judgment with the court. On April 12, 2016, the Court issued its ruling on that motion granting summary judgment of non-infringement on two of the eight patents in the case. Finjan has since confirmed that it will not further pursue infringement claims for an additional patent. The parties have agreed to meet for a settlement conference on May 5, 2016, and further stipulated to moving the pretrial conference and Daubert motion hearing to May 24, 2016. Based on the claims and the still-to-be filed pre-trial and Daubert motions, and based on our evaluation of the facts available at this time, the amount or range of reasonable possible losses to which the Company or Armorize is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial statement impact, if any, remains uncertain at this time. We and Armorize are vigorously defending the lawsuit. Intellectual property litigation is subject to inherent uncertainties, and there can be no assurance that the expenses associated with defending any litigation or the resolution of this dispute would not have a material adverse impact on our consolidated balance sheet, results of operations or cash flows. Regardless of the outcome, such proceedings and claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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
We have incurred net losses in every year since our inception, and had net losses of $31.7 million and $21.7 million for the three months ended March 31, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $389.6 million as of March 31, 2016. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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

•    general economic conditions, both domestically and in our foreign markets, and changes to currency exchange rates;

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

We believe that there is a trend for large and mid-sized enterprises to migrate their on-premise email systems to cloud-based offerings. If we fail to successfully develop, market, broaden or enhance our solutions to continue to be attractive to existing customers currently using cloud-based email systems or to new prospects, our ability to grow or maintain our revenue could be harmed, and our business could suffer.
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

We sell our security and compliance offerings primarily to enterprise IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed in the sales cycle. Increasingly, we have found that security, legal and compliance departments are involved in testing, evaluating and finally approving purchases, which has also made the sales cycle longer and less predictable. We may not be able to accurately predict or forecast the timing of sales, which makes our future revenue difficult to predict and could cause our results to vary significantly. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.

Our cash flow is dependent in part upon our average contract durations, so significant shortening of our average contract durations may cause significant negative impact to our operating results.
With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 14 to 22 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. If these average contract durations were to shorten significantly from their current range, it may cause us to experience less favorable cash flows as compared to our current operating condition, requiring us to seek additional sources of capital to fund our operations.
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

•	immaturity of compliance regulations in other jurisdictions, which may lower demand for our solutions;

•	greater difficulty with payment collections and longer payment cycles;

•	higher employee costs and difficulty terminating non-performing employees;

•	differences in workplace cultures;

•	the need to adapt our solutions for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	adverse tax consequences;

•	restrictions on the transfer of funds;

•	anti-bribery compliance by us or our partners, including under the Foreign Corrupt Practices Act and similar laws of other jurisdictions; and

•	new and different sources of competition.
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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. For example, on December 16, 2013, Finjan, Inc. sued us and Armorize in the United States District Court, Northern District, of California for alleged patent infringement. To the extent we gain greater visibility, we could face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third‑party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

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

We have experienced significant growth in recent periods. For example, we grew full-time employee headcount 40% from December 31, 2014 to December 31, 2015. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
We have, and may further, expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders' ownership interests and consume corporate resources that otherwise would be necessary to sustain and grow our business.
We have made multiple acquisitions in the past, and our business strategy may, from time to time, continue to include acquiring complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution, or investments by or between the two parties. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to close these transactions may be subject to third‑party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of March 31, 2016, we had $171.7 million in goodwill and intangible assets, net of accumulated amortization, recorded on our accompanying Condensed Consolidated Balance Sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders' ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002 (the "Sarbanes-Oxley Act"), and the rules and regulations of the NASDAQ Global Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm report regarding the effectiveness of our internal control over financial reporting that we are required to include in our Annual Report on Form 10-K under Section 404 of the Sarbanes‑Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

As of March 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2018 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

In December 2013, we completed an offering of $201.3 million aggregate principal amount of 1.25% convertible senior notes due 2018 and in June 2015, we completed an offering of $230.0 million aggregate principal amount of 0.75% convertible senior notes due 2020. As a result of these convertible senior notes offerings, we incurred $431.3 million principal amount of indebtedness, the principal amounts of which we may be required to pay at maturity in 2018 and 2020, or, upon the occurrence of a make-whole fundamental changes (as defined in the indentures). There can be no assurance that we will be able to repay these indebtedness when due, or that we will be able to refinance these indebtedness on acceptable terms or at all. In addition, these indebtedness could, among other things:

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
Anti-takeover provisions contained in our certificate of incorporation, bylaws and convertible senior notes, as well as provisions of Delaware law, could impair a takeover attempt.
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
Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our convertible senior notes.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock units and restricted stock pursuant to our employee benefit plans, for purchase by employees under our employee stock purchase plan, and upon conversion of the notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our convertible senior notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

18.01	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle					X
31.01	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on April 28, 2016.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)