Form 10-Q
period 2016-06-30
PROOFPOINT INC
filed 2016-08-02
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 22, 2016: 42,034,568 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$367,260	$346,205
Short-term investments	44,860	60,032
Accounts receivable, net of allowance for doubtful accounts of $179 and $199 as of June 30, 2016 and December 31, 2015, respectively	57,756	54,522
Inventory	302	485
Deferred product costs	1,770	2,228
Deferred commissions	18,687	19,314
Prepaid expenses and other current assets	5,987	5,695
Total current assets	496,622	488,481
Property and equipment, net	43,426	34,501
Deferred product costs	336	314
Goodwill	133,769	133,769
Intangible assets, net	34,556	41,330
Long-term deferred commissions	3,494	3,488
Other assets	3,984	3,733
Total assets	$716,187	$705,616
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,484	$14,081
Accrued liabilities	30,314	35,053
Capital lease obligations	33	32
Deferred rent	551	496
Deferred revenue	215,759	182,195
Total current liabilities	264,141	231,857
Convertible senior notes	355,967	345,699
Long-term capital lease obligations	106	123
Long-term deferred rent	1,967	2,033
Other long-term liabilities	4,422	1,188
Long-term deferred revenue	38,611	41,531
Total liabilities	665,214	622,431
Commitments and contingencies (note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 41,947 and 40,840 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	478,828	441,104
Accumulated other comprehensive loss	(2)	(23)
Accumulated deficit	(427,857)	(357,900)
Total stockholders’ equity	50,973	83,185
Total liabilities and stockholders’ equity	$716,187	$705,616
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription	$87,318	$61,778	$164,715	$117,634
Hardware and services	2,586	1,768	4,192	3,675
Total revenue	89,904	63,546	168,907	121,309
Cost of revenue:(1)(2)
Subscription	23,198	16,829	44,880	33,163
Hardware and services	3,460	2,995	6,602	5,949
Total cost of revenue	26,658	19,824	51,482	39,112
Gross profit	63,246	43,722	117,425	82,197
Operating expense:(1)(2)
Research and development	23,588	18,659	46,241	34,367
Sales and marketing	48,664	35,638	95,187	68,589
General and administrative	22,999	8,495	33,603	15,828
Total operating expense	95,251	62,792	175,031	118,784
Operating loss	(32,005)	(19,070)	(57,606)	(36,587)
Interest expense	(5,809)	(3,332)	(11,609)	(6,185)
Other expense, net	(302)	(80)	(300)	(1,260)
Loss before provision for income taxes	(38,116)	(22,482)	(69,515)	(44,032)
Provision for income taxes	(185)	(112)	(442)	(274)
Net loss	$(38,301)	$(22,594)	$(69,957)	$(44,306)
Net loss per share, basic and diluted	$(0.92)	$(0.57)	$(1.69)	$(1.13)
Weighted average shares outstanding, basic and diluted	41,605	39,567	41,349	39,264

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$1,721	$1,148	$3,359	$2,263
Cost of hardware and services revenue	392	250	745	504
Research and development	5,877	5,762	11,479	9,700
Sales and marketing	6,718	5,157	13,536	10,026
General and administrative	4,000	2,918	8,072	5,168
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$2,118	$1,589	$4,235	$2,969
Research and development	15	23	30	46
Sales and marketing	1,236	1,304	2,509	2,597
General and administrative	—	1	—	12
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(38,301)	$(22,594)	$(69,957)	$(44,306)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	—	5	21	25
Comprehensive loss	$(38,301)	$(22,589)	$(69,936)	$(44,281)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(69,957)	$(44,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,621	11,427
Loss on disposal of property and equipment	288	115
Amortization of investment premiums, net of accretion of purchase discounts	35	206
Recovery of allowance for doubtful accounts	(20)	(252)
Stock-based compensation	37,191	27,661
Amortization of debt issuance costs and accretion of debt discount	10,268	4,962
Foreign currency transaction loss	35	1,064
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,279)	(2,533)
Inventory	183	64
Deferred product costs	435	(341)
Deferred commissions	621	(2,340)
Prepaid expenses	(533)	(782)
Other current assets	104	585
Deferred income taxes	(167)	144
Long-term assets	51	109
Accounts payable	5,959	825
Accrued liabilities	(755)	(2,855)
Deferred rent	(12)	(221)
Deferred revenue	30,643	20,566
Net cash provided by operating activities	25,711	14,098
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	68,900	25,959
Purchase of short-term investments	(53,742)	—
Purchase of property and equipment	(16,194)	(10,427)
Acquisitions of businesses, net of cash acquired	—	(31,624)
Net cash used in investing activities	(1,036)	(16,092)
Cash flows from financing activities
Proceeds from issuance of common stock	10,335	9,676
Withholding taxes related to restricted stock net share settlement	(12,572)	(8,427)
Repayments of equipment loans and capital lease obligations	(16)	(693)
Proceeds from issuance of convertible senior notes, net of discount	—	223,790
Holdback payments for prior acquisitions	(1,397)	—
Net cash (used in) provided by financing activities	(3,650)	224,346
Effect of exchange rate changes on cash and cash equivalents	30	(545)
Net increase in cash and cash equivalents	21,055	221,807
Cash and cash equivalents
Beginning of period	346,205	180,337
End of period	$367,260	$402,144

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$5,773	$5,949
Liability awards converted to equity	$6,059	$1,745
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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for other interim periods or for future years.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of June 30, 2016.

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

From time to time, certain third parties that the Company has an arrangement with provide the Company with referrals for which the Company pays a referral fee. The referral fee paid could vary depending on the level of effort. These fees are recorded in sales and marketing expense in proportion to the related revenue streams consistent with the sales commissions accounting. The Company did not incur any material referral fee expenses during the three and six months ended June 30, 2016 and 2015.

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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through June 30, 2016, the Company has not experienced significant credit losses.

Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and six months ended June 30, 2016 and 2015.
Sales Commissions
Effective January 1, 2016, the Company changed its accounting policy for sales commissions that are incremental and directly related to its customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. Deferred commissions as of June 30, 2016 and December 31, 2015 were $22,181 and $22,802, respectively. During the three and six months ended June 30, 2016, the Company deferred $9,109 and $15,038 of commission costs and amortized $8,249 and $15,660 within sales and marketing expense, respectively. During the three and six months ended June 30, 2015, the Company deferred $7,392 and $11,892 of commission costs and amortized $5,013 and $9,552 within sales and marketing expense, respectively.

The Company believes this change in accounting policy is preferable as the direct and incremental commission costs are closely related to the revenue, and therefore they should be recorded as an asset and recognized as an expense over the same period that the related revenue is recognized.

The cumulative effect of the change on accumulated deficit was $15,060 as of December 31, 2014. The following tables present the changes to the financial statement lines as a result of the accounting change for the periods presented in the accompanying unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet

	As of December 31, 2015
	As reported	Adjustment	As adjusted
Short-term deferred commissions	$—	$19,314	$19,314
Long-term deferred commissions	$—	$3,488	$3,488
Accumulated deficit	$(380,702)	$22,802	$(357,900)

Condensed Consolidated Statement of Operations

	Three months ended June 30, 2015			Six months ended June 30, 2015
	As reported	Adjustment	As adjusted	As reported	Adjustment	As adjusted
Operating expenses: Sales and marketing	$38,017	$(2,379)	$35,638	$70,929	$(2,340)	$68,589
Net loss	$(24,973)	$2,379	$(22,594)	$(46,646)	$2,340	$(44,306)
Net loss per share, basic and diluted	$(0.63)	$0.06	$(0.57)	$(1.19)	$0.06	$(1.13)
Weighted average shares outstanding, basic and diluted	39,567	—	39,567	39,264	—	39,264
Condensed Consolidated Statement of Comprehensive Loss

	Three months ended June 30, 2015			Six months ended June 30, 2015
	As reported	Adjustment	As adjusted	As reported	Adjustment	As adjusted
Net loss	$(24,973)	$2,379	$(22,594)	$(46,646)	$2,340	$(44,306)
Unrealized gains on short-term investments, net	$5	$—	$5	$25	$—	$25
Comprehensive loss	$(24,968)	$2,379	$(22,589)	$(46,621)	$2,340	$(44,281)
There have been no changes, other than as discussed above, in the Company's significant accounting policies for the three and six months ended June 30, 2016, as compared to the significant accounting policies described in the Company's Annual Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance (ASU 2016-08); ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and iii) narrow-scope improvements and practical expedients (ASU 2016-12). The Company is currently evaluating the timing and impact of the adoption of the standard on its consolidated financial statements.

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

2015 Acquisitions

In the fourth quarter of the year ended December 31, 2015, the Company made two acquisitions that were accounted for as business combinations. The Company has provisionally estimated fair values of acquired tangible and intangible assets at the respective date of each acquisition. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets acquired. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements from the respective date of each acquisition.

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

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible and intangible assets acquired, liabilities assumed and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets acquired	$1,275	N/A
Fixed assets acquired	174	N/A
Liabilities assumed	(448)	N/A
Deferred revenue assumed	(700)	N/A
Holdback liability to the sellers	(3,662)	N/A
Trade names	200	2
Customer relationships	4,200	7
Order Backlog	200	1
Developed technology	7,900	7
Goodwill	19,054	Indefinite
	$28,193

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2015	$133,769
Add: Goodwill from acquisitions	—
Less: Other purchase price allocation adjustments to Goodwill	—
Balance at June 30, 2016	$133,769

Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$57,268	$(32,853)	$24,415	$57,268	$(28,618)	$28,650
Customer relationships	18,384	(9,391)	8,993	23,382	(12,291)	11,091
Non-compete agreements	500	(470)	30	804	(691)	113
Trade names and patents	930	(547)	383	1,006	(502)	504
Order backlog	1,100	(365)	735	1,300	(328)	972
	$78,182	$(43,626)	$34,556	$83,760	$(42,430)	$41,330
Amortization of intangible assets expense was $3,369 and $2,917 for the three months ended June 30, 2016 and 2015, respectively, and $6,774 and $5,624 for the six months ended June 30, 2016 and 2015, respectively.

Future estimated amortization of intangible assets expense as of June 30, 2016 are presented below:

Year ending December 31,
2016, remainder	$5,745
2017	9,174
2018	8,530
2019	5,164
2020	2,806
Thereafter	3,137
$34,556

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2016 and December 31, 2015 and the classification by level of input within the fair value hierarchy:

	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$334,357	$334,357	$—	$—
Commercial paper	801	—	801	—
Short-term investments:
Corporate debt securities	26,835	—	26,835	—
Commercial papers	18,025	—	18,025	—
Total financial assets	$380,018	$334,357	$45,661	$—

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$306,983	$306,983	$—	$—
Corporate debt securities	3,178	—	3,178	—
Commercial paper	8,996	—	8,996	—
Short-term investments:
Corporate debt securities	36,527	—	36,527	—
Commercial paper	16,290	—	16,290	—
U.S. agency securities	5,414	—	5,414	—
U.S. Treasury securities	1,801	—	1,801	—
Total financial assets	$379,189	$306,983	$72,206	$—
Based on quoted market prices as of June 30, 2016, the fair values of the 0.75% and 1.25% Convertible Senior Notes were approximately $245,238 and $315,459, respectively, determined using Level 2 inputs as they are not actively traded in markets.
The carrying amounts of the Company's cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$32,102	$—	$—	$32,102
Money market funds	334,357	—	—	334,357
Commercial paper	801	—	—	801
Total	$367,260	$—	$—	$367,260

Short-term investments:
Corporate debt securities	$26,838	$2	$(5)	$26,835
Commercial paper	18,025	—	—	18,025
Total	$44,863	$2	$(5)	$44,860

	December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,048	$—	$—	$27,048
Money market funds	306,983	—	—	306,983
Corporate debt securities	3,178	—	—	3,178
Commercial papers	8,996	—	—	8,996
Total	$346,205	$—	$—	$346,205

Short-term investments:
Corporate debt securities	$36,549	$—	$(22)	$36,527
Certificate of deposit	16,290	—	—	16,290
U.S. agency securities	5,415	—	(1)	5,414
U.S. Treasury securities	1,801	—	—	1,801
Total	$60,055	$—	$(23)	$60,032
As of June 30, 2016 and December 31, 2015, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during three and six months ended June 30, 2016.
5. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through 2020.

Premises rent expense was $1,220 and $951 for the three months ended June 30, 2016 and 2015, respectively, and $2,398 and $1,818 for six months ended June 30, 2016 and 2015, respectively.

Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment that expired in July and October 2015. These leases bore an annual interest rate of 4.5%. In July 2015, the Company entered into a new lease agreement (the "July 2015 Lease") to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. All leases are secured by fixed assets used in the Company's office locations.
At June 30, 2016, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2016, remainder	$21	$5,902
2017	41	7,542
2018	39	5,187
2019	37	4,494
2020	21	1,473
Thereafter	—	3,122
Total minimum lease payments	159	$27,720
Less: Amount representing interest	(20)
Present value of capital lease obligations	139
Less: current portion	(33)
Long-term portion of capital lease obligations	$106

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

On June 3, 2016, the Company executed a Confidential Patent License, Settlement and Release Agreement with Finjan, Inc. The Company evaluated the transaction as a multiple-element arrangement and allocated the payment of $10,900 to each identifiable element using its relative fair value. Based on estimates of fair value, the Company determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, the Company recorded a $10,900 settlement charge within general and administrative expense in its consolidated statements of operations. The Company paid $4,300 in June 2016, and will pay $3,300 on or before January 4, 2017, and $3,300 on or before January 3, 2018. The payables were recorded in accounts payable and other-long term liabilities, respectively, on the balance sheet as of June 30, 2016.

6. Convertible Senior Notes

0.75% Convertible Senior Notes due June 2020

On June 17, 2015, the Company issued $200,000 principal amount of 0.75% Convertible Senior Notes (the "0.75% Notes") due 2020 in a private offering to qualified institutional buyers ("Holders") pursuant to Rule 144A under the Securities Act of 1934, as amended (the "Securities Act"). The initial Holders of the 0.75% Notes also had an option to purchase an additional $30,000 in principal amount which was exercised in full. The net proceeds after the agent's discount and issuance costs of $6,581 from the 0.75% Notes offering were approximately $223,419. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, and potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 0.75% Notes bear interest at 0.75% per year, payable semi-annually in arrears every June 15 and December 15, beginning on December 15, 2015.

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

1.25% Convertible Senior Notes due December 2018

On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the "1.25% Notes," and together with the 0.75% Notes, the “Notes”) due 2018 in a private offering to Holders pursuant to Rule 144A under the Securities Act. The initial Holders of the 1.25% Notes also had an option to purchase an additional $26,250 in principal amount which was exercised in full. The net proceeds after the agent's discount and issuance costs of $5,803 from the 1.25% Notes offering were approximately $195,446. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company's operations, capital expenditures, and potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 1.25% Notes bear interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.

On July 5, 2016, the Company and the Trustee executed a supplemental indenture to address an administrative issue with the timing of a redemption notice. The amendment did not adversely affect the right of any holder and therefore did not require their consent.

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

The following tables presents the carrying values of all Notes as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(49,508)	(25,775)	(75,283)
Net carrying amount	$180,492	$175,475	$355,967

Equity component (1)	$54,049	$43,293	$97,342

	December 31, 2015
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(54,952)	(30,599)	(85,551)
Net carrying amount	$175,048	$170,651	$345,699

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded on the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $2,877 issuance costs.

For the three and six months ended June 30, 2016 and 2015, the Company incurred the following interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense related to contractual interest coupon	$1,060	$691	$2,120	$1,320
Amortization of debt discount and issuance costs	5,172	2,696	10,268	4,962
	$6,232	$3,387	$12,388	$6,282

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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of June 30, 2016, 6,659 shares were available for future grant. Restricted stock awards generally vest over a four-year period.
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

The weighted average fair value of stock options granted to employees was $22.82 during the three months ended June 30, 2016, and $28.23 and $27.81 during the three and six months ended June 30, 2015, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life (in years)	5.31 - 6.08	5.31 - 6.08	5.31 - 6.08	5.31 - 6.08
Volatility	45%	50%	45%	50% - 52%
Risk-free interest rate	1.4%	1.7%	1.4%	1.6% - 1.7%
Dividend yield	—%	—%	—%	—%

The estimate for expected life of options granted reflects the midpoint of the vesting term and the contractual life computed utilizing the simplified method as allowed by the SEC staff. The Company does not have significant historical share option exercise experience and hence considers the expected term assumption calculated using the simplified method to be reasonable. Starting January 1, 2016, the expected volatility of the Company's common stock is based on the Company's historical volatility. Prior to January 1, 2016, the common stock price volatility was determined based on the historical average volatilities of the common stock of a group of publicly-traded peer companies that operate in a similar industry as the Company did not have sufficient trading history for its common stock. The risk-free interest rate used was the Federal Reserve Bank's constant maturities interest rate commensurate with the expected life of the options in effect at the time of the grant. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2015	4,042	$15.10	5.77	$201,736
Options granted	212	51.35
Options exercised	(554)	10.42
Options forfeited and canceled	(23)	43.76
Balance at June 30, 2016	3,677	$17.72	5.71	$166,854

The total intrinsic value of options exercised was $24,629 and $40,237 for the six months ended June 30, 2016 and 2015, respectively. Total cash proceeds from such option exercises were $5,778 and $6,520 for the six months ended June 30, 2016 and 2015, respectively.

The fair value of option grants that vested was $5,543 and $5,896 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company had unamortized stock-based compensation expense of $13,714 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.10 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2015	3,311	$47.94
Awards granted	711	52.53
Awards vested	(611)	42.61
Awards forfeited	(194)	52.37
Awarded and unvested at June 30, 2016	3,217	$49.70

As of June 30, 2016, there was $98,107 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.95 years.

The Company granted 105 and 172 PSUs in the six months ended June 30, 2016 and 2015, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $10,437 as of June 30, 2016, net of estimated forfeitures.
Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus awards was $2,660 and $5,676 as of June 30, 2016 and December 31, 2015, respectively.
During the six months ended June 30, 2016 and 2015, 93 and 27 shares, respectively, of common stock earned under the stock bonus program were issued. Stock based compensation expense related to stock bonus program was $2,602 and $1,459 for the six months ended June 30, 2016 and 2015, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest annually over a three-year period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. During the six months ended June 30, 2016, 45 shares were vested and issued. The Company recognized $1,143 and $729 of stock-based compensation expense related to these liability awards for the six months ended June 30, 2016 and 2015, respectively.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2016, there were 1,459 shares of the Company's common stock available for future issuance under the ESPP.
As of June 30, 2016, the Company expects to recognize $1,200 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.4 years.
Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with the total fair value of $2,357 and two-year cliff vesting in 2016. The Company recognized $589 of stock based compensation expense in each of the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $393 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2016	2015
Stock options to purchase common stock	3,677	4,620
Restricted stock units	3,217	3,160
Employee stock purchase plan	104	78
Common stock subject to repurchase	78	54
Bonus and other liability awards	125	158
1.25% Convertible senior notes	5,158	5,158
0.75% Convertible senior notes	2,831	2,831
Total	15,190	16,059

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
Starting January 1, 2016, the Company included privacy solutions into the "Archiving, Privacy and Governance" group. Amounts in the comparable prior period have been reclassified to conform to the current presentation. The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue by solution:
Protection and Advanced Threat	$64,797	$43,128	$121,259	$81,586
Archiving, Privacy and Governance	25,107	20,418	47,648	39,723
Total revenue	$89,904	$63,546	$168,907	$121,309

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue:
United States	$74,907	$52,701	$140,356	$99,755
Rest of world	14,997	10,845	28,551	21,554
Total revenue	$89,904	$63,546	$168,907	$121,309

Long-lived assets by geographic area are presented below:

	As of June 30,	As of December 31,
	2016	2015
Long-lived assets:
United States	$36,269	$29,514
Rest of world	7,157	4,987
Total long‑lived assets	$43,426	$34,501

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

Income tax expense for the three and six months ended June 30, 2016 was $185 and $442 on pre-tax losses of $38,116 and $69,515, respectively. The Company recognized income tax expense of $112 and $274 for the three and six months ended June 30, 2015 on pre-tax losses of $22,482 and $44,032, respectively. The income tax rate for the three and six months ended June 30, 2016 and 2015 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company's effective tax rate for each of the six months ended June 30, 2016 and 2015 was negative 0.6%.

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

As of June 30, 2016, the Company's gross uncertain tax benefits totaled $5,315, excluding related accrued interest and penalties of $238. As of June 30, 2016, $1,196 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the six months ended June 30, 2016, the Company's gross uncertain tax benefits increased $214. The increase is comprised of a $257 increase for tax positions taken in the current period, a $5 decrease for tax positions taken in prior periods, offset by a $38 decrease related to statute of limitation expirations.

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

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers over 90%. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal. A growing number of our customers increase their annual subscription fees after their initial purchase by broadening their use of our platform or by adding more users, and these sales have consistently represented more than 15% of our billings each year since 2008.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 38% for the three months ended June 30, 2016 as compared to the prior year period. There were no individual customers or partners that accounted for more than 10% of our total revenue for the three months ended June 30, 2016 . One partner accounted for 11% of our total revenue for the three months ended June 30, 2015.

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

With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 14 to 20 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. As such, our efforts to improve our profitability require us to invest far less in operating expenses than the cash flow generated by our business might otherwise allow. As we strive to invest in an effort to continue to increase the size and scale of our business, we expect that the level of investment afforded by our growth in revenue should be sufficient to fund the investments needed to drive revenue growth and broaden our product line.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)		(in thousands)
Total revenue	$89,904	$63,546	$168,907	$121,309
Growth	41%	37%	39%	36%
Gross margin percentage	70%	69%	70%	68%
Non-GAAP gross margin (non-GAAP)	75%	74%	74%	72%
Billings (non-GAAP)	$101,246	$75,521	$199,551	$141,875
Growth	34%	51%	41%	47%
Adjusted EBITDA (non-GAAP)	$7,668	$2,837	$8,985	$3,990
Free cash flows (non-GAAP)	$(63)	$(4,269)	$9,517	$3,671
Non-GAAP gross margin
We define non-GAAP gross margin as non-GAAP gross profit divided by GAAP revenue. We define non-GAAP gross profit as GAAP gross profit, adjusted to exclude stock-based compensation expense and the amortization of intangibles associated with acquisitions. We consider this non-GAAP financial measure to be a useful metric for management and investors because it excludes the effect of stock-based compensation expense and the amortization of intangibles associated with acquisitions so that our management and investors can compare our business operating results over multiple periods, and compare the Company's financial results with other companies in its industry, many of which present similar non-GAAP financial measure. However, there are a number of limitations related to the use of non-GAAP gross margin versus gross margin calculated in accordance with GAAP. For example, stock-based compensation has been and will continue to be for the foreseeable future a significant recurring expense in our business. Stock-based compensation is an important part of our employees’ compensation and impacts their performance. In addition, the components of the costs that we exclude in our calculation of non-GAAP gross margin may differ from the components that our peer companies exclude when they report their non-GAAP results.  Management compensates for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP gross margin and evaluating non-GAAP gross margin together with gross margin calculated in accordance with GAAP.
The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP gross profit	$63,246	$43,722	$117,425	$82,197
GAAP gross margin	70%	69%	70%	68%
Plus:
Stock-based compensation expense	2,113	1,398	4,104	2,767
Intangible amortization expense	2,118	1,589	4,235	2,969
Non-GAAP gross profit	$67,477	$46,709	$125,764	$87,933
Non-GAAP gross margin	75%	74%	74%	72%
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

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end.
The following table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Total revenue	$89,904	$63,546	$168,907	$121,309
Deferred revenue
Ending	254,370	183,941	254,370	183,941
Beginning	243,028	171,966	223,726	162,675
Net change	11,342	11,975	30,644	21,266
Less: deferred revenue contributed by acquisitions	—	—	—	(700)
Billings	$101,246	$75,521	$199,551	$141,875
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest (income) expense, net, provision for (benefit from) income taxes, stock-based compensation, acquisition- and litigation-related expenses, and other (income) expense, net. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
It is useful to exclude certain non-cash charges, such as depreciation, amortization of intangible assets and stock-based compensation, and acquisition- and litigation-related expenses from adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets, the timing of new stock‑based awards or litigation-related expenses, as the case may be.

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
The following table presents the reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(38,301)	$(22,594)	$(69,957)	$(44,306)
Depreciation	4,016	3,046	7,847	5,803
Amortization of intangible assets	3,369	2,917	6,774	5,624
Interest expense	5,809	3,332	11,609	6,185
Provision for income taxes	185	112	442	274
EBITDA	(24,922)	(13,187)	(43,285)	(26,420)
Stock-based compensation expense	18,708	15,235	37,191	27,661
Acquisition-related expense	118	114	122	361
Litigation-related expense	13,462	595	14,657	1,128
Other (income) expense, net	302	80	300	1,260
Adjusted EBITDA	$7,668	$2,837	$8,985	$3,990
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP cash flows provided by operating activities:	$8,293	$1,574	$25,711	$14,098
Less:
Purchases of property and equipment	(8,356)	(5,843)	(16,194)	(10,427)
Non-GAAP free cash flows	$(63)	$(4,269)	$9,517	$3,671

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
Deferred Commissions
Deferred commissions are the direct and incremental selling costs that are associated with our customer contracts and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The commissions are amortized to sales and marketing expense over the non-cancelable terms of the related contracts with our customers. The commission payments, which are paid in full the month after the customer's service commences, are a direct and incremental cost of the revenue arrangements. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable contract. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. See Note 1 to the accompanying Condensed Financial Statements.
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

(Provision for) Benefit from Income Taxes
For 2013 and prior years, the (provision for) benefit from income taxes was related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. However, in 2015, we recognized a $0.1 million deferred tax expense, and in 2014, we recognized a $0.8 million deferred tax benefit related to the release of U.S. valuation allowances as a result of business acquisitions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.  Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$87,318	97%	$61,778	97%	$164,715	98%	$117,634	97%
Hardware and services	2,586	3	1,768	3	4,192	2	3,675	3
Total revenue	89,904	100	63,546	100	168,907	100	121,309	100
Cost of revenue:
Subscription	23,198	26	16,829	26	44,880	26	33,163	27
Hardware and services	3,460	4	2,995	5	6,602	4	5,949	5
Total cost of revenue	26,658	30	19,824	31	51,482	30	39,112	32
Gross profit	63,246	70	43,722	69	117,425	70	82,197	68
Operating expense:
Research and development	23,588	26	18,659	29	46,241	28	34,367	28
Sales and marketing	48,664	54	35,638	56	95,187	56	68,589	57
General and administrative	22,999	26	8,495	14	33,603	20	15,828	13
Total operating expense	95,251	106	62,792	99	175,031	104	118,784	98
Operating loss	(32,005)	(36)	(19,070)	(30)	(57,606)	(34)	(36,587)	(30)
Interest expense	(5,809)	(7)	(3,332)	(6)	(11,609)	(7)	(6,185)	(5)
Other expense, net	(302)	—	(80)	—	(300)	—	(1,260)	(1)
Loss before provision for income taxes	(38,116)	(43)	(22,482)	(36)	(69,515)	(41)	(44,032)	(36)
Provision for income taxes	(185)	—	(112)	—	(442)	—	(274)	(1)
Net loss	$(38,301)	(43)%	$(22,594)	(36)%	$(69,957)	(41)%	$(44,306)	(37)%

Comparison of the three and six months ended June 30, 2016 and 2015:
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$87,318	$61,778	41%	$164,715	$117,634	40%
Hardware and services	2,586	1,768	46	4,192	3,675	14
Total revenue	$89,904	$63,546	41%	$168,907	$121,309	39%
Subscription revenue for the three and six months ended June 30, 2016 increased $25.5 million, or 41%, and $47.1 million, or 40%, respectively, as compared to the corresponding periods last year. These increases were primarily due to a $21.3 million and $39.6 million increase, respectively, in subscription revenue contributed from the United States. To a lesser extent, for the same periods, there were increases of $4.2 million and $7.5 million, respectively, in revenue contributed from international locations. The increases were due to improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions.

Hardware and services revenue for the three and six months ended June 30, 2016 increased $0.8 million, or 46%, and $0.5 million, or 14%, as compared to the corresponding periods last year primarily due to higher revenue from professional services related to the archiving solutions.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$23,198	$16,829	38%	$44,880	$33,163	35%
Hardware and services	3,460	2,995	16	6,602	5,949	11
Total cost of revenue	$26,658	$19,824	34%	$51,482	$39,112	32%
Cost of subscription revenue for the three and six months ended June 30, 2016 increased $6.4 million, or 38%, and $11.7 million, or 35%, respectively, as compared to the corresponding periods last year. The increases were primarily due to increases in operations-related expenses of $3.3 million and $6.4 million, respectively, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Additionally, support-related expenses increased $1.6 million and $2.8 million, respectively, primarily due to higher headcount and consulting costs. Data center costs increased $1.2 million and $2.3 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for the three and six months ended June 30, 2016 increased $0.5 million, or 16%, and $0.7 million, or 11%, respectively, as compared to the corresponding periods last year, primarily due to an increase in professional service costs as our headcount increased.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Research and development	$23,588	$18,659	26%	$46,241	$34,367	35%
Percent of total revenue	26%	29%		27%	28%
Research and development expenses increased $4.9 million, or 26%, and $11.9 million, or 35%, respectively, for the three and six months ended June 30, 2016, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $3.6 million and $8.8 million, respectively. Corporate and facilities expenses increased $0.5 million and $1.0 million, respectively, due to higher headcount. Additionally, consulting costs increased $0.9 million and $2.1 million, respectively, due to expansion in outsourced services.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Sales and marketing	$48,664	$35,638	37%	$95,187	$68,589	39%
Percent of total revenue	54%	56%		56%	57%

Sales and marketing expenses increased $13.0 million, or 37%, and $26.6 million, or 39%, respectively, for the three and six months ended June 30, 2016, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $11.9 million and $24.6 million, respectively, which include increases in stock-based compensation expense of $1.6 million and $3.5 million, respectively. Corporate and facilities expenses increased $0.7 million and $1.5 million, respectively, due to higher headcount. Travel expenses increased $0.9 million for the six months ended June 30, 2016 as compared to the same period last year.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
General and administrative	$22,999	$8,495	171%	$33,603	$15,828	112%
Percent of total revenue	26%	14%		20%	13%
General and administrative expenses increased $14.5 million, or 171%, and $17.8 million, or 112%, respectively, for the three and six months ended June 30, 2016, as compared to the corresponding periods last year. The increases were primarily due to increases in litigation and settlement costs of $12.9 million and $13.5 million, respectively, primarily related to the Finjan lawsuit and settlement (see Note 5 to the accompanying Condensed Consolidated Financial Statements). Also, personnel costs increased $1.6 million and $4.1 million, respectively, due to higher headcount.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Interest expense	$(5,809)	$(3,332)	(74%)	$(11,609)	$(6,185)	(88)%
The change in interest expense for the three and six months ended June 30, 2016, was due to accretion and coupon expense additions of $2.9 million and $6.1 million, respectively, due to the issuance of the 0.75% Notes in June 2015 (see Note 6 to the accompanying Condensed Consolidated Financial Statements). The increase was offset by a $0.4 million and $0.7 million, increase in interest income from our cash equivalents and short-term investments for the three and six months ended June 30, 2015 and 2016, respectively.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Other expense, net	$(302)	$(80)	(278%)	$(300)	$(1,260)	76%
Other expense, net, increased $0.2 million for the three months ended June 30, 2016 and decreased $1.0 million for the six months ended June 30, 2016, as compared to the corresponding periods last year, primarily due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$(185)	$(112)	65%	$(442)	$(274)	61%
The changes in provision for income taxes were insignificant for the three and six months ended June 30, 2016 as compared to the corresponding periods last year.

Liquidity and Capital Resources
As of June 30, 2016, we had $367.3 million in cash and cash equivalents and $44.9 million in short-term investments, for a total of $412.1 million. Also refer to Note 6 "Convertible Senior Notes" to the condensed consolidated financial statements for discussion of the Notes.

As of June 30, 2016, we had approximately $4.5 million of cash and cash equivalents at our foreign subsidiaries. We estimated that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$25,711	$14,098
Net cash used in investing activities	$(1,036)	$(16,092)
Net cash (used in) provided by financing activities	$(3,650)	$224,346
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
Net cash provided by operating activities in the six months ended June 30, 2016 was $25.7 million, as compared to $14.1 million provided in the six months ended June 30, 2015. The increase of $11.6 million was primarily due to:

•
an increase in amortization of intangible assets of $1.2 million due to the acquisitions made in 2015, and an increase in depreciation of fixed assets of $2.0 million due to the increase in capital expenditure;

•	stock-based compensation expenses increase of $9.5 million due to the increase in headcount and grants made;

•	an increase in amortization of debt issuance costs and accretion of debt discount of $5.3 million primarily due to the issuance of the 0.75% Notes;

•
an increase in deferred commissions change of $3.0 million due to higher deferred commission amortization in the six months ended June 30, 2016 as compared to the same period last year, higher commissions rate in the fourth quarter of 2015 as compared to the same period in 2014 and shorter amortization period;

•
an increase in accounts payable change of $5.1 million primarily due to $6.6 million settlement liability to Finjan recorded in the three months ended June 30, 2016 (see Note 5 to the accompanying Condensed Consolidated Financial Statements), and accrued liabilities change of $2.1 million due to the timing of compensation and other payments;

•	an increase in deferred revenue change of $10.1 million in the six months ended June 30, 2016 due to higher billings, and;

•
the increase was offset by a net loss change of $25.7 million, decrease in accounts receivable change of $0.7 million due to timing of collections, and an increase in foreign exchange gain of $1.0 million due to the depreciation of U.S. dollar in the six months ended June 30, 2015.

Net Cash Flows Used in Investing Activities
Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Net cash used in investing activities was $1.0 million in the six months ended June 30, 2016, as compared to $16.1 million used in the six months ended June 30, 2015. The increase in cash provided of $15.1 million was due to $42.9 million increase in sales and maturities of short-term investments, $31.6 million was paid to acquire a business in the six months ended June 30, 2015 and no businesses were acquired in the same period in 2016. The increase was offset by $53.7 million paid for short-term investments in the six months ended June 30, 2016, and an increase in capital expenditures of $5.8 million for infrastructure expansion and daily operations.
Net Cash Flows Provided by Financing Activities

Net cash used in financing activities was $3.7 million in the six months ended June 30, 2016 as compared to $224.3 million provided in the six months ended June 30, 2015. The decrease of $228.0 million was due to proceeds of $223.8 million from the issuance of the 0.75% Notes in June 2015 (see Note 6 to our Condensed Consolidated Financial Statements), $4.1 million increase in withholding taxes paid related to restricted stock net share settlement, $1.4 million paid in the six months ended June 30, 2016, to release contingent liabilities related to indemnification liabilities incurred in connection with the Abaca Technology Corporation acquisition in July 2013, offset by $0.7 million increase in proceeds from employee stock plans and $0.7 million decrease in payments for equipment loans and capital lease obligations.

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
Contractual Obligations and Commitments

On June 3, 2016, Finjan, Inc. and we executed a mutually agreed patent license, settlement and release agreement. The settlement resulted in Finjan dismissing with prejudice the litigation against us. In addition, Finjan provided us a worldwide, fully paid license to the broader Finjan patent portfolio. Accordingly, we paid $4.3 million on June 6, 2016 and will pay $3.3 million on or before January 4, 2017, and $3.3 million on or before January 3, 2018.

There were no other material changes outside the ordinary course of business during the three months ended June 30, 2016 to the contractual obligations and commitments disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $412.1 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2016, we had an outstanding balance of $431.3 million aggregate principal amount of the Notes (see Note 6 to the accompanying Condensed Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the period of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $0.1 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. Transaction gains and losses are included in other expense, net.
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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be involved in legal proceedings and subject to claims in the ordinary course of business. On December 16, 2013, Finjan, Inc. sued us and our wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court, Northern District of California for alleged patent infringement of a variety of its patents, demanding preliminary and permanent injunctive relief, and unspecified damages.  On June 3, 2016, Finjan, Inc. and we executed a mutually agreed patent license, settlement and release agreement. The settlement resulted in Finjan dismissing with prejudice the litigation against us. In addition, Finjan provided us a worldwide, fully paid license to the broader Finjan patent portfolio. Accordingly, we paid $4.3 million on June 6, 2016 and will pay $3.3 million on or before January 4, 2017, and $3.3 million on or before January 3, 2018.

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
We have incurred net losses in every year since our inception, and had net losses of $70.0 million and $44.3 million for the six months ended June 30, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $427.9 million as of June 30, 2016. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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

In the past we have relied on the U.S.-European Union Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) as one of the means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and noted that while the implementation details of the privacy shield are being resolved that companies may rely on alternative transfer means such as model clauses. As a result, we have been establishing alternate legitimate means of transferring personal data from the European Economic Area to the United States. Recently, on July 12, 2016, the EU legislature ratified Privacy Shield, and we are preparing to certify our Privacy Shield compliance with the US Department of Commerce when it begins to accept self-certifications.  However, it is possible that Privacy Shield may be challenged in EU courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. The uncertainty and changes in the requirements of these jurisdictions may increase the cost of compliance to provide services to EU based customers, reduce demand for our services from such customers, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in Europe, or subject us to sanctions, including fines and a prohibition on data transfers, by EU data protection regulators. Furthermore, future decisions may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. These developments could harm our business, financial condition and results of operations.

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
With the majority of our business, we invoice our customers for the entire contract amount at the start of the term and these amounts are recorded as deferred revenue on our balance sheet, with the dollar weighted average duration of these contracts for any given period over the past three years typically ranging from 14 to 20 months. As a result, while our practice of invoicing customers for the entire amount of the contract at the start of the term provides us with a relatively immediate contribution to cash flow, the revenue is recognized ratably over the term of the contract, and hence contributions toward operating income are realized over an extended period. If these average contract durations were to shorten significantly from their current range, it may cause us to experience less favorable cash flows as compared to our current operating condition, requiring us to seek additional sources of capital to fund our operations.
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

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. In the past we have been involved in litigation involving such allegations of infringement. To the extent we gain greater visibility, we could face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third‑party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of June 30, 2016, we had $168.3 million in goodwill and intangible assets, net of accumulated amortization, recorded on our accompanying Condensed Consolidated Balance Sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders' ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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

As of June 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2018 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes‑Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the NASDAQ Global Market, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.01	Supplemental Indenture, dated as of July 5, 2016, between Proofpoint, Inc. and Wells Fargo Bank, National Association, as Trustee					X
31.01	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 2, 2016.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)