Form 10-Q
period 2016-09-30
PROOFPOINT INC
filed 2016-11-01
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of October 21, 2016: 42,492,332 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$374,182	$346,205
Short-term investments	38,165	60,032
Accounts receivable, net of allowance for doubtful accounts of $164 and $199 as of September 30, 2016 and December 31, 2015, respectively	69,167	54,522
Inventory	430	485
Deferred product costs	1,840	2,228
Deferred commissions	18,822	19,314
Prepaid expenses and other current assets	15,512	5,695
Total current assets	518,118	488,481
Property and equipment, net	47,715	34,501
Deferred product costs	297	314
Goodwill	140,282	133,769
Intangible assets, net	43,089	41,330
Long-term deferred commissions	3,613	3,488
Other assets	5,720	3,733
Total assets	$758,834	$705,616
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,387	$14,081
Accrued liabilities	45,315	35,053
Capital lease obligations	33	32
Deferred rent	558	496
Deferred revenue	239,103	182,195
Total current liabilities	298,396	231,857
Convertible senior notes	361,215	345,699
Long-term capital lease obligations	98	123
Long-term deferred rent	1,869	2,033
Other long-term liabilities	5,718	1,188
Long-term deferred revenue	41,436	41,531
Total liabilities	708,732	622,431
Commitments and contingencies (note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 42,389 and 40,840 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	496,332	441,104
Accumulated other comprehensive loss	(10)	(23)
Accumulated deficit	(446,224)	(357,900)
Total stockholders’ equity	50,102	83,185
Total liabilities and stockholders’ equity	$758,834	$705,616
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription	$97,163	$67,223	$261,878	$184,857
Hardware and services	2,621	1,926	6,813	5,601
Total revenue	99,784	69,149	268,691	190,458
Cost of revenue:(1)(2)
Subscription	23,987	18,209	68,867	51,372
Hardware and services	3,293	2,845	9,895	8,794
Total cost of revenue	27,280	21,054	78,762	60,166
Gross profit	72,504	48,095	189,929	130,292
Operating expense:(1)(2)
Research and development	24,493	20,000	70,734	54,367
Sales and marketing	51,467	38,651	146,654	107,240
General and administrative	8,393	9,961	41,996	25,789
Total operating expense	84,353	68,612	259,384	187,396
Operating loss	(11,849)	(20,517)	(69,455)	(57,104)
Interest expense	(5,920)	(5,903)	(17,529)	(12,088)
Other expense, net	(228)	(375)	(528)	(1,635)
Loss before provision for income taxes	(17,997)	(26,795)	(87,512)	(70,827)
Provision for income taxes	(370)	(219)	(812)	(493)
Net loss	$(18,367)	$(27,014)	$(88,324)	$(71,320)
Net loss per share, basic and diluted	$(0.44)	$(0.67)	$(2.12)	$(1.80)
Weighted average shares outstanding, basic and diluted	42,109	40,072	41,604	39,536

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$2,080	$1,357	$5,439	$3,620
Cost of hardware and services revenue	$375	$270	$1,120	$774
Research and development	$6,019	$5,862	$17,498	$15,562
Sales and marketing	$7,174	$5,469	$20,710	$15,495
General and administrative	$4,315	$3,238	$12,387	$8,406
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$2,223	$1,945	$6,458	$4,914
Research and development	$15	$23	$45	$69
Sales and marketing	$1,429	$1,242	$3,938	$3,839
General and administrative	$—	$—	$—	$12
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(18,367)	$(27,014)	$(88,324)	$(71,320)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on short-term investments, net	(8)	(5)	13	20
Comprehensive loss	$(18,375)	$(27,019)	$(88,311)	$(71,300)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(88,324)	$(71,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,713	17,940
Loss on disposal of property and equipment	305	124
Amortization of investment premiums, net of accretion of purchase discounts	52	91
Recovery of allowance for doubtful accounts	(35)	(258)
Stock-based compensation	57,154	43,857
Amortization of debt issuance costs and accretion of debt discount	15,516	9,911
Foreign currency transaction loss	259	1,417
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,834)	3,273
Inventory	55	(339)
Deferred product costs	404	(478)
Deferred commissions	366	(3,759)
Prepaid expenses	(2,469)	(2,010)
Other current assets	461	623
Deferred income taxes	(23)	356
Long-term assets	48	45
Accounts payable	2,906	(2,173)
Accrued liabilities	2,933	4,934
Deferred rent	(103)	(329)
Deferred revenue	55,613	36,381
Net cash provided by operating activities	52,997	38,286
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	103,062	34,459
Purchase of short-term investments	(81,233)	(48,078)
Purchase of property and equipment	(25,527)	(18,127)
Payment to escrow account	(9,645)	—
Acquisitions of businesses, net of cash acquired	(8,351)	(40,054)
Net cash used in investing activities	(21,694)	(71,800)
Cash flows from financing activities
Proceeds from issuance of common stock	15,146	11,881
Withholding taxes related to restricted stock net share settlement	(17,015)	(12,456)
Payments of debt issuance costs	—	(371)
Repayments of equipment loans and capital lease obligations	(24)	(699)
Proceeds from issuance of convertible senior notes, net of discount	—	223,790
Holdback payments for prior acquisitions	(1,397)	—
Net cash (used in) provided by financing activities	(3,290)	222,145
Effect of exchange rate changes on cash and cash equivalents	(36)	(797)
Net increase in cash and cash equivalents	27,977	187,834
Cash and cash equivalents
Beginning of period	346,205	180,337
End of period	$374,182	$368,171

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment	$5,169	$4,958
Liability awards converted to equity	$6,059	$1,745
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
Proofpoint, Inc. is a leading security-as-a-service provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. The Company's security-as-a-service platform is comprised of an integrated suite of on-demand data protection solutions, including threat protection, incident response, regulatory compliance, archiving, governance, eDiscovery, and secure communication.

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

The Company acquired one business in the three months ended September 30, 2016, and completed a number of acquisitions during the year ended December 31, 2015. These acquisitions are more fully described in Note 2, "Acquisitions". The condensed consolidated financial statements include the results of operations from these business combinations from their date of acquisition.

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for other interim periods or for future years.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of September 30, 2016.

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

From time to time, certain third parties that the Company has an arrangement with provide the Company with referrals for which the Company pays a referral fee. The referral fee paid could vary depending on the level of effort. These fees are recorded in sales and marketing expense in proportion to the related revenue streams consistent with the sales commissions accounting. The Company did not incur any material referral fee expenses during the three and nine months ended September 30, 2016 and 2015.

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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through September 30, 2016, the Company has not experienced significant credit losses.

Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and nine months ended September 30, 2016 and 2015.
Sales Commissions
Effective January 1, 2016, the Company changed its accounting policy for sales commissions that are incremental and directly related to its customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. Deferred commissions as of September 30, 2016 and December 31, 2015 were $22,435 and $22,802, respectively. During the three and nine months ended September 30, 2016, the Company deferred $8,857 and $23,895 of commission costs and amortized $8,602 and $24,262 within sales and marketing expense, respectively. During the three and nine months ended September 30, 2015, the Company deferred $7,243 and $19,134 of commission costs and amortized $5,824 and $15,375 within sales and marketing expense, respectively.

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

The cumulative effect of the change on accumulated deficit was $15,060 as of December 31, 2014. The following tables present the changes to the financial statement lines as a result of the accounting change for the periods presented in the accompanying unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet

	As of December 31, 2015
	As reported	Adjustment	As adjusted
Short-term deferred commissions	$—	$19,314	$19,314
Long-term deferred commissions	$—	$3,488	$3,488
Accumulated deficit	$(380,702)	$22,802	$(357,900)

Condensed Consolidated Statements of Operations

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	As reported	Adjustment	As adjusted	As reported	Adjustment	As adjusted
Operating expenses: Sales and marketing	$40,070	$(1,419)	$38,651	$110,999	$(3,759)	$107,240
Net loss	$(28,433)	$1,419	$(27,014)	$(75,079)	$3,759	$(71,320)
Net loss per share, basic and diluted	$(0.71)	$0.04	$(0.67)	$(1.90)	$0.10	$(1.80)
Weighted average shares outstanding, basic and diluted	40,072	—	40,072	39,536	—	39,536
Condensed Consolidated Statements of Comprehensive Loss

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	As reported	Adjustment	As adjusted	As reported	Adjustment	As adjusted
Net loss	$(28,433)	$1,419	$(27,014)	$(75,079)	$3,759	$(71,320)
Unrealized gains on short-term investments, net	$(5)	$—	$(5)	$20	$—	$20
Comprehensive loss	$(28,438)	$1,419	$(27,019)	$(75,059)	$3,759	$(71,300)
There have been no changes, other than as discussed above, in the Company's significant accounting policies for the nine months ended September 30, 2016, as compared to the significant accounting policies described in the Company's Annual Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 makes eight targeted changes how cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for interim and annual periods beginning after December 15, 2017, and requires adoption on a retrospective transition method unless it is impracticable to apply. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In June 2016, FASB issued an Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance (ASU 2016-08); ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and iii) narrow-scope improvements and practical expedients (ASU 2016-12). The Company is currently evaluating the timing, transition method and impact of the adoption of the standard on its consolidated financial statements.

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

Return Path

On August 24, 2016 (the "Return Path Acquisition Date"), pursuant to the terms of an asset purchase agreement, the Company acquired Return Path, Inc.'s ("Return Path") Email Fraud Protection ("EFP") business unit. Return Path's EFP business, which provides standards-based DMARC authentication and proprietary sender-analysis capabilities, will be integrated into the Company's suite of email protection solutions to further enhance its business email compromise capabilities.

The Company has provisionally estimated fair values of acquired tangible assets, intangible assets and liabilities at the Return Path Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Return Path Acquisition Date. Revenue from Return Path was not material for the three and nine months ended September 30, 2016, and due to the continued integration of the combined businesses, it was impractical to determine the earnings. Pro forma results of operations have not been presented because the acquisition was not material to the Company's results of operations.

The total purchase price was $17,513, of which $9,162 was classified and recorded as contingent consideration on the balance sheet as of the Return Path Acquisition Date. The Company expects to pay the contingent consideration within two years depending on the timing of contract assignments following the Return Path acquisition date and the maximum potential payment amount could be up to $9,644. The Company incurred $406 in acquisition related costs which were recorded within operating expenses for the nine months ended September 30, 2016.

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of future contract assignments, the probability of success and a risk-adjusted discount rate to adjust the probability-weighted cash flows to present value.

Fair value of acquired assets

The following table summarizes the estimated fair values of acquired assets and liabilities:

	Estimated Fair Value	Estimated Useful Life (in years)
Customer relationships	$7,600	6
Developed technology	3,900	4
Order backlog	700	1
Deferred revenue assumed	(1,200)	N/A
Goodwill	6,513	Indefinite
	$17,513

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

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible and intangible assets acquired, liabilities assumed and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets acquired	$1,275	N/A
Fixed assets acquired	174	N/A
Liabilities assumed	(448)	N/A
Deferred revenue assumed	(700)	N/A
Holdback liability to the sellers	(3,662)	N/A
Trade names	200	2
Customer relationships	4,200	7
Order backlog	200	1
Developed technology	7,900	7
Goodwill	19,054	Indefinite
	$28,193

3. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

Balance at December 31, 2015	$133,769
Add: Goodwill from acquisition	6,513
Less: Other purchase price allocation adjustments to Goodwill	—
Balance at September 30, 2016	$140,282

Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$61,168	$(35,076)	$26,092	$57,268	$(28,618)	$28,650
Customer relationships	17,943	(2,531)	15,412	23,382	(12,291)	11,091
Non-compete agreements	—	—	—	804	(691)	113
Trade names and patents	930	(607)	323	1,006	(502)	504
Order backlog	1,600	(338)	1,262	1,300	(328)	972
	$81,641	$(38,552)	$43,089	$83,760	$(42,430)	$41,330
Amortization of intangible assets expense was $3,667 and $3,210 for the three months ended September 30, 2016 and 2015, respectively, and $10,441 and $8,834 for the nine months ended September 30, 2016 and 2015, respectively.
Future estimated amortization of intangible assets expense as of September 30, 2016 are presented below:

Year ending December 31,
2016, remainder	$3,128
2017	11,867
2018	10,771
2019	7,406
2020	4,701
Thereafter	5,216
$43,089

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

In connection with the acquisition of Return Path, a liability was recognized on Return Path Acquisition Date for the estimate of the fair value of the Company's contingent payment. The Company determined the fair value of the Acquisition-related contingent liability based on the estimated amount and timing of future contract assignments, and the probability of success. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 measurement.
The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2016 and December 31, 2015 and the classification by level of input within the fair value hierarchy:

	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$318,074	$318,074	$—	$—
Corporate debt securities	1,500	—	1,500	—
Commercial paper	17,737	—	17,737	—
Short-term investments:
Corporate debt securities	22,416	—	22,416	—
Commercial papers	15,749	—	15,749	—
Total financial assets	$375,476	$318,074	$57,402	$—

Liabilities
Acquisition-related contingent liability	$9,162	$—	$—	$9,162

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$306,983	$306,983	$—	$—
Corporate debt securities	3,178	—	3,178	—
Commercial paper	8,996	—	8,996	—
Short-term investments:
Corporate debt securities	36,527	—	36,527	—
Commercial paper	16,290	—	16,290	—
U.S. agency securities	5,414	—	5,414	—
U.S. Treasury securities	1,801	—	1,801	—
Total financial assets	$379,189	$306,983	$72,206	$—
$9,162 acquisition-related contingent liability was recorded due to the Return Path acquisition (see Note 2) and there were no other fair value movements for this liability in the nine months ended September 30, 2016.
Based on quoted market prices as of September 30, 2016, the fair values of the 0.75% and 1.25% Convertible Senior Notes were approximately $266,103 and $323,171, respectively, determined using Level 2 inputs as they are not actively traded in markets.
The carrying amounts of the Company's cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$36,871	$—	$—	$36,871
Money market funds	318,074	—	—	318,074
Corporate debt securities	1,500	—	—	1,500
Commercial paper	17,737	—	—	17,737
Total	$374,182	$—	$—	$374,182

Short-term investments:
Corporate debt securities	$22,426	$—	$(10)	$22,416
Commercial paper	15,749	—	—	15,749
Total	$38,175	$—	$(10)	$38,165

	December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,048	$—	$—	$27,048
Money market funds	306,983	—	—	306,983
Corporate debt securities	3,178	—	—	3,178
Commercial papers	8,996	—	—	8,996
Total	$346,205	$—	$—	$346,205

Short-term investments:
Corporate debt securities	$36,549	$—	$(22)	$36,527
Certificate of deposit	16,290	—	—	16,290
U.S. agency securities	5,415	—	(1)	5,414
U.S. Treasury securities	1,801	—	—	1,801
Total	$60,055	$—	$(23)	$60,032
As of September 30, 2016 and December 31, 2015, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during three and nine months ended September 30, 2016.
5. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through 2025.

Premises rent expense was $1,197 and $984 for the three months ended September 30, 2016 and 2015, respectively, and $3,595 and $2,802 for the nine months ended September 30, 2016 and 2015, respectively.

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
At September 30, 2016, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2016, remainder	$11	$5,867
2017	41	7,448
2018	39	5,191
2019	37	4,647
2020	21	1,900
Thereafter	—	3,062
Total minimum lease payments	149	$28,115
Less: Amount representing interest	(18)
Present value of capital lease obligations	131
Less: current portion	(33)
Long-term portion of capital lease obligations	$98

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

On June 3, 2016, the Company executed a Confidential Patent License, Settlement and Release Agreement with Finjan, Inc. The Company evaluated the transaction as a multiple-element arrangement and allocated the payment of $10,900 to each identifiable element using its relative fair value. Based on estimates of fair value, the Company determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, the Company recorded a $10,900 settlement charge within general and administrative expense in its consolidated statement of operations in the three months ended June 30, 2016. The settlement charge was reduced by $1,938 received from escrow as part of the Armorize Technologies, Inc. Acquisition Agreement in the three months ended September 30, 2016. The Company paid $4,300 to Finjan, Inc. in June 2016, and will pay $3,300 on or before January 4, 2017, and $3,300 on or before January 3, 2018. The payables were recorded in accounts payable and other-long term liabilities, respectively, on the balance sheet as of September 30, 2016.

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

The following tables presents the carrying values of all Notes as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(46,724)	(23,311)	(70,035)
Net carrying amount	$183,276	$177,939	$361,215

Equity component (1)	$54,049	$43,293	$97,342

	December 31, 2015
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(54,952)	(30,599)	(85,551)
Net carrying amount	$175,048	$170,651	$345,699

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded on the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $2,877 issuance costs.

For the three and nine months ended September 30, 2016 and 2015, the Company incurred the following interest expense related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense related to contractual interest coupon	$1,060	$1,060	$3,180	$2,380
Amortization of debt discount and issuance costs	5,248	4,949	15,516	9,911
	$6,308	$6,009	$18,696	$12,291

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
Under the 2002 and 2012 Plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of September 30, 2016, 6,463 shares were available for future grant. Restricted stock awards generally vest over a four-year period.
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

The weighted average fair value of stock options granted to employees was $34.35 and $24.04 per share during the three and nine months ended September 30, 2016, respectively, and $32.27 and $28.20 per share during the three and nine months ended September 30, 2015, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life (in years)	6.08	6.08	5.31 - 6.08	5.31 - 6.08
Volatility	45%	50%	45%	50% - 52%
Risk-free interest rate	1.3%	1.8%	1.3% - 1.4%	1.6% - 1.8%
Dividend yield	—%	—%	—%	—%

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

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2015	4,042	$15.10	5.77	$201,736
Options granted	237	54.11
Options exercised	(881)	12.09
Options forfeited and canceled	(24)	42.08
Balance at September 30, 2016	3,374	$18.43	5.52	$190,386

The total intrinsic value of options exercised was $43,980 and $57,137 for the nine months ended September 30, 2016 and 2015, respectively. Total cash proceeds from such option exercises were $10,655 and $8,693 for the nine months ended September 30, 2016 and 2015, respectively.

The fair value of option grants that vested was $7,364 and $9,520 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company had unamortized stock-based compensation expense of $12,549 related to stock options, that will be recognized net of forfeitures over the average remaining vesting term of the options of 2.10 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2015	3,311	$47.94
Awards granted	1,001	59.17
Awards vested	(793)	42.21
Awards forfeited	(244)	52.86
Awarded and unvested at September 30, 2016	3,275	$52.40

As of September 30, 2016, there was $99,843 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.91 years.

The Company granted 146 and 186 PSUs in the nine months ended September 30, 2016 and 2015, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $10,809 as of September 30, 2016, net of estimated forfeitures.

Stock Bonus and Other Liability Awards
The total accrued liability for the stock bonus awards was $4,494 and $5,676 as of September 30, 2016 and December 31, 2015, respectively.
During the nine months ended September 30, 2016 and 2015, 93 and 30 shares, respectively, of common stock earned under the stock bonus program were issued. Stock based compensation expense related to stock bonus program was $4,364 and $2,817 for the nine months ended September 30, 2016 and 2015, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest annually over a three-year period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. During the nine months ended September 30, 2016, 45 shares were vested and issued. The Company recognized $1,721 and $1,307 of stock-based compensation expense related to these liability awards for the nine months ended September 30, 2016 and 2015, respectively.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2016, there were 1,459 shares of the Company's common stock available for future issuance under the ESPP.
As of September 30, 2016, the Company expects to recognize $400 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.
Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with the total fair value of $2,357 and two-year cliff vesting in 2016. The Company recognized $884 of stock based compensation expense in each of the nine month periods ended September 30, 2016 and 2015. As of September 30, 2016, there was $98 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2016	2015
Stock options to purchase common stock	3,374	4,331
Restricted stock units	3,274	3,229
Employee stock purchase plan	104	78
Common stock subject to repurchase	78	54
Bonus and other liability awards	128	185
1.25% Convertible senior notes	5,158	5,158
0.75% Convertible senior notes	2,831	2,831
Total	14,947	15,866

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
Starting January 1, 2016, the Company included privacy solutions into the "Archiving, Privacy and Governance" group. Amounts in the comparable prior period have been reclassified to conform to the current presentation. The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue by solution:
Protection and Advanced Threat	$72,664	$47,920	$193,923	$129,506
Archiving, Privacy and Governance	27,120	21,229	74,768	60,952
Total revenue	$99,784	$69,149	$268,691	$190,458

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue:
United States	$82,971	$56,726	$223,327	$156,482
Rest of world	16,813	12,423	45,364	33,976
Total revenue	$99,784	$69,149	$268,691	$190,458

Long-lived assets by geographic area are presented below:

	As of September 30,	As of December 31,
	2016	2015
Long-lived assets:
United States	$39,408	$29,514
Rest of world	8,307	4,987
Total long‑lived assets	$47,715	$34,501

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

Income tax expense for the three and nine months ended September 30, 2016 was $370 and $812 on pre-tax losses of $17,997 and $87,512, respectively. The Company recognized income tax expense of $219 and $493 for the three and nine months ended September 30, 2015 on pre-tax losses of $26,795 and $70,827, respectively. The income tax rate for the three and nine months ended September 30, 2016 and 2015 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company's effective tax rate for the nine months ended September 30, 2016 and 2015 was negative 0.9% and negative 0.7%, respectively.

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

As of September 30, 2016, the Company's gross uncertain tax benefits totaled $5,528, excluding related accrued interest and penalties of $239. As of September 30, 2016, $1,152 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the nine months ended September 30, 2016, the Company's gross uncertain tax benefits increased $213. The increase is comprised of a $257 increase for tax positions taken in the current period, offset by a $9 decrease for tax positions taken in prior periods, and a $35 decrease related to statute of limitation expirations.

The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities.

11. Subsequent Events
In October 2016, the Company acquired FireLayers Ltd. for a purchase price of approximately $55,000. FireLayers Ltd. offers cloud-based security services, which will extend the Company's Targeted Attack Protection to SaaS applications enabling customers to protect their employees using SaaS applications from advanced malware. Management is currently in process of valuing the assets acquired and liabilities assumed associated with the acquisition.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 35% for the three months ended September 30, 2016 as compared to the prior year period. One partner accounted for 12% of our total revenue for the three months ended September 30, 2016, although the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partner's sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services. There were no individual customers or partners that accounted for more than 10% of our total revenue for the three months ended September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(in thousands)
Total revenue	$99,784	$69,149	$268,691	$190,458
Growth	44%	37%	41%	37%
Gross margin percentage	73%	70%	71%	68%
Non-GAAP gross margin	77%	75%	76%	73%
Billings (non-GAAP)	$124,753	$84,964	$324,304	$226,839
Growth	47%	37%	43%	43%
Adjusted EBITDA (non-GAAP)	$14,954	$3,786	$23,939	$7,776
Free cash flows (non-GAAP)	$17,953	$16,488	$27,470	$20,159
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
The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP gross profit	$72,504	$48,095	$189,929	$130,292
GAAP gross margin	73%	70%	71%	68%
Plus:
Stock-based compensation expense	2,455	1,627	6,559	4,394
Intangible amortization expense	2,223	1,945	6,458	4,914
Non-GAAP gross profit	$77,182	$51,667	$202,946	$139,600
Non-GAAP gross margin	77%	75%	76%	73%
Billings
We have included billings, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to manage our business and monitor our near term cash flows. We define billings as total revenue plus change in deferred revenue during a period, less deferred revenue from acquisitions. We have provided reconciliation between total revenue, the most directly comparable GAAP financial measure, and billings. Accordingly, we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end.
The following table presents the reconciliation of total revenue to billings for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Total revenue	$99,784	$69,149	$268,691	$190,458
Deferred revenue
Ending	280,539	199,756	280,539	199,756
Beginning	254,370	183,941	223,726	162,675
Net change	26,169	15,815	56,813	37,081
Less: deferred revenue contributed by acquisitions	(1,200)	—	(1,200)	(700)
Billings	$124,753	$84,964	$324,304	$226,839
Adjusted EBITDA
We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangibles, interest (income) expense, net, provision for (benefit from) income taxes, stock-based compensation, acquisition- and litigation-related (income) expenses, net, and other (income) expense, net. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
It is useful to exclude certain non-cash charges, such as depreciation, amortization of intangible assets and stock-based compensation, and acquisition- and litigation-related (income) expenses from adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full amortization of previously acquired tangible and intangible assets, the timing of new stock‑based awards or litigation-related (income) expenses, as the case may be.

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
The following table presents the reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(18,367)	$(27,014)	$(88,324)	$(71,320)
Depreciation	4,425	3,303	12,272	9,106
Amortization of intangible assets	3,667	3,210	10,441	8,834
Interest expense	5,920	5,903	17,529	12,088
Provision for income taxes	370	219	812	493
EBITDA	(3,985)	(14,379)	(47,270)	(40,799)
Stock-based compensation expense	19,963	16,196	57,154	43,857
Acquisition-related expense	464	190	586	551
Litigation-related (income) expense, net	(1,716)	1,404	12,941	2,532
Other expense, net	228	375	528	1,635
Adjusted EBITDA	$14,954	$3,786	$23,939	$7,776
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP cash flows provided by operating activities:	$27,286	$24,188	$52,997	$38,286
Less:
Purchases of property and equipment	(9,333)	(7,700)	(25,527)	(18,127)
Non-GAAP free cash flows	$17,953	$16,488	$27,470	$20,159

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

(Provision for) Benefit from Income Taxes
For 2013 and prior years, the (provision for) benefit from income taxes was related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. However, in the nine months ended September 30, 2016 and in 2015, we recognized $0.2 million and $0.1 million, respectively, of deferred tax expense in the U.S. related to amortization of tax goodwill on business acquisitions. We also recognized a $0.8 million deferred tax benefit in 2015 related to the release of U.S. valuation allowances as a result of business acquisitions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.  Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Recent Accounting Pronouncements
Refer to Note 1 of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$97,163	97%	$67,223	97%	$261,878	97%	$184,857	97%
Hardware and services	2,621	3	1,926	3	6,813	3	5,601	3
Total revenue	99,784	100	69,149	100	268,691	100	190,458	100
Cost of revenue:
Subscription	23,987	24	18,209	26	68,867	25	51,372	27
Hardware and services	3,293	3	2,845	4	9,895	4	8,794	5
Total cost of revenue	27,280	27	21,054	30	78,762	29	60,166	32
Gross profit	72,504	73	48,095	70	189,929	71	130,292	68
Operating expense:
Research and development	24,493	25	20,000	29	70,734	26	54,367	29
Sales and marketing	51,467	52	38,651	56	146,654	55	107,240	56
General and administrative	8,393	8	9,961	15	41,996	16	25,789	13
Total operating expense	84,353	85	68,612	100	259,384	97	187,396	98
Operating loss	(11,849)	(12)	(20,517)	(30)	(69,455)	(26)	(57,104)	(30)
Interest expense	(5,920)	(6)	(5,903)	(9)	(17,529)	(7)	(12,088)	(6)
Other expense, net	(228)	—	(375)	—	(528)	—	(1,635)	(1)
Loss before provision for income taxes	(17,997)	(18)	(26,795)	(39)	(87,512)	(33)	(70,827)	(37)
Provision for income taxes	(370)	—	(219)	—	(812)	—	(493)	—
Net loss	$(18,367)	(18)%	$(27,014)	(39)%	$(88,324)	(33)%	$(71,320)	(37)%

Comparison of the three and nine months ended September 30, 2016 and 2015:
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$97,163	$67,223	45%	$261,878	$184,857	42%
Hardware and services	2,621	1,926	36	6,813	5,601	22
Total revenue	$99,784	$69,149	44%	$268,691	$190,458	41%
Subscription revenue for the three and nine months ended September 30, 2016 increased $29.9 million, or 45%, and $77.0 million, or 42%, respectively, as compared to the corresponding periods last year. These increases were primarily due to a $25.9 million and $65.5 million increase, respectively, in subscription revenue contributed from the United States. To a lesser extent, for the same periods, there were increases of $4.0 million and $11.5 million, respectively, in revenue contributed from international locations. The increases were due to improved demand for our platform worldwide due to a shift in the overall threat landscape, the growth of business-to-business collaboration as well as the consumerization of IT which led to the increase in demand for data protection and governance solutions.

Hardware and services revenue for the three and nine months ended September 30, 2016 increased $0.7 million, or 36%, and $1.2 million, or 22%, as compared to the corresponding periods last year primarily due to higher revenue from professional services related to the archiving solutions.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$23,987	$18,209	32%	$68,867	$51,372	34%
Hardware and services	3,293	2,845	16	9,895	8,794	13
Total cost of revenue	$27,280	$21,054	30%	$78,762	$60,166	31%
Cost of subscription revenue for the three and nine months ended September 30, 2016 increased $5.8 million, or 32%, and $17.5 million, or 34%, respectively, as compared to the corresponding periods last year. The increases were primarily due to increases in operations-related expenses of $3.5 million and $9.8 million, respectively, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Additionally, support-related expenses increased $1.9 million and $4.7 million, respectively, primarily due to higher headcount and consulting costs. Data center costs increased $0.5 million and $2.9 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for the three and nine months ended September 30, 2016 increased $0.4 million, or 16%, and $1.1 million, or 13%, respectively, as compared to the corresponding periods last year, primarily due to an increase in professional service costs as our headcount increased.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Research and development	$24,493	$20,000	22%	$70,734	$54,367	30%
Percent of total revenue	25%	29%		26%	29%
Research and development expenses increased $4.5 million, or 22%, and $16.4 million, or 30%, respectively, for the three and nine months ended September 30, 2016, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $3.6 million and $12.3 million, respectively. Corporate and facilities expenses increased $0.5 million and $1.5 million, respectively, due to higher headcount. Additionally, consulting costs increased $0.5 million and $2.6 million, respectively, due to expansion in outsourced services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Sales and marketing	$51,467	$38,651	33%	$146,654	$107,240	37%
Percent of total revenue	52%	56%		55%	56%

Sales and marketing expenses increased $12.8 million, or 33%, and $39.4 million, or 37%, respectively, for the three and nine months ended September 30, 2016, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $10.4 million and $35.0 million, respectively, which include increases in stock-based compensation expense of $1.7 million and $5.2 million, respectively. Corporate and facilities expenses increased $0.7 million and $2.2 million, respectively, due to higher headcount. Additionally, expense for lead generation, trade shows, advertising and other initiatives increased $1.7 million and $1.0 million, respectively. Travel expenses increased $0.8 million for the nine months ended September 30, 2016 as compared to the same period last year.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
General and administrative	$8,393	$9,961	-16%	$41,996	$25,789	63%
Percent of total revenue	8%	15%		16%	13%
General and administrative expenses decreased $1.6 million, or 16%, and increased $16.2 million, or 63%, respectively, for the three and nine months ended September 30, 2016, as compared to the corresponding periods last year. The decrease for the three months ended September 30, 2016, was primarily due to a decrease in litigation and settlement expense of $3.2 million related to the Finjan lawsuit and settlement (see Note 5 to the accompanying Condensed Consolidated Financial Statements), offset by an increase in personnel costs of $1.6 million due to higher headcount. The increase for the nine months ended September 30, 2016, was primarily due to an increase in litigation and settlement costs of $10.4 million related to the Finjan lawsuit and settlement, and personnel costs also increased $5.7 million due to higher headcount.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Interest expense	$(5,920)	$(5,903)	—%	$(17,529)	$(12,088)	(45)%
The change in interest expense for the three months ended September 30, 2016, was not material. The change in interest expense for the nine months ended September 30, 2016, was due to accretion and coupon expense additions of $5.6 million and $0.8 million, respectively, due to the issuance of the 0.75% Notes in June 2015 (see Note 6 to the accompanying Condensed Consolidated Financial Statements). The increase was offset by a $1.0 million increase in interest income from our cash equivalents and short-term investments for the nine months ended September 30, 2016.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Other expense, net	$(228)	$(375)	(39%)	$(528)	$(1,635)	(68)%
Other expense, net, decreased $0.1 million for the three months ended September 30, 2016 and decreased $1.1 million for the nine months ended September 30, 2016, as compared to the corresponding periods last year, primarily due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$(370)	$(219)	69%	$(812)	$(493)	65%
The changes in provision for income taxes were insignificant for the three and nine months ended September 30, 2016 as compared to the corresponding periods last year.

Liquidity and Capital Resources
As of September 30, 2016, we had $374.2 million in cash and cash equivalents and $38.2 million in short-term investments, for a total of $412.3 million. See Note 6 "Convertible Senior Notes" to the condensed consolidated financial statements for discussion of the Notes.

As of September 30, 2016, we had approximately $4.8 million of cash and cash equivalents at our foreign subsidiaries. We estimated that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$52,997	$38,286
Net cash used in investing activities	$(21,694)	$(71,800)
Net cash (used in) provided by financing activities	$(3,290)	$222,145
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
Net cash provided by operating activities in the nine months ended September 30, 2016 was $53.0 million, as compared to $38.3 million provided in the nine months ended September 30, 2015. The increase of $14.7 million was primarily due to:

•
an increase in amortization of intangible assets of $1.6 million due to the acquisitions made in 2016 and 2015, and an increase in depreciation of fixed assets of $3.2 million due to the increase in capital expenditure;

•	stock-based compensation expenses increase of $13.3 million due to the increase in headcount and grants made;

•	an increase in amortization of debt issuance costs and accretion of debt discount of $5.6 million primarily due to the issuance of the 0.75% Notes;

•
an increase in deferred commissions change of $4.1 million due to higher deferred commission amortization in the nine months ended September 30, 2016 as compared to the same period last year, higher commissions rate in the fourth quarter of 2015 as compared to the same period in 2014 and shorter amortization period;

•
an increase in accounts payable change of $5.1 million primarily due to $6.6 million settlement liability to Finjan outstanding as of September 30, 2016 (see Note 5 to the accompanying Condensed Consolidated Financial Statements);

•	an increase in deferred revenue change of $19.2 million in the nine months ended September 30, 2016 due to higher billings, and;

•
the increase was offset by a net loss change of $17.0 million, decrease in accounts receivable change of $18.1 million due to timing of collections and growth in billings, decrease in accrued liabilities change of $2.0 million due to the timing of compensation and other payments, and a reduction in foreign exchange loss of $1.2 million due to the higher depreciation of U.S. dollar in the nine months ended September 30, 2015.

Net Cash Flows Used in Investing Activities
Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $21.7 million in investing activities in the nine months ended September 30, 2016, as compared to $71.8 million used in the nine months ended September 30, 2015. The decrease in cash used of $50.1 million was due to a $68.6 million increase in sales and maturities of short-term investments, a $31.7 million decrease in cash paid for businesses acquired, offset by $33.2 million increase for short-term investments in the nine months ended September 30, 2016, an increase in capital expenditures of $7.4 million for infrastructure expansion and daily operations, and an increase in escrow payments in relation to the business acquired of $9.6 million.
Net Cash Flows Provided by Financing Activities

Net cash used in financing activities was $3.3 million in the nine months ended September 30, 2016 as compared to $222.1 million provided in the nine months ended September 30, 2015. The decrease of $225.4 million was primarily due to proceeds of $223.8 million from the issuance of the 0.75% Notes in June 2015 (see Note 6 to our Condensed Consolidated Financial Statements), a $4.6 million increase in withholding taxes paid related to restricted stock net share settlement, $1.4 million paid in the nine months ended September 30, 2016, to release indemnification holdback liabilities incurred in connection with the Abaca Technology Corporation acquisition in July 2013, partially offset by $3.3 million increase in proceeds from common stock issuance related to employee stock plans and $0.7 million decrease in payments for equipment loans and capital lease obligations.

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

There were no other material changes outside the ordinary course of business during the three months ended September 30, 2016 to the contractual obligations and commitments disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $412.3 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2016, we had an outstanding balance of $431.3 million aggregate principal amount of the Notes (see Note 6 to the accompanying Condensed Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the period of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $0.3 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively. Transaction gains and losses are included in other expense, net.
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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in every year since our inception, and had net losses of $88.3 million and $71.3 million for the nine months ended September 30, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $446.2 million as of September 30, 2016. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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

We also face competition from large technology companies, such as Google Inc., Micro Focus and Microsoft Corporation. These companies are increasingly developing and incorporating into their products data protection and storage software that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies that specialize in particular segments of the markets in which we compete.

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
These kinds of transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. In addition, as of September 30, 2016, we had $183.4 million in goodwill and intangible assets, net of accumulated amortization, recorded on our accompanying Condensed Consolidated Balance Sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the write-down or impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders' ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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

As of September 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2018 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on November 1, 2016.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)