Form 10-K
period 2016-12-31
PROOFPOINT INC
filed 2017-02-23
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2016 as reported by the NASDAQ Global Select Market on that date, was approximately $2,571,000,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of February 3, 2017 was 43,296,403 shares.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

PROOFPOINT, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2016

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

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, social media and mobile apps, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

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

Our platform and its associated solutions are sold to customers on a subscription basis and can be deployed through our unique cloud-based architecture that leverages both our global data centers as well as optional points-of-presence behind our customers' firewalls. Our flexible deployment model enables us to deliver superior security and compliance while maintaining the favorable economics afforded by cloud computing, creating a competitive advantage for us over legacy on-premises and cloud-only offerings.

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, including email, mobile apps and social media, to protect the information people create from both compromise and compliance risks, and to archive and govern corporate information. Today, our solutions are used worldwide to protect well over 100 million end-users. We market and sell our solutions worldwide both directly through our sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also distribute our solutions through strategic partners.

Proofpoint Solutions

Our integrated suite of on-demand security-as-a-service solutions enables large and mid-sized organizations to protect people throughout the enterprise from advanced attacks and compliance risks. Our comprehensive platform provides a secure email gateway, advanced threat protection, threat intelligence, email encryption, data loss prevention, digital risk, archiving, eDiscovery, and threat response capabilities. These solutions are built on a cloud-based architecture, protecting enterprises and their customers from inbound threats via email, social media, and mobile apps, while identifying and protecting enterprise data not only where it is stored within the enterprise but also as it transits beyond the organization’s borders such as via email or social media. We have pioneered the use of innovative technologies to deliver better ease-of-use, greater protection against the latest advanced threats, and lower total cost of ownership than traditional alternatives. The key elements of our solution include:

•
Superior protection against both advanced and targeted threats.  We use a combination of proprietary technologies for big data analytics, machine learning, deep content inspection, dynamic malware analysis, threat correlation, threat intelligence extraction, and virtual execution environments to predictively and actively detect and stop targeted "spear phishing" and other sophisticated advanced and next-generation threat attacks, including APTs, that employ malicious attachments, polymorphic threats, zero-day exploits, user-transparent “drive-by” downloads and other penetration tactics. By processing, analyzing and correlating billions of data points on a daily basis, we can recognize anomalies in order to predictively detect targeted attacks before users are exposed. Our deep content inspection technology enables us to identify malicious message attachments and distinguish between valid messages and "phishing" messages designed to look authentic and trick the end-user into divulging sensitive data or clicking on a malicious web link. Our machine learning technology enables us to detect targeted "zero-hour" attacks in real-time, even if they have not been seen previously at other locations, and quarantine them appropriately. Our dynamic malware analysis and virtual execution environment technologies enable us to examine web site destinations and downloadable files to identify and block potentially hostile code that would otherwise compromise end-user computers, even in cases where the web sites are considered reputable or the attachment’s malicious payload is obfuscated or otherwise disguised. Our threat correlation technologies enable us to rapidly confirm and contain threats, providing rapid, automated protection. In addition, our threat intelligence and response capabilities enable our customers to both prioritize threats that may have compromised them via our Emerging Threat Intelligence and orchestrate or automate protective countermeasures via Proofpoint Threat Response.

•
Comprehensive, integrated email security, advanced threat, information protection and archiving, and digital risk protection product families. We offer a comprehensive solution for email security, composed of our Enterprise Protection, Email Fraud Defense, and Email Continuity offerings. Our advanced threat product family includes solutions to protect organizations across the predominant threat vectors, including email, social media, mobile apps, and SaaS applications. To protect enterprise data from security and compliance risks, our Information Protection product family includes a suite of security solutions (Data Loss Prevention, Encryption, and Data Discover for data at rest) and compliance (Enterprise Archive, eDiscovery Analytics, and Supervision). Finally, our digital risk protection suite enables organizations to look beyond their borders for threats targeting their customers across email phishing, malicious web domains, fraudulent mobile apps, and fraudulent social media accounts.

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

•
Security optimized cloud architecture.  Our multi-tenant security-as-a-service solution leverages a distributed, scalable architecture deployed in our global data centers for deep content inspection, global threat correlation and analytics, high-speed search, secure storage, encryption key management, software updates, intelligent message routing, and other core functions. Our architecture also enables us to look across hundreds of billions of data points gathered from across our product portfolio and intelligence feeds to better correlate and analyze both targeted and broad-based threat campaigns. Customers can choose to deploy optional physical or virtual points-of-presence behind their firewalls for those who prefer to deploy certain functionality inside their security perimeter. This architecture enables us to leverage the benefits of the cloud to cost-effectively deliver superior security and compliance, while optimizing each deployment for the customer's unique threat environment.

•
Extensible security-as-a-service platform.  The key components of our security-as-a-service platform, including services for secure storage, content inspection, reputation, big data analytics, encryption, key management, and identity and policy, can be exposed through application programming interfaces, or APIs, to integrate with internally developed applications as well as with those developed by third-parties. In addition, these APIs provide a means to integrate with the other security and compliance components deployed in our customers' infrastructures, including Proofpoint’s ecosystem partners.

Our Security-as-a-Service Platform

We provide a multi-tiered security-as-a-service platform consisting of solutions, platform technologies and infrastructure. Our platform currently includes product families and related bundles for the convenience of our customers, distributors and resellers. Each of these solutions is built as an aspect of our security-as-a-service platform, which includes both platform services and enabling technologies for both security and compliance. Our platform services provide the key functionality to enable our various solutions while our enabling technologies work in conjunction with our platform services to enable the efficient construction, scaling and maintenance of our customer-facing solutions.

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

Product Families

Email Security

Proofpoint’s Email Security Product family includes the Enterprise Protection secure email gateway, Email Fraud Defense, Email Continuity, and Proofpoint Essentials. This suite of enterprise products is designed to protect customers' mission-critical messaging infrastructure from outside threats, enable enterprises to authenticate their email to reduce consumer phishing and fight business email compromise ("BEC") attacks, and keep email operational in the event of a service provider outage. Proofpoint Essentials provides a version of these capabilities tailored to small- and medium-sized businesses. Key capabilities within the email security products include:

•
Enterprise Protection.  Uses our Proofpoint MLX machine learning technology and reputation data to examine millions of possible attributes in every message to block phishing and spear phishing attacks, spam, viruses, impostor email/business email compromise attacks, and other forms of malicious or objectionable content. This solution also includes sophisticated policy and routing controls designed to ensure security and the effective handling of all classifications of content, and includes the Smart Search tool to provide real-time visibility into message flows across an organization's messaging infrastructure, using built-in logging and reporting capabilities with advanced message tracing, forensics and log analysis capabilities.

•	Email Fraud Defense. Enables organizations to understand who is sending email from their domains, and create a policy to both authenticate legitimate email and block fraudulent email.

•	Email Continuity. Allows organizations to maintain email communications if their on-premises or cloud-based email servers experience an outage.

•
Proofpoint Essentials. Our suite of security-as-a-service and compliance solutions specifically designed for distribution across managed service providers and dedicated security resellers. Key capabilities include inbound email filtering to block spam and malware, outbound filtering for compliance with company policies, email continuity to enable email service availability, targeted attack protection, and email archiving.

Key benefits of the email security products include:

•	Superior protection from advanced threats, spam and viruses. Protects against advanced threats, spam and other malware such as viruses, worms and spyware.

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

•	Easy-to-use end-user controls. Gives email users easy, self-service control over their individual email preferences within the parameters of corporate-defined messaging policies.

•	Superior protection from business email compromise. Combining a dynamic classifier on the email gateway with a proactive authentication solution delivers superior protection from these attacks.

•	Business continuity. Provides an always-on insurance policy for crucial business communications via email.

Proofpoint Advanced Threat Protection

Proofpoint’s advanced threat protection products leverage a broad set of detection techniques that are constantly refined as the threat landscape evolves. The products are capable of detecting and preventing threats across email, social media, mobile apps, and SaaS applications, and deliver rich intelligence to enable enterprises to understand as much as possible about the attacks they are seeing and the adversaries behind them. Key capabilities of the advanced threat products include:

•
Targeted attack protection. Enterprises are protected against both commodity and advanced threats such as phishing and other targeted email attacks by the use of big data analysis, predictive, virtual execution and dynamic malware analysis techniques to identify and apply additional security controls against suspicious messages and any associated links to the web. The same detection techniques are extended to look for malicious content in enterprise social media accounts, malicious links and file sent to users via SaaS applications, and malicious mobile apps that siphon off data or function as remote access Trojans.

•
Threat response. Provides threat information and indicators of compromise ("IoCs") correlation, aggregating across Proofpoint and other third-party security products, to confirm and contain system compromises. By taking advantage of this automated incident response, enterprises can minimize exfiltration windows and leverage staff for breach prevention and mitigation. In addition, it can be leveraged to automatically remove malicious emails that have been delivered to users’ email boxes, reducing the potential risk exposure.

Key benefits of Proofpoint Advanced Threat Protection include:

•
Superior effectiveness. Proofpoint’s agility in deploying new detection measures and adjusting defenses in response to changes in the threat landscape results is highly effective in stopping threats before they reach enterprise users.

•
Curated threat intelligence. Proofpoint’s threat research team tracks campaigns and actors, providing detailed research in addition to curated IoCs. The high quality of this threat intelligence enables customers to better prioritize their responses to alerts generated by Proofpoint products, as well as leverage the intelligence to hunt for threats that may have compromised their enterprises via other channels.

Proofpoint Information Protection and Archiving

A comprehensive data protection strategy must address both security and compliance risks. Our data loss prevention, encryption and compliance solution defends against leaks of confidential information, and helps ensure compliance with common U.S., international and industry-specific data protection regulations - including the Health Care Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Gramm-Leach-Bliley Act, Canada's Personal Information Protection and Electronic Documents Act, as well as acts such as CA SB 24, MA 201 CMR 17.00, ITAR, NERC-CIP, CFTC red flag rules, Basel II, EuroSOX (Directive 84/253/EEC), European Union Data Privacy Directive, and the Payment Card Industry Data Security Standard (PCI-DSS).

Proofpoint Information Protection and Archiving is designed to ensure accurate enforcement of data governance, data retention and supervision policies and mandates; cost-effective litigation support through efficient discovery; and active legal-hold management. It can store, govern and discover a wide range of data including email, instant message conversations, social media interactions, and other files throughout the enterprise.

Key capabilities within Proofpoint Information Protection and Archiving include:

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

•
Data Discover. Automated discovery and remediation solution that identifies sensitive content across the enterprise and enables corrective action, while reducing risk of data breaches and compliance violations.

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

•
Search performance.  By employing parallel, big data search techniques, we are able to deliver search performance measured in seconds, even when searching hundreds of terabytes of archived data. Traditional on-premises solutions can take hours or even days to return search results to a complex query.

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

Key benefits of Proofpoint Information Protection and Archiving include:

•
Regulatory compliance.  Data Loss Prevention and Encryption enable outbound messages to comply with national and state government and industry-specific privacy regulations, while Enterprise Archive helps organizations meet regulatory requirements by archiving all messages and content according to compliance retention policies and enabling staff to systematically review messages for compliance supervision.

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

Proofpoint Digital Risk Protection

Proofpoint Digital Risk Protection looks beyond the enterprise perimeter to deliver real-time, omnichannel digital risk discovery and protection from brand fraud, data loss, physical threats, and cyber threats. With this solution, enterprises can engage with their customers across web, email, mobile, and social media with the confidence that their brands and customers are safe from all forms of digital risk.

The key features of the Digital Risk product family include:

•
Detecting Brand Fraud. Fraudsters imitate companies' brands across digital channels to target customers with phishing scams, malware, phishing, and counterfeit products. Using a native cloud-based platform, customers can quickly find fraudulent social media accounts, web domains, and mobile apps that are affiliated with their brands.

•
Detecting External Threats. External threat management tools enable organizations to quickly identify leaked intellectual property, credentials, and customer data on the web or dark web. Additionally, detection measures can identify cyber criminals using digital tools to plan and execute cyber-attacks that target company’s digital presence and/or physical attacks on its executives, employees, and physical locations.

•
Compliance Monitoring and Protection. Leveraging social media APIs, the platform can monitor and apply content policies to the brand’s owned social media accounts for security, compliance and acceptable use. Using proprietary Deep Social Linguistic Analysis technology, social media and brand managers can aggregate content from across their enterprise and review it for security, risk and compliance violations (including FINRA, Federal Financial Institutions Examination Council, Food and Drug Administration, SEC, Financial Conduct Authority violations), allowing them to safely syndicate content distribution across their social media marketing platforms.

Key benefits of Proofpoint Digital Risk Protection include:

•
Reduction of fraud. Enterprises can reduce both the direct and indirect costs relating to fraud by rapidly and proactively identifying fraudulent web domains, mobile apps, and social media accounts leveraged by cyber criminals in phishing and other forms of attacks.

•
Visibility into external threats. Organizations benefit from early warnings of potentially harmful threats to physical sites, digital presences, and key executives, as well as well as unauthorized posting or resale of their private data.

•
Enhanced compliance. Reduces potential liability from inadvertent posting of sensitive data and demonstrates compliance with more than 35 standards and industry regulations. Automates compliance review processes and social advocate programs through seamless integration with leading social media management suites.

Platform Services

Our platform services provide the key functionality to implement our various solutions, using our enabling technologies. Our platform services primarily consist of:

•
Threat detection. Proofpoint deploys an ensemble approach to detect both malware and malware-free attacks. The approach combines multiple forms of detection, including composite reputation correlation, sandboxing for malicious attachments, URLs, and credential phishing, code analysis, network detection, and classifiers for phishing and impostor/BEC attacks.

•
Threat intel extraction. Proofpoint leverages a dedicated environment to learn as much as possible about threats that are detected by any part of the ensemble approach. The extraction environment leverages virtual sandboxes, physical hardware, and human analysts to induce malware to detonate and gather as much forensic detail about it as possible.

•
Nexus threat graph. Proofpoint synthesizes threat intelligence gathered from the vectors and threat feeds in a graph database known as Proofpoint Nexus, which is leveraged by threat researchers to correlate threats into campaigns, analyze new threats for links to known actors, and lend context (e.g. what vertical industries are seeing a given campaign) to all detected threats.

•
Real-time detection. Proofpoint leverages platform services to be in the flow of the movement of potentially sensitive data, including our email gateways, API-based social media integrations, mobile applications store scanning tools, and SaaS application API/proxy connectivity.

•
Information classification. For regulated or otherwise sensitive data, Proofpoint leverages smart identifiers to accurately recognize data types that are relevant from either a security or compliance perspective.

•
Intelligent policy. Proofpoint’s information protection and archive products leverage an intelligent policy framework that spans retention, legal hold, smart identifiers, and compliance frameworks, regardless of where the data may be stored or by which channel it is being sent.

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

•	Secure storage. Stores petabytes of data in the cloud cost-effectively using proprietary encryption methods, keeping sensitive data tamper-proof and private, yet fully searchable in real-time.

•	Virtual execution environments. Exposes suspected malware to a permuted set of instrumented virtual system environments, to assess maliciousness, exploit activity and compromise processes.

•
Intelligent message routing.  Policies can be established by administrators to automatically direct email communications differently through the email network, based on aspects of the messages, for security, compliance, supervisory, system performance, or other reasons.

•
Threat intelligence correlation.  Utilizes inputs from Proofpoint, cloud, and other third-party products to assess IoCs and confirm successful system compromises by malicious actors in near-real-time, then administers network controls to effectively contain the compromised systems.

Infrastructure

We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across eleven data centers located in the United States, Canada, the Netherlands and Germany.

Our cloud architecture is optimized to meet the unique demands of delivering real-time security-as-a-service to global enterprises. Key design elements include:

•
Security.  Security is central to our cloud architecture and is designed into all levels of the system, including physical security, network security, application security, and security at our third-party data centers. Our security measures have met the rigorous standards of SSAE 16 certification. In addition to this commercial certification program, we have also successfully completed the FISMA certification for our cloud-based information protection and archiving solution, enabling us to serve the rigorous security requirements of U.S. federal agencies.

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

Customers

As of December 31, 2016, we had customers of all sizes across a wide variety of industries. A number of our largest customers use our platform to protect more than a million users and handle over a billion messages per day. We have a highly diversified customer base, with one customer, a strategic partner serving a number of end customers with our platform, who accounted for 12% of total revenue in 2014. There were no single partners or customers that accounted for more than 10% of our total revenue in 2016 and 2015. In each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers of over 90%.

We target large and mid-sized organizations across all major verticals including aerospace and defense, education, financial services, government, healthcare, manufacturing and retail. We have been particularly successful selling to the largest enterprises in the United States as ranked by Fortune Magazine are our customers. We have also had success penetrating the market leaders in a number of significant verticals including:

•	4 of the 5 largest U.S. retailers

•	3 of the 5 largest U.S. aerospace and defense contractors

•	5 of the 5 largest U.S. banks

•	3 of the 5 largest global pharmaceutical companies

•	3 of the 5 largest U.S. petroleum refining companies

Sales and Marketing

Sales

We primarily target large and mid-sized organizations across all industries. Our sales and marketing programs are organized by geographic regions, including Asia-Pacific, EMEA, Japan, North America, and South America, and we further segment and organize our sales force into teams that focus on large enterprises (4,000 employees and above), mid-sized organizations (1,000 - 4,000 employees) and existing customers. In addition, we create integrated sales and marketing programs targeting specific vertical-markets. This vertical-market approach enables us to provide a higher level of service and understanding of our customers' unique needs, including the industry-specific business and regulatory requirements in industries such as healthcare, financial services, retail and education.

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

Research and development expenses were $98.5 million, $74.5 million and $51.9 million for 2016, 2015 and 2014, respectively.

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

•	Archiving: Micro Focus International plc and Veritas Technologies LLC (through its acquisitions of KVS and LiveOffice while under the ownership of Symantec Corporation).

We believe we compete favorably based on the following factors:

•	effectiveness of our protection against advanced threats;

•	comprehensiveness and integration of the solution;

•	flexibility of delivery models;

•	total cost of ownership;

•	scalability and performance;

•	customer support; and

•	extensibility of platform.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2016, we had 65 patents and 39 patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.

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

Employees

As of December 31, 2016, we had 1,573 employees. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense and we may not be successful in retaining our key employees or attracting skilled personnel.

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

Geographic Information

     For financial reporting purposes, net revenue and long-lived assets attributable to significant geographic areas are presented in Note 11, "Segment Reporting", to the consolidated financial statements, which is incorporated herein by reference.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Proofpoint and other companies that file materials with the SEC electronically. The public may also obtain these filings at the Securities and Exchange Commission (“SEC”)'s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. Copies of Proofpoint's reports on Form 10-K, definitive Proxy Statements, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our Internet website, http://investors.proofpoint.com/financials.cfm, or by sending an electronic message by visiting the Contact Us section within the investor relations portion of our website.

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

We have incurred net losses in every year since our inception, including net losses of $111.2 million, $98.7 million and $60.1 million in 2016, 2015 and 2014, respectively. As a result, we had an accumulated deficit of $469.1 million as of December 31, 2016. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

•    the impact of acquisitions;

•    litigation costs;

•    any disruption in our sales channels or termination of our relationship with strategic channel partners;

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

In the past we have relied on the U.S.-European Union Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) as one of the means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and Proofpoint self certified under the EU-US Privacy Shield framework on October 5, 2016. However, it is possible that Privacy Shield may be challenged in EU courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. The uncertainty and changes in the requirements of these jurisdictions may increase the cost of compliance to provide services to EU based customers, reduce demand for our services from such customers, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in Europe, or subject us to sanctions, including fines and a prohibition on data transfers, by EU data protection regulators. Furthermore, future decisions may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. These developments could harm our business, financial condition and results of operations.

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

We also face competition from large technology companies, such as Google Inc., Micro Focus International plc and Microsoft Corporation. These companies are increasingly developing and incorporating into their products data protection and storage software that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies that specialize in particular segments of the markets in which we compete.

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
We continue to be substantially dependent on our sales force to obtain new customers and to sell additional solutions to our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our results are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

We sell our security and compliance offerings primarily to enterprise IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed in the sales cycle. Increasingly, we have found that increasingly security, legal and compliance departments are involved in testing, evaluating and finally approving purchases, which has also made the sales cycle longer and less predictable. We may not be able to accurately predict or forecast the timing of sales, which makes our future revenue difficult to predict and could cause our results to vary significantly. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.

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

•	immaturity of compliance regulations in other jurisdictions, which may lower demand for our solutions;

•	greater difficulty with payment collections and longer payment cycles;

•	higher employee costs and difficulty terminating non-performing employees;

•	differences in work place cultures;

•	the need to adapt our solutions for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	uncertainties related to the United Kingdom's withdrawal from the European Union;

•	adverse tax consequences;

•	restrictions on the transfer of funds;

•	anti-bribery compliance by us or our partners, including under the Foreign Corrupt Practices Act and similar laws of other jurisdictions; and

•	new and different sources of competition.

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

In addition, most of our agreements with customers and channel partners include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. Large indemnity payments could harm our business, operating results and financial condition.

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

These transactions may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities.
In addition, as of December 31, 2016, we had $229.0 million of goodwill and intangible assets, net of accumulated amortization, recorded on our consolidated balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders' ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, because we have acquired companies in the past and may continue to do so in the future, we will also need to expend resources to integrate the controls of these acquired entities with ours. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm report regarding the effectiveness of our internal control over financial reporting that we are required to include in our Annual Report on Form 10-K under Section 404 of the Sarbanes‑Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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
As of December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin or continue to expire in 2018 and 2017 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.
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

The conversion of some or all of our Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the Notes will be able to convert them only upon the satisfaction of certain conditions prior to June 15, 2018 and December 15, 2019, as applicable. The notes due June 15, 2018 are now convertible upon the election on holders. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock and the value of the Notes.

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
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock units and restricted stock pursuant to our employee benefit plans, for purchase by employees under our employee stock purchase plan, and upon conversion of our outstanding convertible notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
We do not anticipate paying cash dividends on our common stock in the future. As a result, only appreciation of the price of our common stock will provide a return to our stockholders. Investors seeking cash dividends should not invest in our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, which includes our operations and research and development facilities, is located in Sunnyvale, California, and currently consists of 95,557 square feet of space under a lease that expires in 2020, with a five-year extension option. In 2016, we leased additional 43,925 square feet building in Sunnyvale, California, which is currently under renovation, and upon completion, will serve as expansion of our corporate headquarters. The 2016 leases expires in 2024, with a five-year extension option.

We lease additional U.S. offices in Utah, Texas, Indiana and Colorado. We also lease offices in Toronto, Canada; Paris, France; Tokyo, Japan; Nurnberg, Germany; London and Reading, United Kingdom; Belfast, Ireland, Sydney, Australia; Taipei, Taiwan and Herzliya, Israel. We believe our facilities are adequate for our current needs and for the foreseeable future.

The following is a list of our locations and the primary functions.

Location	Primary function
Sunnyvale, California, U.S.	Research and development, sales, marketing and administration
Minuteman, Utah, U.S.	Research and development, sales, marketing and administration
Austin, Texas, U.S.	Research and development, marketing
Indianapolis, Indiana, U.S.	Research and development
Denver and Broomfield, Colorado	Research and development, sales and marketing
Herzliya, Israel	Research and development
Toronto, Canada	Research and development, sales, marketing and administration
United Kingdom	Research and development, sales and marketing
Paris, France	Sales
Tokyo, Japan	Sales
Nurnberg, Germany	Sales
Belfast, Ireland	Research and development, sales and marketing
Taipei, Taiwan	Research and development, sales, marketing and administration
Sydney, Australia	Sales and marketing

We operate eleven data centers at third-party facilities throughout the world: six in the United States, two in Canada, one in the Netherlands and two in Germany.

ITEM 3. LEGAL PROCEEDINGS

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

	High	Low
Year Ended December 31, 2016
First Quarter	$65.28	$35.56
Second Quarter	$65.19	$46.58
Third Quarter	$80.68	$63.01
Fourth Quarter	$88.00	$68.04
Year Ended December 31, 2015
First Quarter	$60.72	$45.37
Second Quarter	$67.87	$50.53
Third Quarter	$72.70	$50.82
Fourth Quarter	$75.46	$54.87

Holders of our Common Shares

As of February 3, 2017, there were 45 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.

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

Unregistered Sales of Equity Securities
On October 24, 2016, the Company issued 110,782 shares of its common stock to certain stockholders of FireLayers, Ltd. as partial consideration paid by the Company in connection with the consummation of the Company's acquisition of FireLayers, Ltd. The shares were not registered under the Securities Act of 1933, as amended ("Securities Act") in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds from Public Offering of Common Stock
There has been no material change in the use of proceeds from our initial public offering in April 2012.
Stock Performance Graph

The following graph shows a comparison from April 20, 2012 through December 31, 2016, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes an investment of $100 on April 20, 2012 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

Comparison of 20 Quarter Cumulative Total Return
Assumes Initial Investment of $100
December 2016
600.00
500.00
400.00
300.00
200.00
100.00
0.00
4/20/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
Proofpoint, Inc.
NASDAQ Composite-Total Returns
NASDAQ Computer Index

	April 20, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Proofpoint, Inc.	100.00	87.43	235.58	342.54	461.72	501.78
NASDAQ Composite - Total Returns	100.00	101.92	142.87	163.50	174.88	190.39
NASDAQ Computer Index	100.00	95.61	128.24	156.01	167.97	188.58

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

We derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our consolidated financial statements not included in this report. Effective January 1, 2016, we changed our accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred. The adoption of this accounting policy change has been applied retrospectively for all periods presented. See Note 1 of the Notes to Consolidated Financial Statements in this annual report for information regarding the change in accounting policy for sales commissions. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$365,960	$257,329	$187,527	$132,062	$101,470
Hardware and services	9,536	8,068	8,080	5,869	4,825
Total revenue	375,496	265,397	195,607	137,931	106,295
Cost of revenue:(1)
Subscription	94,716	71,746	53,136	35,468	28,246
Hardware and services	13,877	12,312	12,543	6,124	4,867
Total cost of revenue	108,593	84,058	65,679	41,592	33,113
Gross profit	266,903	181,339	129,928	96,339	73,182
Operating expense:(1)
Research and development	98,506	74,459	51,903	34,449	24,827
Sales and marketing	201,204	148,414	98,333	69,123	53,445
General and administrative	52,774	36,616	26,679	19,622	12,693
Total operating expense	352,484	259,489	176,915	123,194	90,965
Operating loss	(85,581)	(78,150)	(46,987)	(26,855)	(17,783)
Interest expense	(23,538)	(18,000)	(11,213)	(641)	(108)
Other expense, net	(1,103)	(1,927)	(2,230)	(215)	(154)
Loss before (provision for) benefit from income taxes	(110,222)	(98,077)	(60,430)	(27,711)	(18,045)
(Provision for) benefit from income taxes	(986)	(635)	313	2,808	(521)
Net loss	$(111,208)	$(98,712)	$(60,117)	$(24,903)	$(18,566)
Net loss per share, basic and diluted	$(2.66)	$(2.48)	$(1.61)	$(0.71)	$(0.77)
Weighted average shares outstanding, basic and diluted	41,859	39,787	37,381	34,874	24,056
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$7,427	$5,028	$2,404	$1,007	$657
Cost of hardware and services revenue	$1,494	$1,098	$604	$196	$70
Research and development	$24,342	$20,672	$10,204	$3,608	$1,869
Sales and marketing	$28,607	$21,511	$10,795	$4,270	$3,103
General and administrative	$16,826	$11,785	$6,997	$3,002	$1,622
Amortization of intangible assets:
Cost of subscription revenue	$9,423	$7,079	$4,157	$2,220	$2,785
Research and development	$60	$91	$93	$47	$30
Sales and marketing	$4,938	$5,074	$4,494	$1,743	$461
General and administrative	$—	$12	$46	$34	$—

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$396,751	$406,237	$214,986	$251,801	$86,517
Deferred commissions, current and long-term	$25,664	$22,802	$15,060	$10,938	$8,280
Property and equipment, net	$52,523	$34,501	$18,718	$11,221	$8,560
Total assets	$801,660	$705,616	$439,076	$401,211	$148,721
Convertible senior notes	$366,541	$345,699	$161,396	$152,642	$—
Debt, current and long-term	$123	$155	$695	$2,350	$4,012
Deferred revenue, current and long-term	$312,181	$223,726	$162,675	$123,983	$86,859
Total stockholders' equity	$44,923	$83,185	$71,533	$88,098	$42,088

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

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, instant messaging, social media and other web-based applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

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

Our platform and its associated solutions are sold to customers on a subscription basis and can be deployed through our unique cloud-based architecture that leverages both our global data centers as well as optional points-of-presence behind our customers’ firewalls. Our flexible deployment model enables us to deliver superior security and compliance while maintaining the favorable economics afforded by cloud computing, creating a competitive advantage for us over legacy on-premises and cloud-only offerings.

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

Historically, the majority of our revenue is derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 34% for the year ended December 31, 2016 as compared to prior year. In terms of customer concentration, there were no individual customers or partners that accounted for more than 10% of our total revenue for the years ended December 31, 2016 and 2015.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total revenue	$375,496	$265,397	$195,607
Growth	41%	36%	42%
Gross margin percentage	71%	68%	66%
Non-GAAP gross margin	76%	73%	70%
Billings (non-GAAP)	$462,751	$324,348	$233,699
Growth	43%	39%	46%
Adjusted EBITDA (non-GAAP)	$38,697	$12,332	$3,627
Free cash flows (non-GAAP)	$59,828	$20,677	$7,625

Non-GAAP gross margin

We define non-GAAP gross margin as non-GAAP gross profit divided by GAAP revenue. We define non-GAAP gross profit as GAAP gross profit, adjusted to exclude stock-based compensation expense and the amortization of intangible assets associated with acquisitions. We consider this non-GAAP financial measure to be a useful metric for management and investors because it excludes the effect of stock-based compensation expense and the amortization of intangible assets associated with acquisitions so that our management and investors can compare our business operating results over multiple periods, and compare the Company's financial results with other companies in its industry, many of which present similar non-GAAP financial measure. However, there are a number of limitations related to the use of non-GAAP gross margin versus gross margin calculated in accordance with GAAP. For example, stock-based compensation has been and will continue to be for the foreseeable future a significant recurring expense in our business. Stock-based compensation is an important part of our employees’ compensation and impacts their performance. In addition, the components of the costs that we exclude in our calculation of non-GAAP gross margin may differ from the components that our peer companies exclude when they report their non-GAAP results.  Management compensates for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP gross margin and evaluating non-GAAP gross margin together with gross margin calculated in accordance with GAAP.

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
GAAP gross profit	$266,903	$181,339	$129,928
GAAP gross margin	71%	68%	66%
Plus:
Stock-based compensation expense	8,921	6,126	3,008
Amortization of intangible assets	9,423	7,079	4,157
Non-GAAP gross profit	$285,247	$194,544	$137,093
Non-GAAP gross margin	76%	73%	70%

Billings

We have included billings, a non-GAAP financial measure, in this report because it is a key measure used by our management and board of directors to manage our business and monitor our near term cash flows. We define billings as total revenue plus change in deferred revenue during a period, less deferred revenue from acquisitions. We have provided reconciliation between total revenue, the most directly comparable GAAP financial measure, and billings. Accordingly, we believe that billings provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents the reconciliation of total revenue to billings for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total revenue	$375,496	$265,397	$195,607
Deferred revenue
Ending	312,181	223,726	162,675
Beginning	223,726	162,675	123,983
Net change	88,455	61,051	38,692
Less: deferred revenue contributed by acquisitions	(1,200)	(2,100)	(600)
Billings	$462,751	$324,348	$233,699

Adjusted EBITDA

We define adjusted EBITDA as net loss, adjusted to exclude: depreciation, amortization of intangible assets, interest (income) expense, net, provision for (benefit from) income taxes, stock-based compensation, acquisition- and litigation-related (income) expenses, net, and other (income) expense, net. Acquisition related expense, net, include legal, accounting, and other professional fees, as well as changes in the fair value of contingent consideration obligations. We believe that adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•
Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with our peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
It is useful to exclude certain non-cash charges, such as depreciation, amortization of intangible assets and stock-based compensation, and acquisition- and litigation-related (income) expenses from adjusted EBITDA because the amount of such expenses in any specific period may not be directly correlated to the underlying performance of our business operations and these expenses can vary significantly between periods as a result of new acquisitions, full depreciation of previously acquired tangible and amortization of intangible assets, the timing of new stock‑based awards or litigation-related (income) expenses, as the case may be.

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

The following table presents the reconciliation of net loss to adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(111,208)	$(98,712)	$(60,117)
Depreciation	17,131	12,644	9,033
Amortization of intangible assets	14,421	12,256	8,790
Interest expense	23,538	18,000	11,213
Provision for (benefit from) income taxes	986	635	(313)
EBITDA	(55,132)	(55,177)	(31,394)
Stock-based compensation expense	78,696	60,094	31,004
Acquisition-related expense	1,080	911	612
Litigation-related expense	12,950	4,577	1,175
Other expense, net	1,103	1,927	2,230
Adjusted EBITDA	$38,697	$12,332	$3,627
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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
GAAP cash flows provided by operating activities:	$94,235	$46,504	$22,613
Less:
Purchase of property and equipment	(34,407)	(25,827)	(14,988)
Non-GAAP free cash flows	$59,828	$20,677	$7,625
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

Cost of Revenue

Our cost of revenues consists of cost of subscription revenue and cost of hardware and services revenue. Personnel costs, data center costs and hardware costs are the most significant components of our cost of revenues. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business. Our headcount has increased from 449 employees as of December 31, 2012 to 1,573 employees as of December 31, 2016. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

Research and Development. Research and development expenses include personnel costs, consulting services and depreciation. We believe that these investments have played an important role in broadening the capabilities of our platform over the course of our operating history, enhancing the relevance of our solutions in the market in general and helping us to retain our customers over time. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as to develop new offerings. We believe that these investments are necessary to maintain and improve our competitive position. However, over the longer term, we intend to monitor these costs so as to decrease this spending as a percentage of total revenue. Our research efforts include both software developed for our internal use on behalf of our customers as well as software elements to be used by our customers in their own facilities. To date, our capitalized costs on software developed for internal use on behalf of our customers have not been material. For the software developed for use on our customers’ premises, the costs associated with the development work between technological feasibility and the general availability has not been material and as such we have not capitalized any of these development costs to date.

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

(Provision For) Benefit From Income Taxes

For 2013 and prior years, the (provision for) benefit from income taxes was related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. However, in the years ended December 31, 2016 and 2015, we recognized $0.4 million and $0.1 million, respectively, of deferred tax expense in the U.S. related to amortization of tax goodwill on business acquisitions. We also recognized a $0.8 million deferred tax benefit in 2014 related to the release of U.S. valuation allowances as a result of business acquisitions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.  Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations

The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue:
Subscription	$365,960	$257,329	$187,527
Hardware and services	9,536	8,068	8,080
Total revenue	375,496	265,397	195,607
Cost of revenue:(1)
Subscription	94,716	71,746	53,136
Hardware and services	13,877	12,312	12,543
Total cost of revenue	108,593	84,058	65,679
Gross profit	266,903	181,339	129,928
Operating expense:(1)
Research and development	98,506	74,459	51,903
Sales and marketing	201,204	148,414	98,333
General and administrative	52,774	36,616	26,679
Total operating expense	352,484	259,489	176,915
Operating loss	(85,581)	(78,150)	(46,987)
Interest expense	(23,538)	(18,000)	(11,213)
Other expense, net	(1,103)	(1,927)	(2,230)
Loss before (provision for) benefit from income taxes	(110,222)	(98,077)	(60,430)
(Provision for) benefit from income taxes	(986)	(635)	313
Net loss	$(111,208)	$(98,712)	$(60,117)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription	97%	97%	96%
Hardware and services	3	3	4
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	25	27	27
Hardware and services	4	5	7
Total cost of revenue	29	32	34
Gross profit	71	68	66
Operating expense:(1)
Research and development	26	28	26
Sales and marketing	54	56	50
General and administrative	14	14	14
Total operating expense	94	98	90
Operating loss	(23)	(30)	(24)
Interest expense	(6)	(7)	(6)
Other expense, net	(1)	—	(1)
Loss before (provision for) benefit from income taxes	(30)	(37)	(31)
(Provision for) benefit from income taxes	—	—	—
Net loss	(30)%	(37)%	(31)%
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$7,427	$5,028	$2,404
Cost of hardware and services revenue	1,494	1,098	604
Research and development	24,342	20,672	10,204
Sales and marketing	28,607	21,511	10,795
General and administrative	16,826	11,785	6,997
Amortization of intangible assets:
Cost of subscription revenue	$9,423	$7,079	$4,157
Research and development	60	91	93
Sales and marketing	4,938	5,074	4,494
General and administrative	—	12	46

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Subscription	$365,960	$257,329	$108,631	42%	$257,329	$187,527	$69,802	37%
Hardware and services	9,536	8,068	1,468	18%	8,068	8,080	(12)	—%
Total revenue	$375,496	$265,397	$110,099	41%	$265,397	$195,607	$69,790	36%

Subscription revenue increased $108.6 million and $69.8 million, or 42% and 37%, respectively, for 2016 and 2015. These increases were primarily due to a $92.9 million and $60.6 million increase in revenue from the United States and, to a lesser extent, a $15.7 million and $9.2 million from international customers for 2016 and 2015, respectively.

The increase in subscription revenue for 2016 and 2015 was due to the ongoing robust demand for our advanced threat solutions, increase in add-on activity and renewal rate being higher than 90%. Additionally, the revenue recognized from acquired deferred revenue related to the acquisitions made was $2.7 million, $4.7 million and $7.1 million in 2016, 2015 and 2014, respectively. The change in subscription revenue due to pricing was not significant for either period.

Hardware and services revenue for 2016 increased $1.5 million or 18%, as compared to 2015, primarily due to higher revenue from professional services related to the archiving solutions. The change in hardware and services revenue was not material in 2015 as compared to 2014.

Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Subscription	$94,716	$71,746	$22,970	32%	$71,746	$53,136	$18,610	35%
Hardware and services	13,877	12,312	1,565	13%	12,312	12,543	(231)	(2)%
Total cost of revenue	$108,593	$84,058	$24,535	29%	$84,058	$65,679	$18,379	28%

Cost of subscription revenue increased $23.0 million, or 32%, in 2016 as compared to 2015, and $18.6 million, or 35%, in 2015 as compared to 2014. The increases were primarily due to increases in operations-related expense of $13.6 million and $12.4 million, respectively, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and amortization of intangible assets expense of developed technology from the acquisitions. Additionally, support-related expenses increased $6.5 million and $4.8 million, respectively, primarily due to higher headcount and consulting costs. Data center costs increased $2.9 million and $1.6 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for 2016 increased $1.6 million, or 13%, as compared to 2015, primarily due to an increase in professional service costs as our headcount increased. The change in hardware and services cost was not material in 2015 as compared to 2014.
Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Research and development	$98,506	$74,459	$24,047	32%	$74,459	$51,903	$22,556	43%
Percent of total revenue	26%	28%			28%	26%

Research and development expenses increased $24.0 million and $22.6 million, or 32% and 43%, for 2016 and 2015, respectively. The increases were primarily due to personnel-related costs of $18.7 million and $19.9 million for 2016 and 2015, respectively, from higher headcount, including those from the integration of the acquisitions in 2016 and 2015. Additionally, corporate expense increased $2.7 million and $0.9 million, respectively, primarily due to higher costs from expanded operations, higher allocated costs from facilities, human resources and IT-related expense as we grew year-over-year, and increased consulting costs of $2.8 million and $1.6 million in 2016 and 2015, respectively, as we grew rapidly in both years.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Sales and marketing	$201,204	$148,414	$52,790	36%	$148,414	$98,333	$50,081	51%
Percent of total revenue	54%	56%			56%	50%

Sales and marketing expenses increased $52.8 million and $50.1 million, or 36% and 51%, for 2016 and 2015, respectively. The increase in headcount on a worldwide basis and increase in revenue resulted in increased personnel-related and commissions costs of $45.8 million and $40.3 million, respectively. Travel expenses increased $1.1 million in 2016 and $1.6 million in 2015. Corporate and facilities expenses increased $3.3 million in 2016 and $4.1 million in 2015 due to costs related to our acquisitions and higher allocated costs as the company expanded. Marketing expenses related to lead generation, trade shows, advertising and other initiatives increased $2.3 million in 2016 and $3.9 million in 2015 due to increased marketing activities.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
General and administrative	$52,774	$36,616	$16,158	44%	$36,616	$26,679	$9,937	37%
Percent of total revenue	14%	14%			14%	14%

General and administrative expenses increased $16.2 million and $9.9 million, or 44% and 37%, for 2016 and 2015, respectively, primarily due to increases in personnel-related costs of $7.5 million and $6.3 million for 2016 and 2015, respectively, to support our continued growth as a public company and business acquisitions in 2016 and 2015. Legal expense increased $8.4 million in 2016 due to an increase in litigation and settlement costs related to the Finjan lawsuit and settlement (see Note 7 to the accompanying Consolidated Financial Statements), legal expense increased $3.4 million in 2015 as compared to 2014, due to litigation with Finjan.

Interest Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Total interest expense, net	(23,538)	(18,000)	(5,538)	(31)%	(18,000)	(11,213)	(6,787)	(61)%

Total net interest expense increased $5.5 million in 2016 and $6.8 million in 2015, primarily due to higher interest expense related to the issuance of the convertible senior notes in June 2015 and December 2013 and the associated interest expense, accretion of the debt discount and debt issuance costs.

Other Expense, Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Total other expense, net	$(1,103)	$(1,927)	$824	43%	$(1,927)	$(2,230)	$303	(14)%

Total net other expense decreased $0.8 million and $0.3 million for 2016 and 2015, respectively, primarily due to U.S. Dollar translation rate changes against other currencies, in particular the Euro, the Japanese Yen, the British Pound and the Canadian Dollar.

(Provision For) Benefit From Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2016	2015	$	%	2015	2014	$	$	%
	(in thousands)				(in thousands)
(Provision for) benefit from income taxes	$(986)	$(635)	$(351)	55%	(635)	313	$(948)		(303)%

Total income tax expense increased $0.4 million in 2016 as compared to 2015. The increase is primarily due to an increase in U.S. deferred tax liabilities on goodwill related to certain taxable business acquisitions.

Total income tax expense increased $0.9 million in 2015 as compared to 2014. The increase is primarily due to tax benefit of $0.8 million recorded in 2014 and related to the reversal of valuation allowance resulting from the Nexgate acquisition.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2016. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$104,082	$97,163	$87,318	$77,397	$72,472	$67,223	$61,778	$55,856
Hardware and services	2,723	2,621	2,586	1,606	2,467	1,926	1,768	1,907
Total revenue	106,805	99,784	89,904	79,003	74,939	69,149	63,546	57,763
Cost of revenue:(1)
Subscription	25,849	23,987	23,198	21,682	20,374	18,209	16,829	16,334
Hardware and services	3,982	3,293	3,460	3,142	3,518	2,845	2,995	2,954
Total cost of revenue	29,831	27,280	26,658	24,824	23,892	21,054	19,824	19,288
Gross profit	76,974	72,504	63,246	54,179	51,047	48,095	43,722	38,475
Operating expense:(1)
Research and development	27,772	24,493	23,588	22,653	20,092	20,000	18,659	15,708
Sales and marketing	54,550	51,467	48,664	46,523	41,174	38,651	35,638	32,951
General and administrative	10,778	8,393	22,999	10,604	10,827	9,961	8,495	7,333
Total operating expense	93,100	84,353	95,251	79,780	72,093	68,612	62,792	55,992
Operating loss	(16,126)	(11,849)	(32,005)	(25,601)	(21,046)	(20,517)	(19,070)	(17,517)
Interest expense	(6,009)	(5,920)	(5,809)	(5,800)	(5,912)	(5,903)	(3,332)	(2,853)
Other (expense) income, net	(575)	(228)	(302)	2	(292)	(375)	(80)	(1,180)
Loss before (provision for) benefit from income taxes	(22,710)	(17,997)	(38,116)	(31,399)	(27,250)	(26,795)	(22,482)	(21,550)
Provision for income taxes	(174)	(370)	(185)	(257)	(142)	(219)	(112)	(162)
Net loss	$(22,884)	$(18,367)	$(38,301)	$(31,656)	$(27,392)	$(27,014)	$(22,594)	$(21,712)
Net loss per share, basic and diluted	$(0.54)	$(0.44)	$(0.92)	$(0.77)	$(0.68)	$(0.67)	$(0.57)	$(0.56)
Weighted average shares outstanding, basic and diluted	42,616	42,109	41,605	41,093	40,531	40,072	39,567	38,957
_______________________________________________________________________________

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$1,988	$2,080	$1,721	$1,638	$1,408	$1,357	$1,148	$1,115
Cost of hardware and services revenue	374	375	392	353	324	270	250	254
Research and development	6,844	6,019	5,877	5,602	5,110	5,862	5,762	3,938
Sales and marketing	7,897	7,174	6,718	6,818	6,016	5,469	5,157	4,869
General and administrative	4,439	4,315	4,000	4,072	3,379	3,238	2,918	2,250
Total stock based compensation expenses	$21,542	$19,963	$18,708	$18,483	$16,237	$16,196	$15,235	$12,426
Amortization of intangible assets:
Cost of subscription revenue	$2,965	$2,223	$2,118	$2,117	$2,165	$1,945	$1,589	$1,380
Research and development	15	15	15	15	22	23	23	23
Sales and marketing	1,000	1,429	1,236	1,273	1,235	1,242	1,304	1,293
General and administrative	—	—	—	—	—	—	1	11
Total amortization of intangible assets	$3,980	$3,667	$3,369	$3,405	$3,422	$3,210	$2,917	$2,707

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Consolidated Statements of Operations Data:
Revenue:
Subscription	97%	97%	97%	98%	97%	97%	97%	97%
Hardware and services	3	3	3	2	3	3	3	3
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	24	24	26	27	27	26	26	28
Hardware and services	4	3	4	4	5	4	5	5
Total cost of revenue	28	27	30	31	32	30	31	33
Gross profit	72	73	70	69	68	70	69	67
Operating expense:
Research and development	26	25	26	29	27	29	29	27
Sales and marketing	51	52	54	59	55	56	56	57
General and administrative	10	8	26	13	14	15	14	13
Total operating expense	87	85	106	101	96	100	99	97
Operating loss	(15)	(12)	(36)	(32)	(28)	(30)	(30)	(30)
Interest expense	(6)	(6)	(7)	(8)	(8)	(9)	(6)	(5)
Other (expense) income, net	—	—	—	—	—	—	—	(2)
Loss before (provision for) benefit from income taxes	(21)	(18)	(43)	(40)	(36)	(39)	(36)	(37)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	(21)%	(18)%	(43)%	(40)%	(36)%	(39)%	(36)%	(37)%

Liquidity and Capital Resources

As of December 31, 2016, we had $345.4 million in cash and cash equivalents and $51.3 million in short-term investments, for a total of $396.8 million. Also refer to Note 8 "Convertible Senior Notes" to the consolidated financial statements for discussion of the Notes.

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

As of December 31, 2016, the amount of cash and cash equivalents held by our foreign subsidiaries was $17.4 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.8 million. We have only provided $0.2 million for these taxes, as it is our intention that the majority of these funds are indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$94,235	$46,504	$22,613
Net cash used in investing activities	$(89,231)	$(102,861)	$(95,120)
Net cash (used in) provided by financing activities	$(5,238)	$223,188	$10,396

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

Net cash provided by operating activities was $94.2 million in 2016 as compared to $46.5 million in 2015. The increase of $47.7 million was primarily due to:

•
An increase in amortization of intangible assets of $2.2 million due to the acquired businesses, and an increase in depreciation of fixed assets of $4.5 million due to the increase in capital expenditure;

•	Stock-based compensation expense increased $18.6 million due to the increase in headcount and valuation of grants made;

•	Amortization of debt issuance costs and accretion of debt discount increased $5.9 million due to the issuance of our convertible notes in June 2015;

•	a decrease in deferred commissions change of $4.9 million due more deferrals in 2015 and higher deferred commission amortization in 2016 as compared to 2015;

•	An increase in accounts payable change of $1.8 million due to the timing of the payments;

•	An increase in deferred revenue change of $28.3 million due to higher billings;

•	An increase in accrued liabilities change of $2.0 million due to the timing of compensation and other payments;

•	The increase was offset by a net loss change of $12.5 million and an increase in accounts receivable change of $5.9 million.

Net cash provided by operating activities was $46.5 million in 2015 as compared to $22.6 million in 2014. The increase of $23.9 million was primarily due to:

•
An increase in amortization of intangible assets of $3.5 million due to the acquired businesses, and an increase in depreciation of fixed assets of $3.6 million due to the increase in capital expenditure;

•	Stock-based compensation expense increased $29.1 million due to the increase in headcount and valuation of grants made;

•	Amortization of debt issuance costs and accretion of debt discount increased $6.2 million due to the issuance of our convertible notes in June 2015;

•	A decrease in accounts receivable change of $2.7 million due to collections;

•	An increase in accounts payable change of $2.3 million due to the timing of the payments;

•	An increase in deferred revenue change of $20.9 million due to higher billings;

•	An increase in accrued liabilities change of $0.5 million due to the timing of compensation and other payments;

•
The increase was offset by a net loss change of $38.6 million, an increase in deferred commissions change of $3.6 million primarily due to higher deferrals, and a decrease in deferred rent change of $2.5 million as larger lease agreements, including tenant allowances received, were executed in prior periods.

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

Net cash used in investing activities was $89.2 million in 2016 as compared to $102.9 million in 2015. The decrease in cash used of $13.6 million was due to a $84.3 million increase in sales and maturities of short-term investments, offset by $50.1 million increase in payments for short-term investments, an increase in capital expenditures of $8.6 million for infrastructure expansion and daily operations, an increase in payments to escrow account of $9.6 million due to the Return Path acquisition, and an increase in business acquisition cost of $2.6 million.

Net cash used in investing activities was $102.9 million in 2015 as compared to $95.1 million in 2014. The increase of $7.7 million was due to an increase in capital expenditures of $10.8 million for infrastructure expansion and daily operations offset by lower business acquisition cost by $2.1 million.

Net Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $5.2 million in 2016 as compared to cash provided of $223.2 million in 2015. The decrease of $228.4 million was primarily due to proceeds of $223.8 million from the issuance of the 0.75% Notes in June 2015 (see Note 8 to our Consolidated Financial Statements), a $7.5 million increase in withholding taxes paid related to restricted stock unit net share settlement, $1.4 million paid in 2016 to release an indemnification holdback liability incurred in connection with the Abaca Technology Corporation acquisition in July 2013, partially offset by $3.2 million increase in proceeds from common stock issuance related to employee stock plans and $0.7 million decrease in payments for equipment loans and capital lease obligations.

Net cash provided by financing activities was $223.2 million in 2015 as compared to $10.4 million in 2014. The increase of $212.8 million was primarily due to proceeds of $223.8 million from the issuance of the 0.75% Notes in June 2015 (Note 8). The increase was partially offset by withholding taxes paid related to restricted stock net share settlement increase of $13.9 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payment Due By Period
	Total (5)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Convertible senior notes(1)	$431,250	$—	$201,250	$230,000	$—
Interest payments(2)	11,069	4,241	5,965	863	—
Capital and operating lease obligations(3)	51,329	13,945	24,500	7,268	5,616
Purchase obligations(4)	17,736	7,705	10,031	—	—
Total	$511,384	$25,891	$241,746	$238,131	$5,616
_______________________________________________________________________________

(1)	Represents the 0.75% and 1.25% convertible senior notes issued in June 2015 and December 2013, respectively. See Note 8, "Convertible Senior Notes" for further information.

(2)	Represents interest payments on the 0.75% and 1.25% senior convertible notes.

(3)	Consists of capital leases and contractual obligations under operating leases for office space and data centers.

(4)	Consists of minimum purchase commitment of products and services. Obligations under contracts that we can cancel without a significant penalty was not included in the table above.

(5)
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $0.3 million of such non-current liabilities included in Other long-term liabilities recorded on our consolidated balance sheet as of December 31, 2016.

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

Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 "The Company and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in this report. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;

•	Deferred commissions;

•	Stock-based compensation expense;

•	Fair value of assets acquired and liabilities assumed in business combinations;

•	Impairment assessment of goodwill, intangible assets and other long-lived assets

•	Loss contingencies; and

•	Recognition and measurement of current and deferred income taxes.

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

We apply industry-specific software revenue recognition guidance to transactions involving the licensing of software, as well as related support, training, and other professional services. Software revenue recognition guidance requires revenue earned on software arrangements involving multiple elements such as software license, support, training, and other professional services to be allocated to each element based on the relative fair values of these elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. VSOE of fair value of each element is based on the price charged when the element is sold separately.

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

When a sales arrangement contains multiple elements, such as hardware appliances, subscription services, customer support services, and/or professional services, we allocate revenue to each element based on a selling price hierarchy. In multiple element arrangements, revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price. If VSOE does not exist, we use third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price ("BESP") for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. We determine BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. We estimate the selling price for our subscription solutions by considering internal factors such as historical pricing practices and we estimate the selling price of our hardware and other services using a combination of our historical costs paired with external measurements regarding the pricing of similar products and services in similar industries.

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

We assess collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2016, we have not experienced any material credit losses.

Deferred Commissions

Deferred commissions are the direct and incremental selling costs that are associated with our customer contracts and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The commissions are amortized to sales and marketing expense over the non-cancelable terms of the related contracts with our customers. The commissions payments, which are paid in full the month after the customer's service commences, are a direct and incremental cost of the revenue arrangements. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable contract. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized.

Stock-Based Compensation Expense

We use the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares. This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award.

Starting January 1, 2016, the expected volatility of our common stock is based on the Company's historical volatility. Prior to January 1, 2016, the common stock price volatility was determined based on the historical average volatilities of the common stock of a group of publicly-traded peer companies that operated in a similar industry as the Company did not have sufficient trading history for its common stock.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from our revenue streams;

•	cost to build the acquired technology;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of December 31, 2016, we had cash, cash equivalents, and short-term investments of $396.8 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of December 31, 2016, we had an outstanding balance of $431.3 million aggregate principal amount of the Notes (see Note 8 of our Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Consolidated Balance Sheets. Since these Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction losses included in determining net loss were $0.9 million, $1.7 million and $2.2 million for 2016, 2015 and 2014, respectively. Transaction gains and losses are included in other expense, net.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2016. Based on their evaluation, as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated into this report by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1) Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to the Consolidated Financial Statements at page 62 of this annual report is incorporated herein by reference. Such consolidated financial statements are filed as part of this annual report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Proofpoint, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for sales commissions in 2016.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 23, 2017

Proofpoint, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	At December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$345,426	$346,205
Short-term investments	51,325	60,032
Accounts receivable, net of allowance for doubtful accounts of $216 and $199 at December 31, 2016 and 2015, respectively	72,951	54,522
Inventory	598	485
Deferred product costs	1,829	2,228
Deferred commissions	21,168	19,314
Prepaid expenses and other current assets	17,498	5,695
Total current assets	510,795	488,481
Property and equipment, net	52,523	34,501
Deferred product costs	310	314
Goodwill	167,270	133,769
Intangible assets, net	61,708	41,330
Long-term deferred commissions	4,496	3,488
Other assets	4,558	3,733
Total assets	$801,660	$705,616
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,297	$14,081
Accrued liabilities	50,765	35,053
Capital lease obligations	32	32
Deferred rent	409	496
Deferred revenue	259,109	182,195
Total current liabilities	325,612	231,857
Convertible senior notes	366,541	345,699
Long-term capital lease obligations	91	123
Long-term deferred rent	2,413	2,033
Other long-term liabilities	9,008	1,188
Long-term deferred revenue	53,072	41,531
Total liabilities	756,737	622,431
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 43,015 and 40,840 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	4
Additional paid-in capital	514,034	441,104
Accumulated other comprehensive loss	(7)	(23)
Accumulated deficit	(469,108)	(357,900)
Total stockholders' equity	44,923	83,185
Total liabilities and stockholders' equity	$801,660	$705,616

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription	$365,960	$257,329	$187,527
Hardware and services	9,536	8,068	8,080
Total revenue	375,496	265,397	195,607
Cost of revenue:(1)(2)
Subscription	94,716	71,746	53,136
Hardware and services	13,877	12,312	12,543
Total cost of revenue	108,593	84,058	65,679
Gross profit	266,903	181,339	129,928
Operating expense:(1)(2)
Research and development	98,506	74,459	51,903
Sales and marketing	201,204	148,414	98,333
General and administrative	52,774	36,616	26,679
Total operating expense	352,484	259,489	176,915
Operating loss	(85,581)	(78,150)	(46,987)
Interest expense	(23,538)	(18,000)	(11,213)
Other expense, net	(1,103)	(1,927)	(2,230)
Loss before (provision for) benefit from income taxes	(110,222)	(98,077)	(60,430)
(Provision for) benefit from income taxes	(986)	(635)	313
Net loss	$(111,208)	$(98,712)	$(60,117)
Net loss per share, basic and diluted	$(2.66)	$(2.48)	$(1.61)
Weighted average shares outstanding, basic and diluted	41,859	39,787	37,381

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$7,427	$5,028	$2,404
Cost of hardware and services revenue	$1,494	$1,098	$604
Research and development	$24,342	$20,672	$10,204
Sales and marketing	$28,607	$21,511	$10,795
General and administrative	$16,826	$11,785	$6,997
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$9,423	$7,079	$4,157
Research and development	$60	$91	$93
Sales and marketing	$4,938	$5,074	$4,494
General and administrative	$—	$12	$46

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(111,208)	$(98,712)	$(60,117)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments, net	16	4	(27)
Comprehensive loss	$(111,192)	$(98,708)	$(60,144)

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2013	36,140	$4	$287,165	$—	$(199,071)	$88,098
Net loss	—	—	—	—	(60,117)	(60,117)
Unrealized loss on short-term investments	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	29,233	—	—	29,233
Common stock issued	2,574	—	18,513	—	—	18,513
Tax withholding upon vesting of restricted stock awards	(105)	—	(4,170)	—	—	(4,170)
Exercise of warrants	2	—	—	—	—	—
Issuance of restricted stock	54	—	—	—	—	—
Vesting of early exercise options	—	—	3	—	—	3
Balances at December 31, 2014	38,665	4	330,744	(27)	(259,188)	71,533
Net loss	—	—	—	—	(98,712)	(98,712)
Unrealized gain on short-term investments	—	—	—	4	—	4
Embedded conversion feature on Convertible Senior Notes	—	—	54,049	—	—	54,049
Stock-based compensation expense	—	—	54,418	—	—	54,418
Common stock issued	2,486	—	20,292	—	—	20,292
Tax withholding upon vesting of restricted stock awards	(311)	—	(18,400)	—	—	(18,400)
Vesting of early exercise options	—	—	1	—	—	1
Balances at December 31, 2015	40,840	4	441,104	(23)	(357,900)	83,185
Net loss	—	—	—	—	(111,208)	(111,208)
Unrealized gain on short-term investments	—	—	—	16	—	16
Stock-based compensation expense	—	—	70,560	—	—	70,560
Acquisition of FireLayers, Ltd. (Note 2)	111	—	176	—	—	176
Common stock issued	2,474	—	27,799	—	—	27,799
Tax withholding upon vesting of restricted stock awards	(410)	—	(25,605)	—	—	(25,605)
Balances at December 31, 2016	43,015	$4	$514,034	$(7)	$(469,108)	$44,923

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(111,208)	$(98,712)	$(60,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,552	24,900	17,823
Loss on disposal of property and equipment	434	162	2
Amortization of investment premiums, net of accretion of purchase discounts	4	103	312
Foreign currency transaction loss	852	1,657	2,182
Provision for (recovery of) allowance for doubtful accounts	17	(231)	175
Stock-based compensation	78,696	60,094	31,004
Change in fair value of contingent consideration	(669)	—	5
Amortization of debt issuance costs and accretion of debt discount	20,842	14,933	8,753
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(18,754)	(12,811)	(15,510)
Inventory	(113)	14	328
Deferred product costs	402	(388)	(791)
Deferred commissions	(2,862)	(7,742)	(4,122)
Prepaid expenses	(2,660)	(1,829)	(945)
Other current assets	(1,472)	104	(351)
Deferred income taxes	(1)	509	(691)
Long-term assets	959	47	(23)
Accounts payable	4,271	2,460	189
Accrued liabilities	6,398	4,448	3,995
Earn-out payment	—	—	(13)
Deferred rent	292	(165)	2,315
Deferred revenue	87,255	58,951	38,093
Net cash provided by operating activities	94,235	46,504	22,613
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	123,405	39,056	11,353
Purchase of short-term investments	(114,686)	(64,537)	(37,805)
Purchase of property and equipment	(34,407)	(25,827)	(14,988)
Payments to escrow account	(9,645)	—	—
Receipts from escrow account	260	—	—
Acquisitions of business, net of cash acquired	(54,158)	(51,553)	(53,680)
Net cash used in investing activities	(89,231)	(102,861)	(95,120)
Cash flows from financing activities
Proceeds from issuance of common stock, net of repurchases	21,779	18,583	17,640
Withholding taxes related to restricted stock net share settlement	(25,588)	(18,108)	(4,170)
Proceeds from issuance of convertible senior notes, net of discount	—	223,790	—
Payments of debt issuance costs	—	(371)	(191)
Repayments of notes payable and loans	(32)	(706)	(1,655)
Holdback payments for prior acquisitions	(1,397)	—	(741)
Payment of contingent earn-outs	—	—	(487)
Net cash (used in) provided by financing activities	(5,238)	223,188	10,396
Effect of exchange rate changes on cash and cash equivalents	(545)	(963)	(1,338)
Net (decrease) increase in cash and cash equivalents	(779)	165,868	(63,449)
Cash and cash equivalents
Beginning of period	346,205	180,337	243,786
End of period	$345,426	$346,205	$180,337
Supplemental disclosures of cash flow information
Cash paid for interest	$4,250	$3,381	$2,582
Cash paid for taxes	$893	$672	$491
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$6,035	$4,906	$2,576
Liability awards converted to equity	$6,059	$1,745	$—

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Starting January 1, 2016, the Company began separately presenting the effect of exchange rate changes on cash and cash equivalents in its consolidated statements of cash flows due to growing operations in foreign currency environments. Amounts in the comparable prior periods have been reclassified to conform to the current period presentation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include those related to revenue recognition, deferred commissions, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessments of goodwill, intangible assets and other long-lived assets, loss contingencies, and the recognition and measurement of current and deferred income taxes.
Foreign Currency Remeasurement and Transactions

The functional currency of the Company's wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction losses included in determining net loss were $852, $1,657 and $2,182 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Inventories

Inventories are stated at lower of cost or market value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. Inventories held at December 31, 2016 and 2015 consist primarily of finished goods.

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

From time to time, certain third parties that the Company has an arrangement with provide the Company with referrals for which the Company pays a referral fee. The referral fee paid could vary depending on the level of effort. These fees are recorded in sales and marketing expense in proportion to the related revenue streams consistent with the sales commissions accounting. The Company did not incur any material referral fee expenses during the years ended December 31, 2016, 2015 and 2014.

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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2016, the Company has not experienced material credit losses.
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

Impairment of Intangible Assets and Other Long-Lived Assets

The Company evaluates long-lived assets, including property, equipment and definitive-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of such assets (or asset group) to the future undiscounted cash flows the assets (or asset group) is expected to generate. If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. The Company also evaluates the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. No assets were determined to be impaired to date.

Software Development Costs

Internally developed software includes security software developed to meet the Company's internal needs to provide cloud-based subscription services to its end-customers and business software that the Company customizes to meet its operating needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage. The costs capitalized were not material in the years ended December 31, 2016 and 2015.

The costs to develop software that is marketed externally have not been capitalized as the current software development process is essentially completed concurrently with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in the consolidated statements of operations.

Internally and externally developed software is amortized over the software’s estimated useful life of three to five years.

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any material advertising and promotion expenses during the years ended December 31, 2016, 2015 and 2014.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of the calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment was identified by the Company as of December 31, 2016.

Intangible assets consist of developed technology, customer relationships, non-compete arrangements, trademarks and patents, and order backlog. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.

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

Sales Commissions
Effective January 1, 2016, the Company changed its accounting policy for sales commissions that are incremental and directly related to its customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Annual Report on Form 10-K, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. Deferred commissions as of December 31, 2016 and December 31, 2015 were $25,664 and $22,802, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company deferred $36,009, $29,642 and $19,107 of commission costs and amortized $33,147, $21,900 and $14,985 within sales and marketing expense, respectively.

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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The cumulative effect of the change on accumulated deficit was $10,938 as of December 31, 2013. The following tables present the changes to the financial statement lines as a result of the accounting change for the periods presented in the accompanying Consolidated Financial Statements:

Consolidated Balance Sheet

	As of December 31, 2015
	As reported	Adjustment	As adjusted
Short-term deferred commissions	$—	$19,314	$19,314
Long-term deferred commissions	$—	$3,488	$3,488
Accumulated deficit	$(380,702)	$22,802	$(357,900)

Consolidated Statements of Operations

	Year ended December 31, 2015			Year ended December 31, 2014
	As reported	Adjustment	As adjusted	As reported	Adjustment	As adjusted
Operating expenses: Sales and marketing	$156,156	$(7,742)	$148,414	$102,455	$(4,122)	$98,333
Net loss	$(106,454)	$7,742	$(98,712)	$(64,239)	$4,122	$(60,117)
Net loss per share, basic and diluted	$(2.68)	$0.20	$(2.48)	$(1.72)	$0.11	$(1.61)
Weighted average shares outstanding, basic and diluted	39,787	—	39,787	37,381	—	37,381
Consolidated Statements of Comprehensive Loss

	Year ended December 31, 2015			Year ended December 31, 2014
	As reported	Adjustment	As adjusted	As reported	Adjustment	As adjusted
Net loss	$(106,454)	$7,742	$(98,712)	$(64,239)	$4,122	$(60,117)
Unrealized gains on short-term investments, net	$4	$—	$4	$(27)	$—	$(27)
Comprehensive loss	$(106,450)	$7,742	$(98,708)	$(64,266)	$4,122	$(60,144)
Recent Accounting Policies
In January 2017,     the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its financial statements.

In January 2017,     FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update to the standard is effective for interim and annual periods beginning after December 15, 2017, and applied prospectively. The Company is currently evaluating the impact of the adoption of ASU 2017-01 on its consolidated financial statements.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

In October 2016, FASB issued Accounting Standards Update No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). ASU 2016-16 eliminates the requirement to defer the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party. Therefore, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the first interim period and the amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-16 on its consolidated financial statements.

In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 makes eight targeted changes how cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for interim and annual periods beginning after December 15, 2017, and requires adoption on a retrospective transition method unless it is impracticable to apply. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

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

In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for interim and annual periods beginning after December 15, 2016. The Company does not expect ASU 2016-09 to have a material impact on its financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to put most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. While the Company is currently assessing the impact ASU 2016-02 will have on the Company's consolidated financial statements, the Company expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

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

2. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for each acquisition, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill related to each acquisition, other than FireLayers, Ltd., Return Path, Inc., Marble Security, Inc., Emerging Threats Pro, LLC and one of the acquisitions made in the fourth quarter of 2015, is not deductible for tax purposes.

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

2016 Acquisitions

FireLayers

On October 24, 2016 (the "FireLayers Acquisition Date"), pursuant to the terms of share purchase agreement, the Company acquired all shares of FireLayers, Ltd. ("FireLayers"), a provider of solutions for organizations to control and protect their cloud applications. With this acquisition, the Company will extend Targeted Attack Protection to SaaS applications, enabling customers to protect their employees using SaaS applications from advanced malware.

The Company has provisionally estimated fair values of acquired tangible assets, intangible assets and liabilities at the FireLayers Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the FireLayers Acquisition Date. Revenue from FireLayers was not material for the year ended December 31, 2016, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

The total purchase price was $45,616, net of cash acquired of $210. Of the cash consideration paid, $7,740 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $827 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2016.

Per the terms of the share purchase agreement, unvested stock options held by FireLayers employees were canceled and exchanged for unvested stock options to purchase shares of the Company's common stock. The fair value of $1,326 of these unvested options, which are subject to the recipient's continued service with the Company and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. Also, as part of the share purchase agreement, 111 shares of restricted stock were issued to certain key employees with the total fair value of $8,669 (see Note 9), which was not included in the purchase price. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Fair value of acquired assets and liabilities assumed

The following table summarizes the estimated fair values of acquired assets and liabilities:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets acquired	$432	N/A
Developed technology	22,600	5
Fixed assets	52	N/A
Deferred tax liability, net	(3,530)	N/A
Other liabilities assumed	(540)	N/A
Additional-paid-in-capital	(176)	N/A
Goodwill	26,988	Indefinite
	$45,826

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

The Company has provisionally estimated fair values of acquired tangible assets, intangible assets and liabilities at the Return Path Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Return Path Acquisition Date. The Company recorded $1,025 revenue from Return Path for the year ended December 31, 2016, and due to the continued integration of the combined businesses, it was impractical to determine the earnings. Pro forma results of operations have not been presented because the acquisition was not material to the Company's results of operations.

The total purchase price was $17,513, of which $9,162 was classified and recorded as contingent consideration on the balance sheet as of the Return Path Acquisition Date. The Company expects to pay the contingent consideration within two years depending on the timing of contract assignments following the Return Path acquisition date and the maximum potential payment amount could be up to $9,644. The Company incurred $406 in acquisition related costs which were recorded within operating expenses for the year ended December 31, 2016.

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

The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Marble Acquisition Date. Revenue from Marble was not material for the year ended December 31, 2015, and due to the continued integration of the combined businesses, it was impractical to determine the earnings. Pro forma results of operations have not been presented because the acquisition was not material to the Company's results of operations.

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

December 31, 2015.
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

Fair value of acquired assets and liabilities assumed

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Tangible assets acquired	$14	N/A
Liabilities assumed	(1,267)	N/A
Customer relationships	100	5
Core/developed technology	5,500	5
Goodwill	18,384	Indefinite
	$22,731

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2016, 2015 and 2014 as though the acquisitions that occurred during the reporting periods had occurred as

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

of the beginning of the comparable prior annual reporting periods, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisitions and acquisition-related transaction costs. The unaudited pro forma results do not include immaterial acquisitions made in the fourth quarter of 2015 and the acquisitions of Return Path and Marble, and do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Year Ended December 31,
	2016	2015	2014
Total revenue	$375,515	$264,904	$200,124
Net loss	$(119,531)	$(111,440)	$(75,066)
Basic and diluted net loss per share	$(2.86)	$(2.80)	$(2.01)

The unaudited pro forma financial information includes acquisition-related transaction costs of $827 for the year ended December 31, 2016.

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

During the years ended December 31, 2016 and 2015, no individual customers accounted for more than 10% of total revenue. One customer accounted for 12% of total revenue in the year ended December 31, 2014.

One customer accounted for 21% and 16% of total accounts receivable as of December 31, 2016 and 2015, respectively.

4. Balance Sheet Components

Allowance for doubtful accounts activity and balances are presented below:

	Balance at Beginning of Period	Additions (Reversals) to Costs and Expenses	Write Offs	Balance at End of Period
Year ended December 31, 2014	$276	$158	$(5)	$429
Year ended December 31, 2015	$429	$(169)	$(61)	$199
Year ended December 31, 2016	$199	$156	$(139)	$216

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Property and equipment at December 31, 2016 and 2015 consist of the following:

	Useful Life (in years)	December 31,
		2016	2015
Computer equipment	2 to 4	$92,462	$63,867
Software	2 to 5	2,266	1,684
Furniture	5	1,532	1,074
Office equipment	2 to 5	467	347
Leasehold improvements	5 years, or lease term, if shorter	6,198	4,728
Other	2	59	59
Construction in progress		1,483	934
		104,467	72,693
Less: Accumulated depreciation		(51,944)	(38,192)
		$52,523	$34,501

Property and equipment acquired under capital leases:

	December 31,
	2016	2015
Computer equipment	$453	$453
Less: Accumulated depreciation	(341)	(310)
	$112	$143

Depreciation expense for the years ended December 31, 2016, 2015 and 2014, was approximately $17,131, $12,644, and $9,033, respectively. This included depreciation expense for assets under capital leases of $31, $23 and $19 for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued liabilities at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Accrued compensation	$30,295	$21,994
Customer deposits	173	1,384
Accrued royalties	754	509
Acquisition-related contingent consideration	7,629	—
Other	11,914	11,166
	$50,765	$35,053

5. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	December 31,
	2016	2015
Opening balance	$133,769	$107,504
Add: Goodwill from acquisitions	33,501	26,289
Less: Other adjustments to Goodwill	—	(24)
Closing balance	$167,270	$133,769

The goodwill balance as of December 31, 2016 and 2015 was the result of the acquired businesses (see Note 2).

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,769	$(38,042)	$45,727	$57,268	$(28,618)	$28,650
Customer relationships	17,943	(3,228)	14,715	23,382	(12,291)	11,091
Non-compete agreements	—	—	—	804	(691)	113
Trademark and patents	930	(667)	263	1,006	(502)	504
Order backlog	1,600	(597)	1,003	1,300	(328)	972
	$104,242	$(42,534)	$61,708	$83,760	$(42,430)	$41,330

Amortization expense of intangibles totaled $14,421, $12,256 and $8,790 during the years ended December 31, 2016, 2015 and 2014, respectively.

Future estimated amortization costs of intangible assets as of December 31, 2016 are presented below:

Year Ended December 31,
2017	$16,381
2018	15,291
2019	11,926
2020	9,221
2021	7,422
Thereafter	1,467
$61,708

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2016 and 2015 and the classification by level of input within the fair value hierarchy:

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$304,020	$304,020	$—	$—
Corporate debt securities	2,139	—	2,139	—
Commercial papers	13,243	—	13,243	—
Short-term investments:
Corporate debt securities	24,450	—	24,450	—
Commercial papers	22,979	—	22,979	—
U.S. agency securities	1,946	—	1,946	—
U.S. Treasury securities	1,950	—	1,950	—
Total financial assets	$370,727	$304,020	$66,707	$—

Liabilities
Acquisition-related contingent consideration	$8,233	$—	$—	$8,233

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$306,983	$306,983	$—	$—
Corporate debt securities	3,178	—	3,178	—
Commercial papers	8,996	—	8,996	—
Short-term investments:
Corporate debt securities	36,527	—	36,527	—
Commercial papers	16,290	—	16,290	—
U.S. agency securities	5,414	—	5,414	—
U.S. Treasury securities	1,801	—	1,801	—
Total financial assets	$379,189	$306,983	$72,206	$—

Based on quoted market prices as of December 31, 2016, the fair value of the 0.75% and 1.25% Convertible Senior Notes (Note 8) were approximately $257,600 and $364,389, respectively, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2015	$—
Additions during the period	9,162
Payments during the period	(260)
Adjustments to fair value during the period recorded in General and Administrative expenses	(669)
Balance as of December 31, 2016	$8,233

The carrying amounts of the Company's cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

Investments
The cost and fair value of the Company’s cash and available-for-sale investments as of December 31, 2016 and 2015 were as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,024	$—	$—	$26,024
Money market funds	304,020	—	—	304,020
Corporate debt securities	2,140	—	(1)	2,139
Commercial papers	13,243	—	—	13,243
Total	$345,427	$—	$(1)	$345,426

Short-term investments:
Corporate debt securities	$24,458	$—	$(8)	$24,450
Commercial papers	22,979	—	—	22,979
U.S. agency securities	1,945	1	—	1,946
U.S. Treasury securities	1,950	—	—	1,950
Total	$51,332	$1	$(8)	$51,325

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,048	$—	$—	$27,048
Money market funds	306,983	—	—	306,983
Corporate debt securities	3,178	—	—	3,178
Commercial papers	8,996	—	—	8,996
Total	$346,205	$—	$—	$346,205

Short-term investments:
Corporate debt securities	$36,549	$—	$(22)	$36,527
Commercial papers	16,290	—	—	16,290
U.S. agency securities	5,415	—	(1)	5,414
U.S. Treasury securities	1,801	—	—	1,801
Total	$60,055	$—	$(23)	$60,032
As of December 31, 2016 and 2015, all investments mature in less than one year. Fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the years ended December 31, 2016, 2015 and 2014.

7. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under noncancellable operating leases with various expiration dates through 2024.

Premises rent expense was $5,054, $3,831 and $3,283 for the years ended December 31, 2016, 2015 and 2014, respectively.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Capital Leases

In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. The leases bear an annual interest rate of 4.50% and were secured by fixed assets used in the Company's office locations. Also, in July 2015, the Company entered into a new lease agreement (the "July 2015 Lease") to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. All leases are secured by fixed assets used in the Company's office locations.
At December 31, 2016, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2017	$41	$13,911
2018	39	13,337
2019	37	11,095
2020	22	5,027
2021	—	2,220
Thereafter	—	5,616
Total minimum lease payments	139	$51,206
Less: Amount representing interest	(16)
Present value of capital lease obligations	123
Less: Current portion	(32)
Long-term portion of capital lease obligations	$91

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

On June 3, 2016, the Company executed a Confidential Patent License, Settlement and Release Agreement with Finjan, Inc. The Company evaluated the transaction as a multiple-element arrangement and allocated the payment of $10,900 to each identifiable element using its relative fair value. Based on estimates of fair value, the Company determined that the primary benefit of the arrangement is avoided litigation cost and the release of any potential past claims, with no material value attributable to future use or benefit. Accordingly, the Company recorded a $10,900 settlement charge within general and administrative expense in its consolidated statement of operations for the year ended December 31, 2016. The settlement charge was reduced by $1,938 received from escrow as part of the Armorize Technologies, Inc. Acquisition Agreement. The Company paid $4,300 to Finjan, Inc. in June 2016, $3,300 in December 2016, and will pay $3,300 on or before January 3, 2018. The remaining $3,300 payable was recorded in other-long term liabilities on the balance sheet as of December 31, 2016.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

8. Convertible Senior Notes

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

On July 5, 2016, the Company and the Trustee executed a supplemental indenture to address an administrative issue with the timing of a redemption notice. The amendment did not adversely affect the right of any holder and therefore did not require their consent. There were no other changes to terms of the Notes.

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

The following tables represent the carrying values of all Notes as of December 31, 2016 and 2015:

	December 31, 2016
	0.75% Notes	1.25% Notes	TOTAL
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(43,896)	(20,813)	(64,709)
Net carrying amount	$186,104	$180,437	$366,541

Equity component (1)	$54,049	$43,293	$97,342

	December 31, 2015
	0.75% Notes	1.25% Notes	TOTAL
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(54,952)	(30,599)	(85,551)
Net carrying amount	$175,048	$170,651	$345,699

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded on the consolidated balance sheets as additional paid-in capital, net of the $2,877 issuance costs in equity

For the years ended December 31, 2016, 2015 and 2014, the Company incurred the following interest expense related to the Notes:

	2016	2015	2014
Interest expense related to contractual interest coupon	$4,240	$3,441	$2,511
Amortization of debt discount and issuance costs	20,842	14,933	8,753
Total	$25,082	$18,374	$11,264

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

9. Equity Award Plans

Stock-Based Compensation Plans
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has four equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the 2012 Plan, and two FireLayers Plans assumed by the Company upon the acquisition of FireLayers in 2016. Upon the Company's initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to both FireLayers plans. All outstanding stock awards under the 2002 Plan, the two FireLayers plans and 2012 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company's common stock.
Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of December 31, 2016, 6,139 shares were available for future grant. Restricted stock awards generally vest over a four-year period.
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

The weighted average fair value of stock options granted to employees during the years ended December 31, 2016, 2015 and 2014, was $24.04, $28.20 and $20.25, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Expected life (in years)	5.31 - 6.08	5.31 - 6.08	5.31 - 6.08
Volatility	45%	50% - 52%	54% - 58%
Risk-free interest rate	1.3% - 1.4%	1.6% - 1.8%	1.8% - 1.9%
Dividend yield	—%	—%	—%

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

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2013	7,223	$8.17	6.82	$180,543
Options granted	563	36.91
Options exercised	(1,984)	6.56
Options forfeited and canceled	(514)	16.25
Balance at December 31, 2014	5,288	11.06	6.31	$196,608
Options granted	284	57.47
Options exercised	(1,429)	8.31
Options forfeited and canceled	(101)	19.11
Balance at December 31, 2015	4,042	15.10	5.77	$201,736
Options assumed per FireLayers acquisition	20	4.33
Options granted	237	54.11
Options exercised	(1,089)	11.59
Options forfeited and canceled	(27)	43.15
Balance at December 31, 2016	3,183	$18.91	5.39	$164,842
Exercisable, December 31, 2016	2,590	$12.68	4.73	$150,144
Vested and expected to vest, December 31, 2016	3,124	$18.31	5.33	$163,622

The total intrinsic value of options exercised was $58,061, $72,993 and $64,455, for the years ended December 31, 2016, 2015 and 2014, respectively. Total cash proceeds from such option exercises were $12,620, $11,868 and $13,007 for the years ended December 31, 2016, 2015 and 2014, respectively.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The grant date fair value of options that vested was $9,106, $9,520 and $10,755 during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had unrecognized stock-based compensation expense of $11,800 related to stock options that will be recognized, net of forfeitures, over the average remaining vesting term of the options of 2.09 years.

Restricted Stock Units

A following table summarized the activity of RSUs, PSUs and stock-bonus awards:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2013	1,214	$29.57
Awards granted	2,362	39.77
Awards vested	(396)	30.79
Awards forfeited	(246)	31.59
Awarded and unvested at December 31, 2014	2,934	37.45
Awards granted	1,541	61.48
Awards vested	(897)	38.70
Awards forfeited	(267)	41.89
Awarded and unvested at December 31, 2015	3,311	47.94
Awards granted	1,605	64.08
Awards vested	(1,116)	44.73
Awards forfeited	(335)	51.40
Awarded and unvested at December 31, 2016	3,465	$56.11

As of December 31, 2016, there was $118,420 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 2.97 years.

The Company granted 146 and 189 PSUs in the years ended December 31, 2016 and 2015, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $9,660 as of December 31, 2016, net of estimated forfeitures.

Stock Bonus Awards and Other Liability Awards

The total accrued liability for the stock bonus awards and other liability awards was $7,855 and $5,676 as of December 31, 2016 and 2015, respectively.

93 and 30 shares of common stock earned under the stock bonus program were issued during the years ended December 31, 2016 and 2015, respectively. Stock based compensation expense related to stock bonus program were $5,288, $3,792 and $1,771 for the years ended December 31, 2016, 2015 and 2014.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vest over three years period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. During the year ended December 31, 2016, 45 shares were vested and issued. The Company recognized $2,299 and $1,884 of stock-based compensation expense related to these liability awards in the years ended December 31, 2016 and 2015.

Employee Stock Purchase Plan

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock was initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of December 31, 2016, there were 1,360 shares of the Company's common stock available for future issuance under the ESPP.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected life (in years)	0.5	0.5	0.5
Volatility	37% - 48%	42% - 47%	45% - 52%
Risk-free interest rate	0.38% - 0.45%	0.08% - 0.33%	0.05% - 0.07%
Dividend yield	—%	—%	—%
The Company issued 200 shares and 161 shares under the ESPP in 2016 and 2015, respectively, at a weighted average exercise price per share of $45.65 and $41.84, respectively. As of December 31, 2016, the Company expects to recognize $1,510 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.
Restricted Stock
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with a total fair value of $2,357 and two-year cliff vesting in 2016. The shares fully vested in 2016.
The Company granted 111 shares of restricted stock in the fourth quarter of 2016 to certain key employees with a total fair value of $8,669 and three-year annual vesting. As of December 31, 2016, there was $8,123 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2016	2015	2014
Stock options to purchase common stock	3,183	4,042	5,288
Restricted stock units	3,465	3,311	2,934
Employee stock purchase plan	92	81	90
Common stock subject to repurchase	135	54	54
Bonus shares	159	174	37
1.25% Convertible senior notes	5,158	5,158	5,158
0.75% Convertible senior notes	2,831	2,831	—
Total	15,023	15,651	13,561

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

Starting January 1, 2016, the Company included privacy solutions into the "Archiving, Privacy and Governance" group. Amounts in the comparable prior period have been reclassified to conform to the current presentation. The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Year Ended December 31,
	2016	2015	2014
Total revenue by solution:
Protection and Advanced Threat	$272,621	$183,050	$126,812
Archiving, Privacy and Governance	102,875	82,347	68,795
Total revenue	$375,496	$265,397	$195,607

	Year Ended December 31,
	2016	2015	2014
Total revenue by geographic area:
United States	$312,601	$218,424	$157,593
Rest of world	62,895	46,973	38,014
Total revenue	$375,496	$265,397	$195,607

The following sets forth long-lived tangible assets by geographic area:

	December 31,
	2016	2015
Long-lived assets:
United States	$43,789	$29,514
Rest of world	8,734	4,987
Total long-lived assets	$52,523	$34,501

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

12. Income Taxes

The domestic and foreign components of loss before (provision for) benefit from income taxes were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Domestic	$(112,904)	$(101,453)	$(65,433)
Foreign	2,682	3,376	5,003
Loss before (provision for) benefit from income taxes	$(110,222)	$(98,077)	$(60,430)

The (provision for) benefit from income taxes is comprised of:

	Year Ended December 31,
	2016	2015	2014
Current tax expense:
Federal	$—	$—	$—
State	72	54	121
Foreign	795	514	530
Total current	867	568	651
Deferred tax expense:
Federal	411	105	(792)
State	—	(45)	—
Foreign	(292)	7	(172)
Total deferred	119	67	(964)
Provision for (benefit from) income taxes	$986	$635	$(313)

The reconciliation of income tax expense (benefit) at the statutory federal income tax rate of 34% to the income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	$(37,476)	$(33,346)	$(20,546)
Foreign income tax rate differential	(187)	(270)	(600)
State, net of federal benefit	(3,478)	(2,952)	(1,585)
Stock compensation charges	3,517	2,393	1,304
SubPart F and other permanent items	1,422	1,434	2,579
Provision to return and other	1,419	749	3,621
Research and development credits	(4,464)	(2,920)	(2,052)
Uncertain tax positions	749	561	391
Valuation allowance	39,484	34,986	16,575
Provision (benefit from) for income taxes	$986	$635	$(313)

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows at December 31, 2016 and 2015:

	At December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$119,168	$98,882
Tax credit carryforwards	13,966	10,856
Research expenditures	2,401	2,301
Deferred revenue	13,698	12,165
Stock compensation	18,509	13,289
Fixed assets	207	1,426
Accruals and other	11,554	8,997
Gross deferred tax assets	179,503	147,916
Valuation allowance	(141,398)	(101,909)
Total deferred tax assets	38,105	46,007
Deferred tax liabilities:
Intangible assets and other	(8,793)	(7,547)
Deferred commissions	(9,545)	(8,438)
Convertible senior notes	(21,541)	(28,267)
Total deferred tax liabilities	(39,879)	(44,252)
Total net deferred tax assets	$(1,774)	$1,755
Non-current deferred income tax assets (included in other long-term assets)	$2,121	$2,116
Non-current deferred income tax liabilities (included in long-term liabilities)	$3,895	$411

The Company records net deferred tax assets to the extent that Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by approximately $39,489 and $10,980 during the years ended years ended December 31, 2016 and 2015, respectively. Effective January 1, 2016, the Company changed its accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred (see Note 1), as a result of the accounting policy change, the valuation allowance as of December 31, 2015 has been retrospectively reduced by $8,438.

As of December 31, 2016 and 2015, the Company had net operating loss carry-forwards for federal income tax purposes of $533,825 and $425,640, respectively. The amount of federal net-operating loss carry-forwards at December 31, 2016 and 2015 for which a benefit will be recorded in APIC when realized is approximately $214,229 and $158,246, respectively. The federal net operating losses will begin to expire in 2018. As of December 31, 2016 and 2015, the Company had federal research credit carry-forwards of $9,231 and $6,642 respectively. The federal research and development credits will begin to expire in 2022.

As of December 31, 2016 and 2015, the Company had net operating loss carry-forwards for state income tax purposes of approximately $305,493 and $253,460, respectively. The amount of state net-operating loss carry-forwards at December 31, 2016 and 2015 for which a benefit will be recorded in APIC when realized is approximately $125,497 and $90,849, respectively. The state net operating losses expire between 2017 and 2036. As of December 31, 2016 and 2015, the Company

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

had research and development credit carry-forwards for state income tax purpose of $11,195 and $8,734, respectively. The state research and development credits have no expiration period.

The operating losses carry-forwards in non-U.S. locations were $7,045 as of December 31, 2016, there were no operating losses carry-forwards as of December 31, 2015. The non-US operating losses carry-forwards have no expiration period. In addition, as of December 31, 2016 and 2015, the Company had research and development credit carry-forwards in its non-U.S. locations of approximately $2,010 and $2,058, respectively. The non-U.S. research and development credits will begin to expire in 2031.

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

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. During the year ended December 31, 2016, the Company reduced income tax expense by $45 from interest and penalties related to tax contingencies and has $182 of interest and penalties recorded as a long-term income tax liability as of December 31, 2016. During the year ended December 31, 2015, the Company reduced income tax expense by $15 from interest and penalties related to tax contingencies and had $227 of interest and penalties recorded as a long-term income tax liability.

As of December 31, 2016, the Company had recorded unrecognized tax benefits of $922 that if recognized, would benefit the Company's effective tax rate. As of December 31, 2015, the Company had recorded unrecognized tax benefits of $1,202 that if recognized, would benefit the Company's effective tax rate.

The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2016 will significantly increase or decrease within the next twelve months.

Because of net operating loss and credit carry-forwards, all of the Company's tax years dating to inception in 2002 remain open to tax examination in U.S. and certain state tax jurisdictions. For other major non-U.S. jurisdictions, tax years from 2009 to present remain open to tax examination. The Company is not currently under audit in any material jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Ending balance as of December 31, 2013	$3,823
Increase in balances related to tax positions taken during the current period	524
Increase in balances related to tax positions taken during the prior period	—
Decrease in balances related to tax positions taken during the prior period	(87)
Decrease in balances related to statute expirations during the current period	(31)
Ending balance as of December 31, 2014	4,229
Increase in balances related to tax positions taken during the current period	806
Increase in balances related to tax positions taken during the prior period	—
Decrease in balances related to tax positions taken during the prior period	(130)
Decrease in balances related to statute expirations during the current period	(85)
Ending balance as of December 31, 2015	4,820
Increase in balances related to tax positions taken during the current period	1,262
Increase in balances related to tax positions taken during the prior period	20
Decrease in balances related to tax positions taken during the prior period	(17)
Decrease in balances related to statute expirations during the current period	(239)
Ending balance as of December 31, 2016	$5,846

As of December 31, 2016, $206 of foreign withholding taxes associated with the repatriation of earning of foreign subsidiaries had been provided on $4,120 of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest the remainder of its undistributed earnings indefinitely outside the United States. As of December 31, 2016, the Company estimated that no material additional U.S. income taxes would have to be provided if all of the undistributed earnings of the foreign subsidiaries were repatriated back to the United States as substantially all earnings from its foreign subsidiaries are previously taxed income. As of December 31, 2016, the Company estimated that approximately $600 of additional foreign withholding tax would have to be provided if all of the undistributed earnings of the Company's foreign subsidiaries were repatriated back to the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ GARY STEELE	Chief Executive Officer (principal executive officer)	February 23, 2017
Gary Steele
/s/ PAUL AUVIL	Chief Financial Officer (principal financial and accounting officer)	February 23, 2017
Paul Auvil
/s/ DANA EVAN	Director	February 23, 2017
Dana Evan
/s/ JONATHAN FEIBER	Director	February 23, 2017
Jonathan Feiber
/s/ DOUGLAS GARN	Director	February 23, 2017
Douglas Garn
/s/ ERIC HAHN	Director	February 23, 2017
Eric Hahn
/s/ KEVIN HARVEY	Director	February 23, 2017
Kevin Harvey
/s/ R. SCOTT HERREN	Director	February 23, 2017
R. Scott Herren

EXHIBIT INDEX

			Incorporated by Reference				Filed
Exhibit Number		Exhibit Title	Form	File No.	Filing Date	Exhibit No.	Herewith
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	S-1A	333-178479	April 9, 2012	3.04
4.01		Form of Registrant's common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Indenture between Proofpoint, Inc. and Wells Fargo Bank, National Association, dated as of December 11, 2013 including the form of 1.25% Convertible Senior Notes due 2018 therein.	8-K	001-35506	December 11, 2013	4.02
4.03		Indenture between Proofpoint, Inc. and Wells Fargo Bank, National Association, dated as of June 17, 2015 including the form of 0.75% Convertible Senior Notes due 2018 therein.	8-K	001-35506	June 17, 2016	4.1
10.01		Form of Indemnity Agreement.	S-1A	333-178479	April 9, 2012	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05	†	Corporate Bonus Program.	10-K	001-35506	February 26, 2015	10.05
10.06		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.07	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.08	†	Offer letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.09	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.10	†	Offer Letter to Tracey Newell from the Registrant, dated August 16, 2013.	10-K	001-35506	March 14, 2014	10.11
10.11	†	Offer Letter to Darren Lee from the Registrant, dated December 19, 2011.	10-K	001-35506	February 26, 2015	10.13
10.12		Offer Letter to Bhagwat Swaroop from Registrant, dated April 27, 2016.					X
21.01		Subsidiaries of Registrant.					X
23.01		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.01		Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02		Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	*	XBRL Instance Document					X
101.SCH	*	XBRL Taxonomy Extension Schema Document					X
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document					X
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