Form 10-Q
period 2017-03-31
PROOFPOINT INC
filed 2017-04-27
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of April 21, 2017: 43,721,302 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$381,862	$345,426
Short-term investments	31,015	51,325
Accounts receivable, net of allowance for doubtful accounts of $207 and $216 as of March 31, 2017 and December 31, 2016, respectively	62,443	72,951
Inventory	472	598
Deferred product costs	1,749	1,829
Deferred commissions	18,513	21,168
Prepaid expenses and other current assets	13,372	17,498
Total current assets	509,426	510,795
Property and equipment, net	58,404	52,523
Deferred product costs	299	310
Goodwill	167,270	167,270
Intangible assets, net	57,538	61,708
Long-term deferred commissions	4,479	4,496
Other assets	10,542	4,558
Total assets	$807,958	$801,660
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,068	$15,297
Accrued liabilities	37,071	50,765
Capital lease obligations	32	32
Deferred rent	484	409
Deferred revenue	277,069	259,109
Total current liabilities	326,724	325,612
Convertible senior notes	371,941	366,541
Long-term capital lease obligations	83	91
Long-term deferred rent	2,630	2,413
Other long-term liabilities	10,552	9,008
Long-term deferred revenue	59,300	53,072
Total liabilities	771,230	756,737
Commitments and contingencies (note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 43,623 and 43,015 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	532,314	514,034
Accumulated other comprehensive loss	(3)	(7)
Accumulated deficit	(495,587)	(469,108)
Total stockholders’ equity	36,728	44,923
Total liabilities and stockholders’ equity	$807,958	$801,660
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription	$110,925	$77,397
Hardware and services	2,325	1,606
Total revenue	113,250	79,003
Cost of revenue:(1)(2)
Subscription	28,321	21,682
Hardware and services	4,055	3,142
Total cost of revenue	32,376	24,824
Gross profit	80,874	54,179
Operating expense:(1)(2)
Research and development	29,606	22,653
Sales and marketing	58,732	46,523
General and administrative	10,487	10,604
Total operating expense	98,825	79,780
Operating loss	(17,951)	(25,601)
Interest expense	(5,966)	(5,800)
Other (expense) income, net	(129)	2
Loss before provision for income taxes	(24,046)	(31,399)
Provision for income taxes	(1,434)	(257)
Net loss	$(25,480)	$(31,656)
Net loss per share, basic and diluted	$(0.59)	$(0.77)
Weighted average shares outstanding, basic and diluted	43,230	41,093

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$2,376	$1,638
Cost of hardware and services revenue	$439	$353
Research and development	$7,050	$5,602
Sales and marketing	$7,897	$6,818
General and administrative	$4,612	$4,072
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$3,188	$2,117
Research and development	$15	$15
Sales and marketing	$967	$1,273
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(25,480)	$(31,656)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	4	21
Comprehensive loss	$(25,476)	$(31,635)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(25,480)	$(31,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,299	7,236
Loss on disposal of property and equipment	11	189
Amortization of investment premiums, net of accretion of purchase discounts	48	50
Recovery of allowance for doubtful accounts	(9)	(17)
Stock-based compensation	22,374	18,483
Change in fair value of contingent earn-outs	(1,446)	—
Amortization of debt issuance costs and accretion of debt discount	5,404	5,096
Foreign currency transaction loss (gain)	142	(224)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,450	(879)
Inventory	126	(96)
Deferred product costs	91	164
Deferred commissions	2,671	1,481
Prepaid expenses	(848)	(257)
Other current assets	344	56
Deferred income taxes	(2,355)	(126)
Long-term assets	(3,900)	3
Accounts payable	(1,585)	1,472
Accrued liabilities	651	(2,868)
Deferred rent	292	9
Deferred revenue	24,189	19,302
Net cash provided by operating activities	40,469	17,418
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	32,922	54,639
Purchase of short-term investments	(12,655)	(26,980)
Purchase of property and equipment	(12,251)	(7,838)
Receipt from escrow account	2,566	—
Net cash provided by investing activities	10,582	19,821
Cash flows from financing activities
Proceeds from issuance of common stock	2,325	1,872
Withholding taxes related to restricted stock net share settlement	(14,510)	(6,698)
Repayments of equipment loans and capital lease obligations	(8)	(8)
Holdback payments for prior acquisitions	—	(1,397)
Contingent consideration payment	(2,566)	—
Net cash used in financing activities	(14,759)	(6,231)
Effect of exchange rate changes on cash and cash equivalents	144	228
Net increase in cash and cash equivalents	36,436	31,236
Cash and cash equivalents
Beginning of period	345,426	346,205
End of period	$381,862	$377,441

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment and asset retirement obligations	$4,562	$4,559
Liability awards converted to equity	$8,307	$6,059
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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of March 31, 2017.

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

From time to time, certain third parties that the Company has an arrangement with provide the Company with referrals for which the Company pays a referral fee. The referral fee paid could vary depending on the level of effort. These fees are recorded in sales and marketing expense in proportion to the related revenue streams consistent with the sales commissions accounting. The Company did not incur any material referral fee expenses during the three months ended March 31, 2017 and 2016.

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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through March 31, 2017, the Company has not experienced significant credit losses.

Deferred Revenue
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the sale of the Company’s subscription fees, training and professional services. Once the revenue recognition criteria are met, this revenue is recognized ratably over the term of the associated contract.

Deferred Commissions
Deferred commissions are the direct and incremental selling costs that are associated with the Company's customer contracts and consist of sales commissions paid to the Company's direct sales force and referral fees paid to independent third-

parties. The commissions are amortized to sales and marketing expense over the non-cancelable terms of the related contracts with the Company's customers. The commissions payments, which are paid in full the month after the customer's service commences, are a direct and incremental cost of the revenue arrangements. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable contract.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three months ended March 31, 2017 and 2016.
Accounting Pronouncements Adopted in 2017
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The ASU 2016-09 is effective for the Company beginning in the first quarter of 2017. This ASU simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including forfeitures, income taxes and statutory tax withholding requirements.

As a result of adopting ASU 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase accumulated deficit by $999 as of January 1, 2017, the date of adoption. The adoption of this ASU also requires that excess tax benefits and tax deficiencies be recorded in the statement of operations as opposed to additional paid-in capital when the awards vest or are settled, and has been applied on a prospective basis starting January 1, 2017. As a result of the adoption, the Company's deferred tax assets include certain deferred tax assets as of March 31, 2017, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting in the amount of  $79,300, which is fully offset by the valuation allowance. The adoption of ASU 2016-09 as it relates to the accounting for minimum statutory withholding tax requirements has no impact on the Company's current consolidated financial statements or on any prior period financial statements presented.

ASU 2016-09 also requires changes in the classification of shares withheld to pay employee taxes and excess tax benefits in the consolidated statements of cash flows. The ASU requires that cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity and be applied retrospectively to all prior periods presented. As these cash flows have previously been presented as financing activities, there is no change resulting from the adoption of this ASU. ASU 2016-09 also requires excess tax benefits to be classified as an operating activity, consistent with other income tax cash flows, and may be applied either on a retrospective or prospective basis. The Company has elected to apply this amendment on a prospective basis, as there is no impact to its prior period consolidated statements of cash flows. As such, prior periods have not been adjusted.

Recent Accounting Pronouncements Not Yet Effective
In January 2017, FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its financial statements.

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

In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the potential cash settlement of the Company's convertible senior notes. If the Company elects to cash settle its convertible senior notes (see Note 6 "Convertible Senior Notes"), repayment of the principal amounts will be bifurcated between (i) cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and (ii) financing activities for the remainder. See Note 6 "Convertible Senior Notes" regarding timing of settlement. The update to the standard is effective for interim and annual periods beginning after December 15, 2017, and requires adoption on a retrospective transition method unless it is impracticable to apply.

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

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to put most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. While the Company is currently assessing the impact ASU 2016-02 will have on the Company's consolidated financial statements, the Company expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under non-cancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in applying this revenue recognition process, it is possible more judgment and estimates may be required than under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Originally, ASU 2014-09 would be effective for the Company starting January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In July 2015, FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. FASB has issued several updates to the standard which (i) clarify the application of the principal versus agent guidance (ASU 2016-08); (ii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10) and (iii) narrow-scope improvements and practical expedients (ASU 2016-12).

The Company expects to adopt ASU 2014-09 effective January 1, 2018 using full retrospective transition method. The Company's ability to apply the requirements retrospectively to all prior periods presented is dependent on system readiness, including software procured from third-party providers, and the completion of its analysis of information necessary to restate prior period financial statements. While the Company is continuing to assess all the potential impacts this standard will have on its consolidated financial statements and related disclosures, and as such it does not know and cannot reasonably estimate quantitative information related to the impact of this standard on its consolidated financial statements at this time, the Company currently expects the new standard to impact the timing of revenue and expense recognition for certain contracts related to some on-premise offerings, in which the Company grants customers the right to deploy its subscription services on the customer's own servers. As such, the Company may be required to recognize as revenue a portion of the sales price upon delivery of the software compared to the current practice of recognizing the entire sales price ratably over a subscription period. Additionally, the Company expects that some contract costs, including sales commissions, will be amortized over a period that is longer than the Company’s current policy of amortizing the deferred amounts over the specific revenue contract-terms for each individual order.

2. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for each acquisition, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company's net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill related to each acquisition below is deductible for tax purposes.

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

2016 Acquisitions

FireLayers

On October 24, 2016 (the "FireLayers Acquisition Date"), pursuant to the terms of a share purchase agreement, the Company acquired all shares of FireLayers, Ltd. ("FireLayers"), a provider of solutions for organizations to control and protect their cloud applications. With this acquisition, the Company will extend Targeted Attack Protection to SaaS applications, enabling customers to protect their employees from advanced malware using SaaS applications.

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

Per the terms of the share purchase agreement, unvested stock options held by FireLayers employees were canceled and exchanged for unvested stock options to purchase shares of the Company's common stock. The fair value of $1,326 of these unvested options, which are subject to the recipient's continued service with the Company and thus excluded from the purchase price, will be recognized ratably as stock-based compensation expense over the required service period. Also, as part of the FireLayers share purchase agreement, 111 shares of restricted stock were issued to certain key employees with the total fair value of $8,669 (see Note 7), which was not included in the purchase price. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

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

Fair value of acquired assets

The following table summarizes the estimated fair values of acquired assets and liabilities:

	Estimated Fair Value	Estimated Useful Life (in years)
Customer relationships	$7,600	6
Developed technology	3,900	4
Order backlog	700	1
Deferred revenue assumed	(1,200)	N/A
Goodwill	6,513	Indefinite
	$17,513

3. Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,769	$(41,230)	$42,539	$83,769	$(38,042)	$45,727
Customer relationships	17,700	(3,664)	14,036	17,943	(3,228)	14,715
Trade names and patents	930	(720)	210	930	(667)	263
Order backlog	1,600	(847)	753	1,600	(597)	1,003
	$103,999	$(46,461)	$57,538	$104,242	$(42,534)	$61,708
Amortization of intangible assets expense was $4,170 and $3,405 for the three months ended March 31, 2017 and 2016, respectively.
Future estimated amortization of intangible assets expense as of March 31, 2017 are presented below:

Year ending December 31,
2017, remainder	$12,211
2018	15,291
2019	11,926
2020	9,221
2021	7,422
Thereafter	1,467
$57,538

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
The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2017 and December 31, 2016 and the classification by level of input within the fair value hierarchy:

	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$291,288	$291,288	$—	$—
Corporate debt securities	11,213	—	11,213	—
U.S. agency securities	1,998	—	1,998	—
Commercial paper	17,695	—	17,695	—
Short-term investments:
Corporate debt securities	10,409	—	10,409	—
Commercial papers	16,709	—	16,709	—
U.S. agency securities	1,948	—	1,948	—
U.S. Treasury securities	1,949	—	1,949	—
Total financial assets	$353,209	$291,288	$61,921	$—

Liabilities
Acquisition-related contingent consideration liability	$4,221	$—	$—	$4,221

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$304,020	$304,020	$—	$—
Corporate debt securities	2,139	—	2,139	—
Commercial paper	13,243	—	13,243	—
Short-term investments:
Corporate debt securities	24,450	—	24,450	—
Commercial paper	22,979	—	22,979	—
U.S. agency securities	1,946	—	1,946	—
U.S. Treasury securities	1,950	—	1,950	—
Total financial assets	$370,727	$304,020	$66,707	$—

Liabilities
Acquisition-related contingent consideration liability	$8,233	$—	$—	$8,233
Based on quoted market prices as of March 31, 2017, the fair values of the 0.75% and 1.25% Convertible Senior Notes were approximately $262,092 and $385,889, respectively, determined using Level 2 inputs as they are not actively traded in markets.
The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2016	$8,233
Payments during the period	(2,566)
Adjustments to fair value during the period recorded in General and Administrative expenses	(1,446)
Balance as of March 31, 2017	$4,221
The carrying amounts of the Company's cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$59,668	$—	$—	$59,668
Money market funds	291,288	—	—	291,288
Corporate debt securities	11,216	—	(3)	11,213
U.S. agency securities	1,998	—	—	1,998
Commercial paper	17,695	—	—	17,695
Total	$381,865	$—	$(3)	$381,862

Short-term investments:
Corporate debt securities	$10,411	$—	$(2)	$10,409
Commercial paper	16,709	—	—	16,709
U.S. agency securities	1,948	—	—	1,948
U.S. Treasury securities	1,950	—	(1)	1,949
Total	$31,018	$—	$(3)	$31,015

	December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,024	$—	$—	$26,024
Money market funds	304,020	—	—	304,020
Corporate debt securities	2,140	—	(1)	2,139
Commercial papers	13,243	—	—	13,243
Total	$345,427	$—	$(1)	$345,426

Short-term investments:
Corporate debt securities	$24,458	$—	$(8)	$24,450
Commercial papers	22,979	—	—	22,979
U.S. agency securities	1,945	1	—	1,946
U.S. Treasury securities	1,950	—	—	1,950
Total	$51,332	$1	$(8)	$51,325
As of March 31, 2017 and December 31, 2016, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during three months ended March 31, 2017.
5. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under non-cancellable operating leases with various expiration dates through 2025.

Premises rent expense was $1,779 and $1,179 for the three months ended March 31, 2017 and 2016, respectively.

Capital Lease

In July 2015, the Company entered into a lease agreement (the "July 2015 Lease") to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. The lease is secured by fixed assets used in the Company's office locations.
At March 31, 2017, future annual minimum lease payments under non-cancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2017, remainder	$33	$10,623
2018	39	13,343
2019	37	11,241
2020	21	5,074
2021	—	2,220
Thereafter	—	5,622
Total minimum lease payments	130	$48,123
Less: Amount representing interest	(15)
Present value of capital lease obligations	115
Less: current portion	(32)
Long-term portion of capital lease obligations	$83

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

Legal Contingencies

From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. For lawsuits where the Company is the defendant, the Company is in the process of defending these litigation matters, and while there can be no assurances and the outcomes of these matters are currently not determinable, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

The following tables presents the carrying values of all Notes as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,246	$431,246
Less: debt discount and issuance costs, net of amortization	(41,024)	(18,281)	(59,305)
Net carrying amount	$188,976	$182,965	$371,941

Equity component (1)	$54,049	$43,293	$97,342

	December 31, 2016
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(43,896)	(20,813)	(64,709)
Net carrying amount	$186,104	$180,437	$366,541

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded on the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $2,877 issuance costs.

For the three months ended March 31, 2017 and 2016, the Company incurred the following interest expense related to the Notes:

	Three Months Ended March 31,
	2017	2016
Interest expense related to contractual interest coupon	$1,060	$1,060
Amortization of debt discount and issuance costs	5,404	5,096
	$6,464	$6,156

7. Stock Equity Plans

Stock-Based Compensation Plans
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has four equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the 2012 Plan and two FireLayers plans assumed by the Company upon the acquisition of FireLayers in October 2016. Upon the Company's initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to either FireLayers plans. All outstanding stock awards under the 2002 Plan, the two FireLayers plans and 2012 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights

("SARs"), restricted stock units ("RSUs"), and performance stock units ("PSUs"). The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company's common stock.
Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of March 31, 2017, 5,785 shares were available for future grant. Restricted stock awards generally vest over a four-year period.
Stock Options

The fair value of options granted is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the common stock price and the assumed risk-free interest rate. The Company accounts for forfeitures as they occur.

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

There were no options granted during the three months ended March 31, 2017 and 2016.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	3,183	$18.91	5.39	$164,842
Options exercised	(331)	7.01
Options forfeited and canceled	(14)	46.31
Balance at March 31, 2017	2,838	$20.16	5.31	$153,888

The total intrinsic value of options exercised was $24,078 and $14,153 for the three months ended March 31, 2017 and 2016, respectively. Total cash proceeds from such option exercises were $2,316 and $2,042 for the three months ended March 31, 2017 and 2016, respectively.

The fair value of option grants that vested was $2,712 and $3,231 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company had unamortized stock-based compensation expense of $10,417 related to stock options, that will be recognized over the average remaining vesting term of the options of 1.94 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2016	3,465	$56.11
Awards granted	695	80.33
Awards vested	(415)	51.41
Awards forfeited	(160)	60.23
Awarded and unvested at March 31, 2017	3,585	$61.17

As of March 31, 2017, there was $164,946 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.27 years.

The Company granted 177 and 105 PSUs in the three months ended March 31, 2017 and 2016, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $23,128 as of March 31, 2017.
Stock Bonus and Other Liability Awards
The total accrued liability for the stock bonus awards was $956 and $7,855 as of March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017 and 2016, 85 and 93 shares, respectively, of common stock earned under the stock bonus program were issued. Stock based compensation expense related to stock bonus program was $796 and $1,035 for the three months ended March 31, 2017 and 2016, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest annually over a three-year period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. During the three months ended March 31, 2017 and 2016, 29 and 45 shares, respectively, were vested and issued. The Company recognized $565 and $572 of stock-based compensation expense related to these liability awards for the three months ended March 31, 2017 and 2016, respectively.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2017, there were 1,790 shares of the Company's common stock available for future issuance under the ESPP.
As of March 31, 2017, the Company expects to recognize $503 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.
Restricted Stock

The Company granted 111 shares of restricted stock in the fourth quarter of 2016 to certain key employees with the total fair value of $8,669 and three-year annual vesting. The Company recognized $712 of stock based compensation expense in the three month periods ended March 31, 2017. As of March 31, 2017, there was $7,411 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2017	2016
Stock options to purchase common stock	2,838	3,722
Restricted stock units	3,585	3,440
Employee stock purchase plan	92	81
Common stock subject to repurchase	127	78
Bonus and other liability awards	41	120
1.25% Convertible senior notes	5,158	5,158
0.75% Convertible senior notes	2,831	2,831
Total	14,672	15,430

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
The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended March 31,
	2017	2016
Total revenue by solution:
Protection and Advanced Threat	$84,480	$56,462
Archiving, Privacy and Governance	28,770	22,541
Total revenue	$113,250	$79,003

	Three Months Ended March 31,
	2017	2016
Total revenue:
United States	$94,560	$65,449
Rest of world	18,690	13,554
Total revenue	$113,250	$79,003

Long-lived assets by geographic area are presented below:

	As of March 31,	As of December 31,
	2017	2016
Long-lived assets:
United States	$49,137	$43,789
Rest of world	9,267	8,734
Total long‑lived assets	$58,404	$52,523

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

Income tax expense for the three months ended March 31, 2017 was $1,434 on pre-tax losses of $24,046. The Company recognized income tax expense of $257 on pre-tax losses of $31,399 in the three months ended March 31, 2016. The income tax rate for the three months ended March 31, 2017 and 2016 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company's effective tax rate for the three months ended March 31, 2017 and 2016 was negative 6.0% and negative 0.8%, respectively.

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

During the three months ended March 31, 2017, the Company transferred certain intellectual property rights from its wholly owned subsidiary in Israel to the United States. Although the transfer of intellectual property rights between consolidated entities did not result in any gain in the consolidated results of operations, the transfer did result in a taxable gain in Israel. Taxes incurred related to the intercompany transaction have been treated as a prepaid tax asset in the Company’s consolidated balance sheet and amortized to income tax expense over the life of the intellectual property. The amount of tax amortized to the provision for income taxes for the three months ended March 31, 2017 was approximately $209 and the amount of the prepaid tax asset was $3,842 as of March 31, 2017.

As of March 31, 2017, the Company's gross uncertain tax benefits totaled $10,139, excluding related accrued interest and penalties of $207. As of March 31, 2017, $4,910 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the three months ended March 31, 2017, the Company's gross uncertain tax benefits increased $4,292. The increase is comprised of a $4,304 increase for tax positions taken in the current period, primarily due to the transfer of intellectual property rights, a $5 increase for tax positions taken in prior periods, offset by a $17 decrease related to statute of limitation expirations.

The Company is currently under audit by the Israel Tax Authority for tax years 2013 through 2017. Related to the audit by the Israel Tax Authority it is reasonably possible that Company’s uncertain tax positions could change within the next 12 months. An estimate of the range of any change cannot be made. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities. The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2016 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 38% for the three months ended March 31, 2017 as compared to the prior year period. One partner accounted for 12% of our total revenue for the three months ended March 31, 2017, although the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partner's sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services. There were no individual customers or partners that accounted for more than 10% of our total revenue for the three months ended March 31, 2016.

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

Key Metrics

We regularly review a number of metrics, including the following key metrics presented in the table below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Many of these key metrics, such as non-GAAP gross margin, billings and free cash flows, are non-GAAP measures. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Total revenue	$113,250	$79,003
Growth	43%	37%
Gross margin percentage	71%	69%
Non-GAAP gross margin	77%	74%
Billings (non-GAAP)	$137,438	$98,305
Growth	40%	48%
Free cash flows (non-GAAP)	$28,218	$9,580
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
The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
GAAP gross profit	$80,874	$54,179
GAAP gross margin	71%	69%
Plus:
Stock-based compensation expense	2,815	1,991
Intangible amortization expense	3,188	2,117
Non-GAAP gross profit	$86,877	$58,287
Non-GAAP gross margin	77%	74%

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

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end.
The following table presents the reconciliation of total revenue to billings for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Total revenue	$113,250	$79,003
Deferred revenue
Ending	336,369	243,028
Beginning	312,181	223,726
Net change	24,188	19,302
Less: deferred revenue contributed by acquisitions	—	—
Billings	$137,438	$98,305
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
GAAP cash flows provided by operating activities:	$40,469	$17,418
Less:
Purchases of property and equipment	(12,251)	(7,838)
Non-GAAP free cash flows	$28,218	$9,580

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
We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred commissions, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessment of goodwill, intangible assets and other long-lived assets, loss contingency, and recognition and measurement of current and deferred income taxes have the greatest potential impact on our accompanying Condensed Consolidated Financial Statements, and consider these to be our critical accounting estimates. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2016 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.
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

Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business. Our headcount has increased 31% from December 31, 2015 to December 31, 2016. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

(Provision for) Benefit from Income Taxes
For 2013 and prior years, the (provision for) benefit from income taxes was related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. However, in the years ended December 31, 2016 and 2015, we recognized $0.4 million and $0.1 million, respectively, of deferred tax expense in the U.S. related to amortization of tax goodwill on business acquisitions. We also recognized a $0.8 million deferred tax benefit in 2014 related to the release of U.S. valuation allowances as a result of business acquisitions. For the quarter ended March 31, 2017, we recognized $0.8 million of deferred tax expense in the U.S. related to amortization of tax goodwill and a change in fair value of an acquisition-related contingent consideration payment. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.
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

	Three Months Ended March 31,
	2017		2016
	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$110,925	98%	$77,397	98%
Hardware and services	2,325	2	1,606	2
Total revenue	113,250	100	79,003	100
Cost of revenue:
Subscription	28,321	25	21,682	27
Hardware and services	4,055	4	3,142	4
Total cost of revenue	32,376	29	24,824	31
Gross profit	80,874	71	54,179	69
Operating expense:
Research and development	29,606	26	22,653	29
Sales and marketing	58,732	52	46,523	59
General and administrative	10,487	9	10,604	13
Total operating expense	98,825	87	79,780	101
Operating loss	(17,951)	(16)	(25,601)	(32)
Interest expense	(5,966)	(5)	(5,800)	(8)
Other (expense) income, net	(129)	—	2	—
Loss before provision for income taxes	(24,046)	(21)	(31,399)	(40)
Provision for income taxes	(1,434)	(1)	(257)	—
Net loss	$(25,480)	(22)%	$(31,656)	(40)%

Comparison of the three months ended March 31, 2017 and 2016:
Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Revenue
Subscription	$110,925	$77,397	43%
Hardware and services	2,325	1,606	45
Total revenue	$113,250	$79,003	43%
Subscription revenue for the three months ended March 31, 2017 increased $33.5 million, or 43%, as compared to the corresponding period last year. The increase was primarily due to a $28.4 million increase in subscription revenue contributed from the United States. To a lesser extent, for the same period, there was an increase of $5.1 million in revenue contributed from international locations. The increase in subscription revenue was due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%.

Hardware and services revenue for the three months ended March 31, 2017 increased $0.7 million, or 45%, as compared to the corresponding period last year primarily due to higher revenue from professional services.
Cost of Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Cost of revenue
Subscription	$28,321	$21,682	31%
Hardware and services	4,055	3,142	29
Total cost of revenue	$32,376	$24,824	30%
Cost of subscription revenue for the three months ended March 31, 2017 increased $6.6 million, or 31%, as compared to the corresponding period last year. The increase was primarily due to increases in operations-related expenses of $4.7 million due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, increase in network expenses and intangible amortization expense of developed technology from the acquisitions. Additionally, support-related expenses increased $2.1 million primarily due to higher headcount and third-party service costs.

Cost of hardware and services revenue for the three months ended March 31, 2017 increased $0.9 million, or 29%, as compared to the corresponding period last year, primarily due to an increase in professional service costs as our headcount increased.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Research and development	$29,606	$22,653	31%
Percent of total revenue	26%	29%
Research and development expenses increased $7.0 million, or 31%, for the three months ended March 31, 2017, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $5.8 million. Corporate and facilities expenses increased $1.3 million due to higher headcount.

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$58,732	$46,523	26%
Percent of total revenue	52%	59%
Sales and marketing expenses increased $12.2 million, or 26%, for the three months ended March 31, 2017, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $10.1 million, which include an increase in stock-based compensation expense of $1.1 million. Corporate and facilities expenses increased $0.7 million due to higher headcount. Additionally, expense for lead generation, trade shows, advertising and other initiatives increased $0.5 million. Travel expenses increased $0.9 million for the three months ended March 31, 2017 as compared to the same period last year.

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
General and administrative	$10,487	$10,604	-1%
Percent of total revenue	9%	13%
General and administrative expenses decreased $0.1 million, or 1%, for the three months ended March 31, 2017, as compared to the corresponding period last year. The decrease for the three months ended March 31, 2017, was primarily due to a decrease in litigation and settlement expense of $1.2 million related to the Finjan lawsuit and settlement, a decrease in fair value of acquisition-related contingent consideration liability of $1.4 million (see Note 4) offset by an increase in personnel costs of $1.6 million due to higher headcount and an increase in recruiting and consulting expense of $0.6 million.

Interest Expense

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Interest expense	$(5,966)	$(5,800)	3%
The change in interest expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, was not material.

Other Income (Expense), Net

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Other income (expense), net	$(129)	$2	(6550%)
Other expense, net, increased $0.1 million for the three months ended March 31, 2017, as compared to the corresponding period last year, primarily due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Provision for income taxes	$(1,434)	$(257)	458%
Provision for income taxes increased $1.2 million for the three months ended March 31, 2017, primarily due to an increase in foreign current tax expense due to increase in spending in certain foreign subsidiaries who operate on a cost-plus basis, an increase in deferred tax liabilities related to business acquisitions, and an increase in deferred tax liabilities related to a change in the fair value of an acquisition-related continent consideration payment.

Liquidity and Capital Resources
As of March 31, 2017, we had $381.9 million in cash and cash equivalents and $31.0 million in short-term investments, for a total of $412.9 million. See Note 6 "Convertible Senior Notes" to the condensed consolidated financial statements for discussion of the Notes.

As of March 31, 2017, we had approximately $11.6 million of cash and cash equivalents at our foreign subsidiaries. We estimated that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$40,469	$17,418
Net cash provided by investing activities	$10,582	$19,821
Net cash used in financing activities	$(14,759)	$(6,231)
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
Net cash provided by operating activities in the three months ended March 31, 2017 was $40.5 million, as compared to $17.4 million provided in the three months ended March 31, 2016. The increase of $23.1 million was primarily due to:

•	a decrease in net loss of $6.2 million;

•
an increase in amortization of intangible assets of $0.8 million due to the acquisitions made in 2016 offset by fully amortized intangible assets, and an increase in depreciation of fixed assets of $1.3 million due to the increase in capital expenditure;

•	stock-based compensation expense increased $3.9 million due to the increase in headcount and grants made;

•	an increase in accounts receivable change of $11.3 million due to timing of collections;

•	an increase in accrued liabilities change of $3.5 million due to the timing of compensation and other payments;

•	an increase in deferred revenue change of $4.9 million in the three months ended March 31, 2017 due to higher billings, and;

•
the increase was offset by $1.4 million change in fair value of acquisition-related contingent consideration liability; a $3.9 million change in non-current assets primarily due to a prepaid tax balance increase due to the transfer of intellectual property rights in an intercompany transaction; and a decrease in accounts payable change of $3.1 million due to the timing of payments.

Net Cash Flows Provided by Investing Activities
Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Net cash provided by investing activities was $10.6 million in the three months ended March 31, 2017, as compared to $19.8 million provided in the three months ended March 31, 2016. The decrease in cash provided of $9.2 million was due to a $21.7 million decrease in sales and maturities of short-term investments, and a $4.4 million increase in capital expenditures, offset by a $14.3 million decrease in cash spent to acquire short-term investments, and a $2.6 million increase in escrow receipts related from a business acquired in prior year.
Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $14.8 million in the three months ended March 31, 2017 as compared to $6.2 million used in in the three months ended March 31, 2016. The increase of $8.5 million was primarily due to a $7.8 million increase in withholding taxes paid related to restricted stock net share settlement, and a $2.6 million contingent consideration payment made related to a business acquired in prior year, offset by a $1.4 million reduction in holdback payments for a prior year business acquisition, and a $0.5 million increase in proceeds from common stock issuance related to employee stock plans.

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
Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2017 to the contractual obligations and commitments disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $412.9 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2017, we had an outstanding balance of $431.2 million aggregate principal amount of the Notes (see Note 6 to the accompanying Condensed Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the period of occurrence. Aggregate foreign currency transaction loss included in determining net loss was $0.1 million for the three months ended March 31, 2017, the Company had a gain of $0.2 million for the three months ended March 31, 2016. Transaction gains and losses are included in other expense, net.
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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in every year since our inception, including net losses of $25.5 million and $31.7 million for the three months ended March 31, 2017 and 2016, respectively. As a result, we had an accumulated deficit of $495.6 million as of March 31, 2017. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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

•    insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; or

•    future accounting pronouncements or changes in our accounting policies, including ASU 2014-09.

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

In the past we have relied on the U.S.-European Union Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) as one of the means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and the Company self certified under the EU-US Privacy Shield framework on October 5, 2016. However, it is possible that Privacy Shield may be challenged in EU courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. Additionally, the EU has enacted the new General Data Protection Regulation, which will take effect on May 25, 2018 and carries with it significantly increased responsibilities for companies that process EU personal data as well as significant penalties. As this date draws nearer, we expect to see increased regulatory and customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws, and national laws regulating the collection and use of data, as well as security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions by national data protection regulators, all of which could harm our business, financial condition, and results of operations.

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

We also face competition from large technology companies, such as Google Inc., Micro Focus International plc and Microsoft Corporation. These companies are increasingly developing and incorporating into their products data protection and storage software that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies like Mimecast Ltd that specialize in particular segments of the markets in which we compete.

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
In addition, as of March 31, 2017, we had $224.8 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders' ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of March 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will continue to expire in 2018 and 2017 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

In December 2013, we completed an offering of $201.3 million aggregate principal amount of 1.25% convertible senior notes due 2018, and in June 2015, we completed an offering of $230.0 million aggregate principal amount of 0.75% convertible senior notes due 2020. As a result of these convertible notes offerings, we incurred $431.3 million principal amount of indebtedness, the principal amounts of which we may be required to pay at maturity in 2018 and 2020, or, upon the occurrence of a make-whole fundamental change (as defined in the indentures). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

The conversion of some or all of our Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the Notes will be able to convert them only upon the satisfaction of certain conditions prior to June 15, 2018 and December 15, 2019, as applicable. The notes due December 2018 are now convertible upon the election on holders. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock and the value of the Notes.
Anti-takeover provisions contained in our certificate of incorporation, bylaws and convertible notes, as well as provisions of Delaware law, could impair a takeover attempt.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the quarter ended March 31, 2017, we issued an aggregate of 101 shares of our common stock to holders of our 1.25% Notes that submitted such 2018 Notes for conversion pursuant to their terms. These shares of common stock were issued on multiple dates in the quarter ended March 31, 2017 in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on April 27, 2017.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)