Form 10-Q
period 2017-06-30
PROOFPOINT INC
filed 2017-08-01
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 21, 2017: 44,424,832 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$392,886	$345,426
Short-term investments	36,599	51,325
Accounts receivable, net	75,568	72,951
Inventory	497	598
Deferred product costs	1,488	1,829
Deferred commissions	20,516	21,168
Prepaid expenses and other current assets	12,411	17,498
Total current assets	539,965	510,795
Property and equipment, net	64,712	52,523
Deferred product costs	292	310
Goodwill	167,270	167,270
Intangible assets, net	53,386	61,708
Long-term deferred commissions	4,356	4,496
Other assets	10,725	4,558
Total assets	$840,706	$801,660
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,273	$15,297
Accrued liabilities	40,267	50,765
Capital lease obligations	31	32
Deferred rent	460	409
Deferred revenue	297,446	259,109
Total current liabilities	352,477	325,612
Convertible senior notes	377,422	366,541
Long-term capital lease obligations	75	91
Long-term deferred rent	3,186	2,413
Other long-term liabilities	10,877	9,008
Long-term deferred revenue	62,903	53,072
Total liabilities	806,940	756,737
Commitments and contingencies (note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 44,337 and 43,015 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	555,287	514,034
Accumulated other comprehensive loss	(3)	(7)
Accumulated deficit	(521,522)	(469,108)
Total stockholders’ equity	33,766	44,923
Total liabilities and stockholders’ equity	$840,706	$801,660
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription	$118,928	$87,318	$229,853	$164,715
Hardware and services	3,401	2,586	5,726	4,192
Total revenue	122,329	89,904	235,579	168,907
Cost of revenue:(1)(2)
Subscription	30,363	23,198	58,684	44,880
Hardware and services	4,130	3,460	8,185	6,602
Total cost of revenue	34,493	26,658	66,869	51,482
Gross profit	87,836	63,246	168,710	117,425
Operating expense:(1)(2)
Research and development	32,306	23,588	61,912	46,241
Sales and marketing	62,454	48,664	121,186	95,187
General and administrative	12,348	22,999	22,835	33,603
Total operating expense	107,108	95,251	205,933	175,031
Operating loss	(19,272)	(32,005)	(37,223)	(57,606)
Interest expense	(5,848)	(5,809)	(11,814)	(11,609)
Other income (expense), net	184	(302)	55	(300)
Loss before provision for income taxes	(24,936)	(38,116)	(48,982)	(69,515)
Provision for income taxes	(999)	(185)	(2,433)	(442)
Net loss	$(25,935)	$(38,301)	$(51,415)	$(69,957)
Net loss per share, basic and diluted	$(0.59)	$(0.92)	$(1.18)	$(1.69)
Weighted average shares outstanding, basic and diluted	43,890	41,605	43,562	41,349

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$2,863	$1,721	$5,239	$3,359
Cost of hardware and services revenue	$469	$392	$908	$745
Research and development	$7,744	$5,877	$14,794	$11,479
Sales and marketing	$8,230	$6,718	$16,127	$13,536
General and administrative	$5,198	$4,000	$9,810	$8,072
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$3,189	$2,118	$6,377	$4,235
Research and development	$15	$15	$30	$30
Sales and marketing	$949	$1,236	$1,916	$2,509
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(25,935)	$(38,301)	$(51,415)	$(69,957)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	—	—	4	21
Comprehensive loss	$(25,935)	$(38,301)	$(51,411)	$(69,936)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(51,415)	$(69,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,147	14,621
Loss on disposal of property and equipment	357	288
Amortization of investment premiums, net of accretion of purchase discounts	10	35
Stock-based compensation	46,878	37,191
Change in fair value of contingent earn-outs	(1,730)	—
Amortization of debt issuance costs and accretion of debt discount	10,888	10,268
Foreign currency transaction (gain) loss	(86)	35
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,725)	(3,299)
Inventory	101	183
Deferred product costs	359	435
Deferred commissions	791	621
Prepaid expenses	(1,686)	(533)
Other current assets	260	104
Deferred income taxes	(2,116)	(167)
Long-term assets	(3,710)	51
Accounts payable	(1,374)	5,959
Accrued liabilities	4,014	(755)
Deferred rent	824	(12)
Deferred revenue	48,168	30,643
Net cash provided by operating activities	66,955	25,711
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	56,081	68,900
Purchase of short-term investments	(41,360)	(53,742)
Purchase of property and equipment	(22,867)	(16,194)
Receipt from escrow account	4,620	—
Net cash used in investing activities	(3,526)	(1,036)
Cash flows from financing activities
Proceeds from issuance of common stock	13,218	10,335
Withholding taxes related to restricted stock net share settlement	(25,122)	(12,572)
Repayments of equipment loans and capital lease obligations	(16)	(16)
Holdback payments for prior acquisitions	—	(1,397)
Contingent consideration payment	(4,620)	—
Net cash used in financing activities	(16,540)	(3,650)
Effect of exchange rate changes on cash and cash equivalents	571	30
Net increase in cash and cash equivalents	47,460	21,055
Cash and cash equivalents
Beginning of period	345,426	346,205
End of period	$392,886	$367,260

Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment and asset retirement obligations	$6,275	$5,773
Liability awards converted to equity	$8,307	$6,059
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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for other interim periods or for future years.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of June 30, 2017.

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

From time to time, certain third parties that the Company has an arrangement with provide the Company with referrals for which the Company pays a referral fee. The referral fee paid could vary depending on the level of effort. These fees are recorded in sales and marketing expense in proportion to the related revenue streams consistent with the sales commissions accounting. The Company did not incur any material referral fee expenses during the three and six months ended June 30, 2017 and 2016.

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

The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through June 30, 2017, the Company has not experienced significant credit losses.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and six months ended June 30, 2017 and 2016.
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

As a result of adopting ASU 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase accumulated deficit by $999 as of January 1, 2017, the date of adoption. The adoption of this ASU also requires that excess tax benefits and tax deficiencies be recorded in the statement of operations as opposed to additional paid-in capital when the awards vest or are settled, and has been applied on a prospective basis starting January 1, 2017. As a result of the adoption, the Company's deferred tax assets include certain deferred tax assets as of June 30, 2017, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting, which are fully offset by the valuation allowance. The adoption of ASU 2016-09 as it relates to the accounting for minimum statutory withholding tax requirements has no impact on the Company's current consolidated financial statements or on any prior period financial statements presented.

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

Recent Accounting Pronouncements Not Yet Effective
In January 2017, FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its financial statements.

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

The Company expects to adopt ASU 2014-09 effective January 1, 2018 using the full retrospective transition method. The Company's ability to apply the requirements retrospectively to all prior periods presented is dependent on system readiness, including software procured from third-party providers, and the completion of its analysis of information necessary to restate prior period financial statements. While the Company is continuing to assess all the potential impacts this standard will have on its consolidated financial statements and related disclosures, and as such it does not know and cannot reasonably estimate quantitative information related to the impact of this standard on its consolidated financial statements at this time, the Company currently expects the new standard to impact the timing of revenue and expense recognition for certain contracts related to some on-premise offerings, in which the Company grants customers the right to deploy its subscription services on the customer's own servers. As such, the Company may be required to recognize as revenue a portion of the sales price upon delivery of the software compared to the current practice of recognizing the entire sales price ratably over a subscription period. Additionally, the Company expects that some contract costs, including sales commissions, will be amortized over a period that is longer than the Company’s current policy of amortizing the deferred amounts over the specific revenue contract-terms for each individual order.

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

Per the terms of the share purchase agreement, unvested stock options held by FireLayers employees were canceled and exchanged for unvested stock options to purchase shares of the Company's common stock. The fair value of $1,326 of these unvested options, which are subject to the recipient's continued service with the Company and thus excluded from the purchase price, are recognized ratably as stock-based compensation expense over the required service period. Also, as part of the FireLayers share purchase agreement, 111 shares of restricted stock were issued to certain key employees with the total fair value of $8,669 (see Note 7), which was not included in the purchase price. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

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

Fair value of acquired assets

The following table summarizes the estimated fair values of acquired assets and liabilities:

	Estimated Fair Value	Estimated Useful Life (in years)
Customer relationships	$7,600	6
Developed technology	3,900	4
Order backlog	700	1
Deferred revenue assumed	(1,200)	N/A
Goodwill	6,513	Indefinite
	$17,513

3. Intangible Assets
Intangible assets, excluding goodwill, consisted of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$83,769	$(44,418)	$39,351	$83,769	$(38,042)	$45,727
Customer relationships	17,700	(4,343)	13,357	17,943	(3,228)	14,715
Trade names and patents	930	(755)	175	930	(667)	263
Order backlog	1,600	(1,097)	503	1,600	(597)	1,003
	$103,999	$(50,613)	$53,386	$104,242	$(42,534)	$61,708
Amortization of intangible assets expense was $4,153 and $3,369 for the three months ended June 30, 2017 and 2016, respectively, and $8,323 and $6,774 for the six months ended June 30, 2017 and 2016, respectively.
Future estimated amortization of intangible assets expense as of June 30, 2017 are presented below:

Year ending December 31,
2017, remainder	$8,059
2018	15,291
2019	11,926
2020	9,221
2021	7,422
Thereafter	1,467
$53,386

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
The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2017 and December 31, 2016 and the classification by level of input within the fair value hierarchy:

	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$317,564	$317,564	$—	$—
Corporate debt securities	1,125	—	1,125	—
U.S. agency securities	3,994	—	3,994	—
Commercial paper	18,683	—	18,683	—
U.S. Treasury securities	1,997	—	1,997	—
Short-term investments:
Corporate debt securities	5,765	—	5,765	—
Commercial papers	30,834	—	30,834	—
Total financial assets	$379,962	$317,564	$62,398	$—

Liabilities
Acquisition-related contingent consideration liability	$1,883	$—	$—	$1,883

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$304,020	$304,020	$—	$—
Corporate debt securities	2,139	—	2,139	—
Commercial paper	13,243	—	13,243	—
Short-term investments:
Corporate debt securities	24,450	—	24,450	—
Commercial paper	22,979	—	22,979	—
U.S. agency securities	1,946	—	1,946	—
U.S. Treasury securities	1,950	—	1,950	—
Total financial assets	$370,727	$304,020	$66,707	$—

Liabilities
Acquisition-related contingent consideration liability	$8,233	$—	$—	$8,233

Based on quoted market prices as of June 30, 2017, the fair values of the 0.75% and 1.25% Convertible Senior Notes were approximately $284,128 and $447,061, respectively, determined using Level 2 inputs as they are not actively traded in markets.
The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2016	$8,233
Payments during the period	(4,620)
Adjustments to fair value during the period recorded in General and administrative expenses	(1,730)
Balance as of June 30, 2017	$1,883
The carrying amounts of the Company's cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$49,523	$—	$—	$49,523
Money market funds	317,564	—	—	317,564
Corporate debt securities	1,125	—	—	1,125
U.S. agency securities	3,994	—	—	3,994
Commercial paper	18,683	—	—	18,683
U.S. Treasury securities	1,997	—	—	1,997
Total	$392,886	$—	$—	$392,886

Short-term investments:
Corporate debt securities	$5,767		$(2)	$5,765
Commercial paper	30,834	—	—	30,834
Total	$36,601	$—	$(2)	$36,599

	December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,024	$—	$—	$26,024
Money market funds	304,020	—	—	304,020
Corporate debt securities	2,140	—	(1)	2,139
Commercial papers	13,243	—	—	13,243
Total	$345,427	$—	$(1)	$345,426

Short-term investments:
Corporate debt securities	$24,458	$—	$(8)	$24,450
Commercial papers	22,979	—	—	22,979
U.S. agency securities	1,945	1	—	1,946
U.S. Treasury securities	1,950	—	—	1,950
Total	$51,332	$1	$(8)	$51,325
As of June 30, 2017 and December 31, 2016, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three and six months ended June 30, 2017.
5. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under non-cancellable operating leases with various expiration dates through 2025.

Premises rent expense was $1,892 and $1,220 for the three months ended June 30, 2017 and 2016, respectively, and $3,671 and $2,398 for the six months ended June 30, 2017 and 2016, respectively.

Capital Lease

In July 2015, the Company entered into a lease agreement (the "July 2015 Lease") to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. The lease is secured by fixed assets used in the Company's office locations.
At June 30, 2017, future annual minimum lease payments under non-cancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2017, remainder	$21	$7,908
2018	39	15,541
2019	37	13,307
2020	21	6,348
2021	—	3,136
Thereafter	—	6,866
Total minimum lease payments	118	$53,106
Less: Amount representing interest	(12)
Present value of capital lease obligations	106
Less: current portion	(31)
Long-term portion of capital lease obligations	$75

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

When converted, the Company may settle the 0.75% Notes in shares of the Company's common stock, cash, or some combination of each.

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

When converted, the Company may settle the 1.25% Notes in shares of the Company's common stock, cash, or some combination of each.

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

The following tables presents the carrying values of all Notes as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,243	$431,243
Less: debt discount and issuance costs, net of amortization	(38,109)	(15,712)	(53,821)
Net carrying amount	$191,891	$185,531	$377,422

Equity component (1)	$54,049	$43,293	$97,342

	December 31, 2016
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(43,896)	(20,813)	(64,709)
Net carrying amount	$186,104	$180,437	$366,541

Equity component (1)	$54,049	$43,293	$97,342

(1) Recorded on the accompanying Condensed Consolidated Balance Sheets as additional paid-in capital, net of the $2,877 issuance costs.

For the three and six months ended June 30, 2017 and 2016, the Company incurred the following interest expense related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense related to contractual interest coupon	$1,060	$1,060	$2,120	$2,120
Amortization of debt discount and issuance costs	5,484	5,172	10,888	10,268
	$6,544	$6,232	$13,008	$12,388

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
Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of June 30, 2017, 5,856 shares were available for future grant. Restricted stock awards generally vest over a four-year period.
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

There were no options granted during the six months ended June 30, 2017.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	3,183	$18.91	5.39	$164,842
Options exercised	(747)	9.53
Options forfeited and canceled	(29)	46.68
Balance at June 30, 2017	2,407	$21.48	5.40	$157,290

The total intrinsic value of options exercised was $53,497 and $24,629 for the six months ended June 30, 2017 and 2016, respectively. Total cash proceeds from such option exercises were $7,112 and $5,778 for the six months ended June 30, 2017 and 2016, respectively.

The fair value of option grants that vested was $4,385 and $5,543 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the Company had unamortized stock-based compensation expense of $7,577 related to stock options that will be recognized over the average remaining vesting term of the options of 1.83 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2016	3,465	$56.11
Awards granted	935	81.37
Awards vested	(755)	48.40
Awards forfeited	(326)	60.30
Awarded and unvested at June 30, 2017	3,319	$64.57

As of June 30, 2017, there was $160,253 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.91 years.

The Company granted 177 and 105 PSUs in the six months ended June 30, 2017 and 2016, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized expense was $19,784 as of June 30, 2017.
Stock Bonus and Other Liability Awards
The total accrued liability for the stock bonus and other liability awards was $3,304 and $7,855 as of June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017 and 2016, 85 and 93 shares, respectively, of common stock earned under the stock bonus program were issued. Stock based compensation expense related to stock bonus program was $2,573 and $2,602 for the six months ended June 30, 2017 and 2016, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest annually over a three-year period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company's common stock. During the six months ended June 30, 2017 and 2016, 29 and 45 shares, respectively, were vested and issued. The Company recognized $1,137 and $1,143 of stock-based compensation expense related to these liability awards in the six months ended June 30, 2017 and 2016, respectively.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective in April 2012. A total of 745 shares of the Company's common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company's shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2017, there were 1,702 shares of the Company's common stock available for future issuance under the ESPP.
As of June 30, 2017, the Company expects to recognize $1,683 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.4 years.
Restricted Stock
The Company granted 111 shares of restricted stock in the fourth quarter of 2016 to certain key employees with the total fair value of $8,669 and three-year annual vesting. The Company recognized $1,432 of stock based compensation expense in the six month period ended June 30, 2017. As of June 30, 2017, there was $6,691 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2017	2016
Stock options to purchase common stock	2,407	3,677
Restricted stock units	3,319	3,217
Employee stock purchase plan	102	104
Common stock subject to repurchase	127	78
Bonus and other liability awards	56	125
1.25% Convertible senior notes	5,158	5,158
0.75% Convertible senior notes	2,831	2,831
Total	14,000	15,190

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
The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue by solution:
Protection and Advanced Threat	$90,376	$64,797	$174,856	$121,259
Archiving, Privacy and Governance	31,953	25,107	60,723	47,648
Total revenue	$122,329	$89,904	$235,579	$168,907

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue:
United States	$102,084	$74,907	$196,644	$140,356
Rest of world	20,245	14,997	38,935	28,551
Total revenue	$122,329	$89,904	$235,579	$168,907

Long-lived assets by geographic area are presented below:

	As of June 30,	As of December 31,
	2017	2016
Long-lived assets:
United States	$55,006	$43,789
Rest of world	9,706	8,734
Total long‑lived assets	$64,712	$52,523

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

Income tax expense for the three and six months ended June 30, 2017 was $999 and $2,433 on pre-tax losses of $24,936 and $48,982, respectively. The Company recognized income tax expense of $185 and $442 on pre-tax losses of $38,116 and $69,515 in the three and six months ended June 30, 2016, respectively. The income tax rate for the three and six months ended June 30, 2017 and 2016 varies from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company's effective tax rate for the six months ended June 30, 2017 and 2016 was negative 5.0% and negative 0.6%, respectively.

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

During the six months ended June 30, 2017, the Company transferred certain intellectual property rights from its wholly owned subsidiary in Israel to the United States. Although the transfer of intellectual property rights between consolidated entities did not result in any gain in the consolidated statements of operations, the transfer did result in a taxable gain in Israel. Taxes incurred related to the intercompany transaction have been treated as a prepaid tax asset in the Company’s consolidated balance sheet and are being amortized to income tax expense over the life of the intellectual property. The amount of tax amortized to the provision for income taxes for the six months ended June 30, 2017 was approximately $418 and the amount of the prepaid tax asset was $3,633 as of June 30, 2017.

As of June 30, 2017, the Company's gross uncertain tax benefits totaled $10,603, excluding related accrued interest and penalties of $250. As of June 30, 2017, $5,088 of the Company's uncertain tax benefits, including related accrued interest and penalties, would affect the effective tax rate if recognized. During the six months ended June 30, 2017, the Company's gross uncertain tax benefits increased $4,757. The increase is comprised of a $4,793 increase for tax positions taken in the current period, primarily due to the transfer of intellectual property rights, a $22 increase for tax positions taken in prior periods, offset by a $58 decrease related to statute of limitation expirations.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 35% for the three months ended June 30, 2017 as compared to the prior year period, representing 17% of our total revenue for the period. One partner accounted for 12% of our total revenue for the three months ended June 30, 2017, although the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partner's sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services. There were no individual customers or partners that accounted for more than 10% of our total revenue for the three months ended June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)		(in thousands)
Total revenue	$122,329	$89,904	$235,579	$168,907
Growth	36%	41%	39%	39%
Gross margin percentage	72%	70%	72%	70%
Non-GAAP gross margin	77%	75%	77%	74%
Billings (non-GAAP)	$146,309	$101,246	$283,747	$199,551
Growth	45%	34%	42%	41%
Free cash flows (non-GAAP)	$15,870	$(63)	$44,088	$9,517
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
The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
GAAP gross profit	$87,836	$63,246	$168,710	$117,425
GAAP gross margin	72%	70%	72%	70%
Plus:
Stock-based compensation expense	3,332	2,113	6,147	4,104
Intangible amortization expense	3,189	2,118	6,377	4,235
Non-GAAP gross profit	$94,357	$67,477	$181,234	$125,764
Non-GAAP gross margin	77%	75%	77%	74%

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

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end.
The following table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Total revenue	$122,329	$89,904	$235,579	$168,907
Deferred revenue
Ending	360,349	254,370	360,349	254,370
Beginning	336,369	243,028	312,181	223,726
Net change	23,980	11,342	48,168	30,644
Less: deferred revenue contributed by acquisitions	—	—	—	—
Billings	$146,309	$101,246	$283,747	$199,551
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
GAAP cash flows provided by operating activities:	$26,486	$8,293	$66,955	$25,711
Less:
Purchases of property and equipment	(10,616)	(8,356)	(22,867)	(16,194)
Non-GAAP free cash flows	$15,870	$(63)	$44,088	$9,517

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

Cost of Revenue
Our cost of revenues consists of cost of subscription revenue and cost of hardware and services revenue. Personnel costs, which consist of salaries, benefits, bonuses, stock-based compensation, data center costs and hardware costs, are the most significant components of our cost of revenues. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

(Provision for) Benefit from Income Taxes
For 2013 and prior years, the (provision for) benefit from income taxes was related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. However, in the years ended December 31, 2016 and 2015, we recognized $0.4 million and $0.1 million, respectively, of deferred tax expense in the U.S. related to amortization of tax goodwill on business acquisitions. We also recognized a $0.8 million deferred tax benefit in 2014 related to the release of U.S. valuation allowances as a result of business acquisitions. For the six months ended June 30, 2017, we recognized $1.2 million of deferred tax expense in the U.S. related to amortization of tax goodwill and a change in fair value of an acquisition-related contingent consideration payment. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)				($ in thousands)
Revenue:
Subscription	$118,928	97%	$87,318	97%	$229,853	98%	$164,715	98%
Hardware and services	3,401	3	2,586	3	5,726	2	4,192	2
Total revenue	122,329	100	89,904	100	235,579	100	168,907	100
Cost of revenue:
Subscription	30,363	25	23,198	26	58,684	25	44,880	26
Hardware and services	4,130	3	3,460	4	8,185	3	6,602	4
Total cost of revenue	34,493	28	26,658	30	66,869	28	51,482	30
Gross profit	87,836	72	63,246	70	168,710	72	117,425	70
Operating expense:
Research and development	32,306	27	23,588	26	61,912	26	46,241	28
Sales and marketing	62,454	51	48,664	54	121,186	52	95,187	56
General and administrative	12,348	10	22,999	26	22,835	10	33,603	20
Total operating expense	107,108	88	95,251	106	205,933	88	175,031	104
Operating loss	(19,272)	(16)	(32,005)	(36)	(37,223)	(16)	(57,606)	(34)
Interest expense	(5,848)	(5)	(5,809)	(7)	(11,814)	(5)	(11,609)	(7)
Other income (expense), net	184	—	(302)	—	55	—	(300)	—
Loss before provision for income taxes	(24,936)	(21)	(38,116)	(43)	(48,982)	(21)	(69,515)	(41)
Provision for income taxes	(999)	—	(185)	—	(2,433)	(1)	(442)	—
Net loss	$(25,935)	(21)%	$(38,301)	(43)%	$(51,415)	(22)%	$(69,957)	(41)%

Comparison of the three and six months ended June 30, 2017 and 2016:
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Revenue
Subscription	$118,928	$87,318	36%	$229,853	$164,715	40%
Hardware and services	3,401	2,586	32	5,726	4,192	37
Total revenue	$122,329	$89,904	36%	$235,579	$168,907	39%
Subscription revenue for the three and six months ended June 30, 2017 increased $31.6 million, or 36%, and $65.1 million, or 40%, respectively, as compared to the corresponding periods last year. These increases were primarily due to a $26.3 million and $54.8 million increase, respectively, in subscription revenue contributed from the United States. To a lesser extent, for the same periods, there were increases of $5.3 million and $10.3 million, respectively, in revenue contributed from international locations. The increases in subscription revenue were due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%.

Hardware and services revenue for the three and six months ended June 30, 2017 increased $0.8 million, or 32%, and $1.5 million, or 37%, respectively, as compared to the corresponding period last year primarily due to higher revenue from professional services.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Cost of revenue
Subscription	$30,363	$23,198	31%	$58,684	$44,880	31%
Hardware and services	4,130	3,460	19	8,185	6,602	24
Total cost of revenue	$34,493	$26,658	29%	$66,869	$51,482	30%
Cost of subscription revenue for the three and six months ended June 30, 2017 increased $7.2 million, or 31%, and $13.8 million, or 31%, respectively, as compared to the corresponding periods last year. The increases were primarily due to increases in operations-related expenses of $5.0 million and $9.7 million, respectively, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Additionally, support-related expenses increased $2.4 million and $4.5 million, respectively, primarily due to higher headcount and consulting costs.

Cost of hardware and services revenue for the three and six months ended June 30, 2017 increased $0.7 million, or 19%, and $1.6 million, or 24%, respectively, as compared to the corresponding periods last year, primarily due to an increase in professional service costs as our headcount increased.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Research and development	$32,306	$23,588	37%	$61,912	$46,241	34%
Percent of total revenue	27%	26%		26%	28%
Research and development expenses increased $8.7 million, or 37%, and $15.7 million, or 34%, respectively, for the three and six months ended June 30, 2017, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $6.9 million and $12.7 million, respectively. Corporate and facilities expenses increased $1.6 million and $2.9 million, respectively, due to higher headcount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Sales and marketing	$62,454	$48,664	28%	$121,186	$95,187	27%
Percent of total revenue	51%	54%		52%	56%
Sales and marketing expenses increased $13.8 million, or 28%, and $26.0 million, or 27%, respectively, for the three and six months ended June 30, 2017, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $11.4 million and $21.5 million, respectively, which include increases in stock-based compensation expense of $1.5 million and $2.6 million, respectively. Corporate and facilities expenses increased $1.1 million and $1.8 million, respectively, due to higher headcount. Travel expenses increased $1.2 million and $2.1 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods last year.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
General and administrative	$12,348	$22,999	(46)%	$22,835	$33,603	(32)%
Percent of total revenue	10%	26%		10%	20%
General and administrative expenses decreased $10.7 million, or 46%, and $10.8 million, or 32%, respectively, for the three and six months ended June 30, 2017, as compared to the corresponding periods last year. The decreases were primarily due to decreases in litigation and settlement expenses of $13.5 million and $14.7 million, respectively, related to the Finjan lawsuit and settlement. Additionally, the fair value of acquisition-related contingent consideration liability decreased $0.3 million and $1.7 million, respectively. The decreases were offset by increases in personnel cost of $2.6 million and $4.2 million, respectively, due to higher headcount and increases in recruiting and consulting expense of $0.7 million and $1.3 million, respectively.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Interest expense	$(5,848)	$(5,809)	1%	$(11,814)	$(11,609)	2%
The changes in interest expense for the three and six months ended June 30, 2017 as compared to the same periods last year, were not material.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Other income (expense), net	$184	$(302)	161%	$55	$(300)	118%
Other income, net, increased $0.5 million and $0.4 million, respectively, for the three and six months ended June 30, 2017, as compared to the corresponding periods last year, primarily due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$(999)	$(185)	440%	$(2,433)	$(442)	450%
The provision for income taxes increased $0.8 million and $2.0 million for the three and six months ended June 30, 2017, respectively, primarily due to an increase in foreign current tax expense due to increase in spending in certain foreign subsidiaries who operate on a cost-plus basis, an increase in deferred tax expense related to business acquisitions, and an increase in deferred tax expense related to a change in the fair value of an acquisition-related continent consideration payment.

Liquidity and Capital Resources
As of June 30, 2017, we had $392.9 million in cash and cash equivalents and $36.6 million in short-term investments, for a total of $429.5 million. See Note 6 "Convertible Senior Notes" to the condensed consolidated financial statements for discussion of the Notes.

As of June 30, 2017, we had approximately $7.6 million of cash and cash equivalents at our foreign subsidiaries. We estimated that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$66,955	$25,711
Net cash used in investing activities	$(3,526)	$(1,036)
Net cash used in financing activities	$(16,540)	$(3,650)
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
Net cash provided by operating activities in the six months ended June 30, 2017 was $67.0 million, as compared to $25.7 million provided in the six months ended June 30, 2016. The increase of $41.2 million was primarily due to:

•	a decrease in net loss of $18.5 million;

•
an increase in amortization of intangible assets of $1.5 million due to the acquisitions made in 2016 offset by fully amortized intangible assets, and an increase in depreciation of fixed assets of $3.0 million due to the increase in capital expenditure;

•	stock-based compensation expense increased $9.7 million due to the increase in headcount and grants made;

•	an increase in accrued liabilities change of $4.8 million due to the timing of compensation and other payments;

•	an increase in deferred revenue change of $17.5 million in the six months ended June 30, 2017 due to higher billings, and;

•
the increase was offset by $1.7 million change in fair value of acquisition-related contingent consideration liability; a $3.8 million change in non-current assets primarily due to a prepaid tax balance increase due to the transfer of intellectual property rights in an intercompany transaction; a decrease in accounts payable change of $7.3 million due to the timing of payments; and a decrease in prepaid expense change of $1.2 million due to the timing of payments.

Net Cash Flows Used in Investing Activities
Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Net cash used in investing activities was $3.5 million in the six months ended June 30, 2017, as compared to $1.0 million used in the six months ended June 30, 2016. The increase in cash used of $2.5 million was due to a $12.8 million decrease in sales and maturities of short-term investments, and a $6.7 million increase in capital expenditures, offset by a $12.4 million decrease in cash spent to acquire short-term investments, and a $4.6 million increase in escrow receipts related from a business acquired in prior year.
Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $16.5 million in the six months ended June 30, 2017 as compared to $3.7 million used in in the six months ended June 30, 2016. The increase of $12.9 million was primarily due to a $12.6 million increase in withholding taxes paid related to restricted stock net share settlement, and a $4.6 million contingent consideration payment made related to a business acquired in prior year, offset by a $1.4 million reduction in holdback payments for a prior year business acquisition, and a $2.9 million increase in proceeds from common stock issuance related to employee stock plans.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended June 30, 2017 to the contractual obligations and commitments disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $429.5 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2017, we had an outstanding balance of $431.2 million aggregate principal amount of the Notes (see Note 6 to the accompanying Condensed Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Condensed Consolidated Balance Sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying Condensed Consolidated Statements of Operations as foreign currency transaction gains or losses in the period of occurrence. Aggregate foreign currency transaction gain included in determining net loss was $0.1 million for the six months ended June 30, 2017, the Company had a nominal loss for the six months ended June 30, 2016. Transaction gains and losses are included in other expense, net.
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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in every year since our inception, including net losses of $51.4 million and $70.0 million for the six months ended June 30, 2017 and 2016, respectively. As a result, we had an accumulated deficit of $521.5 million as of June 30, 2017. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
One key element of our growth strategy is to develop a worldwide customer base and expand our operations worldwide, such as by adding employees, offices and customers internationally, particularly in Europe and Asia.

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
In addition, as of June 30, 2017, we had $220.7 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders' ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of June 30, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will continue to expire in 2018 and 2017 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months period ended June 30, 2017, we issued an aggregate of 76 shares of our common stock to holders of our 1.25% Notes that submitted such 2018 Notes for conversion pursuant to their terms. These shares of common stock were issued on multiple dates in the three months ended June 30, 2017 in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 1, 2017.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)