Form 10-K
period 2017-12-31
PROOFPOINT INC
filed 2018-02-23
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

(408) 517-4710
(Registrant’s telephone number, including area code)
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2017 as reported by the NASDAQ Global Select Market on that date, was approximately $3,763 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of February 9, 2018 was 50,546,319 shares.
 __________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

PROOFPOINT, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context requires otherwise, the terms “Proofpoint,” “Company,” “Registrant,” “we,” “us,” and “our” mean Proofpoint, Inc. and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS
Overview
Proofpoint is a leading next generation cybersecurity company that enables large and mid-sized organizations worldwide to protect the way their people work from advanced threats and compliance risks. Our security and compliance platform is comprised of an integrated suite of threat protection, information protection, and brand protection solutions, including email protection, advanced threat protection, email authentication, data loss prevention, SaaS application protection, response orchestration and automation, digital risk, web browser isolation, email encryption, archiving, eDiscovery, supervision, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies - including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments to address today’s rapidly changing threat and compliance landscape.
Cyberattacks have fundamentally shifted from targeting infrastructure to targeting people, relying on tricking users into running code, divulging their passwords, or even sending money or data. This transformation of the threat landscape manifests in nearly every form of cyber threat, from nation state advanced persistent threat (APT) actors relying on phishing, through to cybercriminals launching massive ransomware email campaigns, and more targeted campaigns designed to steal valuable data from both legacy and cloud-based systems. At the same time, the rapid adoption of cloud applications has increased organizations’ attack surface by moving both threats and sensitive data away from the traditional network perimeter, reducing the effectiveness of many existing security products. These factors have contributed to an increasing number of severe data breaches and expanding regulatory mandates, notably the European Union’s General Data Protection Regulation (GDPR), all of which have accelerated demand for effective threat protection and compliance solutions.
Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, social media, and other cloud applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

•	Protecting users from the advanced attacks that target them via email, social media, and SaaS apps;

•	Preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;

•	Collecting, retaining, supervising and discovering sensitive data for compliance and litigation support; and

•	Enabling organizations to respond quickly to security issues, providing both the intelligence and the context to prioritize incidents and orchestrate remediation actions.
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
We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, including email, mobile apps and social media, to protect the information people create from both compromise and compliance risks, and to archive and govern corporate information. Today, our solutions are used worldwide to protect well over 100 million end-users at enterprise customers, and millions more via service providers through our Cloudmark division. We market and sell our solutions worldwide both directly through our sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also distribute our solutions through strategic partners.

Proofpoint Solutions
Our integrated suite of on-demand security-as-a-service solutions enables large and mid-sized organizations to protect people throughout the enterprise from advanced attacks and compliance risks. Our comprehensive platform provides a secure email gateway, advanced threat protection, threat intelligence, email authentication, email encryption, data loss prevention, digital risk, SaaS application protection, web browser isolation, archiving, eDiscovery, and threat response capabilities. These solutions are built on a cloud-based architecture, protecting enterprises and their customers from inbound threats via email, social media, and mobile apps, while identifying and protecting enterprise data not only where it is stored within the enterprise but also as it transits beyond the organization’s borders such as via email or social media. We have pioneered the use of innovative technologies to deliver better ease-of-use, greater protection against the latest advanced threats, and lower total cost of ownership than traditional alternatives. The key elements of our solution include:

•
Superior protection against both advanced and targeted threats.  We use a combination of proprietary technologies for big data analytics, machine learning, deep content inspection, static and dynamic malware analysis, protocol analysis, threat correlation, threat intelligence extraction, and virtual execution environments to predictively and actively detect and stop targeted “spear phishing” and other sophisticated advanced threats, including malicious attachments, polymorphic threats, zero-day exploits, user-transparent “drive-by” downloads, malicious web links, hybrid threats (such as links inserted into attached files), malware free attacks like impostor threats and credential phishing, and other penetration tactics. By processing, analyzing and correlating billions of data points on a daily basis, we can recognize anomalies in order to predictively detect targeted attacks before users are exposed. Our deep content inspection technology enables us to identify malicious message attachments and distinguish between valid messages and “phishing” messages designed to look authentic and trick the end-user into divulging sensitive data or clicking on a malicious web link. Our machine learning technology enables us to detect targeted “zero-hour” attacks in real-time, even if they have not been seen previously at other locations, and quarantine them appropriately. Our dynamic malware analysis and virtual execution environment technologies enable us to examine web site destinations and downloadable files to identify and block potentially hostile code that would otherwise compromise end-user computers, even in cases where the web sites are considered reputable or the attachment’s malicious payload is obfuscated or otherwise disguised. Our threat correlation technologies enable us to rapidly confirm and contain threats, providing rapid, automated protection. In addition, our threat intelligence and response capabilities enable our customers to both prioritize threats that may have compromised them via our Emerging Threat Intelligence and orchestrate or automate protective countermeasures via Proofpoint Threat Response.

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

•
Security optimized cloud architecture.  Our multi-tenant security-as-a-service solution leverages a distributed, scalable architecture deployed in our global data centers for deep content inspection, global threat correlation and analytics, high-speed search, secure storage, encryption key management, software updates, intelligent message routing, and other core functions. Our architecture also enables us to look across hundreds of billions of data points gathered from across our product portfolio and intelligence feeds to better correlate and analyze both targeted and broad-based threat campaigns. Customers can choose to deploy optional physical or virtual points-of-presence behind their firewalls for those who prefer to deploy certain functionality inside their security perimeter. This architecture enables us to leverage the benefits of the cloud to cost-effectively deliver superior security and compliance, while optimizing each deployment for the customer’s unique threat environment.

•
Extensible security-as-a-service platform.  The key components of our security-as-a-service platform, including services for secure storage, content inspection, reputation, big data analytics, encryption, key management, and identity and policy, can be exposed through application programming interfaces, or APIs, to integrate with internally developed applications as well as with those developed by third-parties. In addition, these APIs provide a means to integrate with the other security and compliance components deployed in our customers’ infrastructures, including Proofpoint’s ecosystem partners.

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
Our suite is delivered by a cloud infrastructure and can be deployed as a secure cloud-only solution, or as a hybrid solution with optional physical or virtual points-of-presence behind our customers’ firewalls for those who prefer to deploy certain functionality inside their security perimeter. In all deployment scenarios, our cloud-based architecture enables us to leverage the benefits of the cloud to cost-effectively deliver superior security and compliance while maintaining the flexibility to optimize deployments for customers’ unique environments. The modularity of our solutions enables our existing customers to implement additional modules in a simple and efficient manner.
Product Families
Email Security
Proofpoint’s Email Security Product family includes the Enterprise Protection secure email gateway, Email Fraud Defense, Email Continuity, and Proofpoint Essentials. This suite of enterprise products is designed to protect customers’ mission-critical messaging infrastructure from outside threats, enable enterprises to authenticate their email to reduce consumer phishing and fight business email compromise (“BEC”) attacks, and keep email operational in the event of a service provider outage. Proofpoint Essentials provides a version of these capabilities tailored to small- and medium-sized businesses. Key capabilities within the email security products include:

•
Enterprise Protection.  Uses our Proofpoint MLX machine learning technology and reputation data to examine millions of possible attributes in every message to block phishing and spear phishing attacks, spam, viruses, impostor email/business email compromise attacks, and other forms of malicious or objectionable content. This solution also includes sophisticated policy and routing controls designed to ensure security and the effective handling of all classifications of content, and includes the Smart Search tool to provide real-time visibility into message flows across an organization’s messaging infrastructure, using built-in logging and reporting capabilities with advanced message tracing, forensics and log analysis capabilities.

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

Key benefits of the email security products include:

•	Superior protection from advanced threats, spam and viruses. Protects against advanced threats, spam and other malware such as remote access Trojans, banking Trojans, ransomware, viruses, and spyware.

•
Comprehensive outbound threat protection.  Analyzes all outbound email traffic to block spam, viruses and other malicious content from leaving the corporate network, and pinpoint the responsible compromised systems.

•
Effective, flexible policy management and administration.  Provides a user-friendly, web-based administration interface and robust reporting capabilities that make it easy to define, enforce and manage an enterprise’s messaging policies.

•	Easy-to-use end-user controls. Gives email users easy, self-service control over their individual email preferences within the parameters of corporate-defined messaging policies.

•
Superior protection from business email compromise. Combining a dynamic classifier on the email gateway with a proactive authentication solution and a lookalike domain discovery service delivers the industry’s most comprehensive protection from these attacks.

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
Proofpoint Advanced Threat Protection
Proofpoint’s advanced threat protection products leverage a broad set of detection techniques that are constantly refined as the threat landscape evolves. The products are capable of detecting and preventing threats across email, social media, mobile apps, and SaaS applications, and deliver rich intelligence to enable enterprises to understand as much as possible about the attacks they are seeing and the adversaries behind them. Key capabilities of the advanced threat products include:

•
Targeted attack protection. Enterprises are protected against both commodity and advanced threats such as phishing and other targeted email attacks by the use of big data analysis, predictive, virtual execution, static analysis, protocol analysis, and dynamic malware analysis techniques to identify and apply additional security controls against suspicious messages, attachments and any associated links to the web. The same detection techniques are extended to look for malicious content in enterprise social media accounts, malicious links and files sent to users via SaaS applications, and malicious mobile apps that siphon off data or function as remote access Trojans.

•
Threat response. Provides threat information and indicators of compromise (“IoCs”) correlation, aggregating across Proofpoint and other third-party security products, to confirm and contain system compromises. By taking advantage of this automated incident response, enterprises can minimize exfiltration windows and leverage staff for breach prevention and mitigation. In addition, it can be leveraged to automatically remove malicious emails that have been delivered to users’ email inboxes, reducing the potential risk exposure.

Key benefits of Proofpoint Advanced Threat Protection include:

•
Superior effectiveness. Proofpoint’s agility in deploying new detection measures and adjusting defenses in response to changes in the threat landscape results in high effectiveness in stopping threats before they reach enterprise users.

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

Proofpoint Information Protection and Archiving
A comprehensive data protection strategy must address both security and compliance risks. Our data loss prevention, encryption and compliance solution defends against leaks of confidential information, and helps ensure compliance with common U.S., international and industry-specific data protection regulations - including the Health Care Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm-Leach-Bliley Act, Canada’s Personal Information Protection and Electronic Documents Act, as well as acts such as CA SB 24, MA 201 CMR 17.00, ITAR, NERC-CIP, CFTC red flag rules, Basel II, EuroSOX (Directive 84/253/EEC), the European Union GDPR, and the Payment Card Industry Data Security Standard (PCI-DSS).
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
Key capabilities within Proofpoint Information Protection and Archiving include:

•
Advanced data loss prevention.  Our advanced data loss prevention solution identifies regulated private content, valuable corporate assets and confidential information before it leaves the organization via email, web-based applications, or our Secure Share solution. Pre-packaged smart identifiers and dictionaries automatically and accurately detect a wide range of regulated content such as social security numbers, health records, credit card numbers, and driver’s license numbers. In addition to regulated content, our machine learning technology can identify confidential, organization-specific content and assets. Once identified and classified, sensitive data can be blocked, encrypted and transmitted or re-routed internally based on content and identity-aware policies.

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

•
Policy-based encryption.  Automatically encrypts regulated and other sensitive data before it leaves an organization’s security perimeter without requiring cumbersome end-user key management. This enables authorized external recipients, whether or not they are our customers, to quickly and easily decrypt and view content from most devices.

•
Encrypted message portal. Organizations in regulated industries like financial services and healthcare frequently need to share highly confidential messages with outside parties. Proofpoint provides a “pull encryption” portal that enables these organizations to create branded portals that seamlessly integrate with their email systems to securely communicate with their customers, patients, or other third parties.

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

•
Secure cloud storage.  With our proprietary double blind encryption technology and the associated data storage architecture, all email messages, files and other content are encrypted with keys controlled by the customer before the data enters the Proofpoint Enterprise Archive. This ensures that even our employees and law-enforcement agencies cannot access a readable form of the customer data without authorized access by the customer to the encryption keys stored behind the customer’s firewall.

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

•
End-user supervision.  Leveraging our flexible workflow capabilities, Proofpoint Enterprise Archive analyzes all electronic communications, including email and communications from leading instant messaging and social networking sites, for potential violations of regulations, such as those imposed by Financial Industry Regulatory Authority (“FINRA”) and the SEC in the financial services industry.

Key benefits of Proofpoint Information Protection and Archiving include:

•
Regulatory compliance.  Data Loss Prevention and Encryption enable outbound messages to comply with national and state government and industry-specific privacy regulations, while Enterprise Archive helps organizations meet regulatory requirements by archiving all messages and content according to compliance retention policies and enabling staff to systematically review messages for compliance supervision. SaaS Protection extends the same compliance functionality to cloud applications like Office 365, Box, Salesforce, and G Suite.

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
The key features of the Digital Risk product family include:

•
Detecting Brand Fraud. Fraudsters imitate companies’ brands across digital channels to target customers with phishing scams, malware, phishing, and counterfeit products. Using a native cloud-based platform, customers can quickly find fraudulent social media accounts, web domains, and mobile apps that are affiliated with their brands.

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

Infrastructure
We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across thirteen data centers located in the United States, Canada, the Netherlands, France, and Germany.
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

•
Hybrid Deployment.  Our cloud architecture enables individual customers to deploy entirely in Proofpoint’s global data centers or in hybrid configurations with optional points of presence located behind the customer’s firewall. This deployment flexibility enables us to deliver security, compliance and performance tailored to the unique threat profile and operating environment of each customer.

•
High availability.  Our services employ a wide range of technologies including redundancy, geographic distribution, real-time data replication and end-to-end service monitoring to provide 24x7 system availability.

•
Network operations control.  We employ a team of skilled professionals who monitor, manage and maintain our global data center infrastructure and its interoperability with the distributed points of presence located behind our customers’ firewalls to ensure 24x7 operations.

Customers
As of December 31, 2017, we had customers of all sizes across a wide variety of industries. A number of our largest customers use our platform to protect more than a million users and handle over a billion messages per day. During the year ended December 31, 2017, one partner accounted for 12% of total revenue, although the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue in 2017. During the years ended December 31, 2016 and 2015, no individual customer accounted for more than 10% of total revenue. In each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers of over 90%.
We target large and mid-sized organizations across all major verticals including aerospace and defense, education, financial services, government, healthcare, manufacturing and retail. We have been particularly successful selling to the largest enterprises in the United States as ranked by Fortune Magazine. We have also had success penetrating the market leaders in a number of significant verticals including:

•	3 of the 5 largest U.S. retailers

•	4 of the 5 largest U.S. aerospace and defense contractors

•	5 of the 5 largest U.S. banks

•	3 of the 5 largest global pharmaceutical companies

•	3 of the 5 largest U.S. petroleum refining companies
Sales and Marketing
Sales
We primarily target large and mid-sized organizations across all industries. Our sales and marketing programs are organized by geographic regions, including Asia-Pacific, EMEA, Japan, North America, and South America, and we further segment and organize our sales force into teams that focus on large enterprises (4,000 employees and above), mid-sized organizations (1,000 - 4,000 employees) and existing customers. In addition, we create integrated sales and marketing programs targeting specific vertical-markets. This vertical-market approach enables us to provide a higher level of service and understanding of our customers’ unique needs, including the industry-specific business and regulatory requirements in industries such as healthcare, financial services, retail and education.
We sell through both direct and indirect channels, including technology and channel partners:

•
Direct sales and reseller channel.  We market and sell our solutions to large and mid-sized customers directly through our field and inside sales teams as well as indirectly through a hybrid model, where our sales organization actively assists our network of distributors and resellers. Our sales personnel are primarily located in North America, with additional personnel located in Asia-Pacific, EMEA, Japan and South America. Our reseller partners maintain relationships with their customers throughout the territories in which they operate, providing them with services and third-party solutions to help meet their evolving security requirements. As such, these partners act as a direct conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security centric resellers such as CDW, Optiv, and AT&T, as well as distributors such as Ingram Micro and Exclusive Networks.

•
Strategic relationships.  We also sell our solutions indirectly through key technology companies that offer our solutions in conjunction with one or more of their own products or services. These companies each have their own base of customers, and they distribute our products to augment their own branded products and solutions, sometimes under their own brand and sometimes under the Proofpoint brand. In addition, our Cloudmark division delivers email protection to many of the largest global internet service providers.

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
We offer free trials, competitive evaluations, and free security and compliance risk assessments to allow prospective customers to experience the quality of our solutions, to learn in detail about the features and functionality of our suite, and to quantify the potential benefits of our solutions.
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
Research and Development
We devote significant resources to improve and enhance our existing security solutions and maintain the effectiveness of our platform, monitoring the threat landscape in real-time and making constant adjustments to remain effective as the threat landscape shifts. We also work closely with our customers to gain valuable insights into their threat environments and security management practices to assist us in designing new solutions and features that extend the data protection, archiving and governance capabilities of our platform. Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to update and enhance our existing solutions. Leveraging our on-demand platform model, we can deploy real-time upgrades with no downtime.
Research and development expenses were $129.8 million, $98.5 million and $74.5 million for 2017, 2016 and 2015, respectively.
Competition
Our markets are highly competitive, fragmented and subject to rapid changes in technology. We compete primarily with companies that offer a broad array of data protection and governance solutions. Providers of data protection solutions generally have product offerings that include threat protection, virus protection, data loss prevention, flexible remediation, data encryption, and in some cases secure file transfer. Providers of archiving solutions generally have product offerings that provide data storage, search, policy enforcement, legal-hold management, and in some cases supervision.
Key competitors include:

•
Email and Advanced Threat Protection:  Cisco Systems, Inc. (through its acquisitions of IronPort, SourceFire, and ThreatGRID), Microsoft Corporation (through its acquisition of Frontbridge), FireEye, Inc., Symantec Corporation (through its acquisitions of Brightmail and MessageLabs), Mimecast and Google (through its acquisition of Postini).

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
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2017, we had 93 patents and 47 patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.
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
Employees
As of December 31, 2017, we had 2,047 employees. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense and we may not be successful in retaining our key employees or attracting skilled personnel.
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

Geographic Information
For financial reporting purposes, net revenue and long-lived assets attributable to significant geographic areas are presented in Note 11, “Segment Reporting”, to the consolidated financial statements, which is incorporated herein by reference.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Proofpoint and other companies that file materials with the SEC electronically. The public may also obtain these filings at the Securities and Exchange Commission (“SEC”)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. Copies of Proofpoint’s reports on Form 10-K, definitive Proxy Statements, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our Internet website, http://investors.proofpoint.com/financials.cfm, or by sending an electronic message by visiting the Contact Us section within the investor relations portion of our website.

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
We have incurred net losses in every year since our inception, including net losses of $84.3 million, $111.2 million and $98.7 million in 2017, 2016 and 2015, respectively. As a result, we had an accumulated deficit of $554.4 million as of December 31, 2017. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
Our quarterly operating results and other metrics are likely to vary significantly and be unpredictable, which could cause the trading price of our stock to decline.
Our operating results and other metrics have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

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
The threats facing our customers are constantly evolving and the techniques used by attackers to access or sabotage data change frequently. As a result, we must constantly update our solutions to respond to these threats. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach at one of our customers or even an unproven allegation of a security breach at one of our customers, could harm our reputation as a secure and trusted company and could cause the loss of customers. Similarly, if a well-publicized breach of data security at a customer of any other cloud‑based data protection or archiving service provider or other major enterprise cloud services provider were to occur, there could be a loss of confidence in the cloud‑based protection and storage of sensitive data and information generally.
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
Our customers rely on our archiving and other solutions to store their corporate data, which may include financial records, credit card information, business information, health information, other personally identifiable information or other sensitive personal information. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time-consuming and expensive litigation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. In addition, because of the large amount of data that we collect and manage, it is possible that hardware failures, human errors or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business would be harmed.
Our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages. Defending a suit based on any data loss or system disruption, regardless of its merit, could be costly and divert management’s attention.
Defects or vulnerabilities in our solutions could harm our reputation, reduce the sales of our solutions and expose us to liability for losses.
Because our solutions are complex, undetected errors, failures or bugs may occur, especially when solutions are first introduced or when new versions or updates are released, or when we introduce an acquired company’s products of services, despite our efforts to test those solutions and enhancements prior to release. This includes not only vulnerabilities that are specific to our solutions, but also vulnerabilities that impact the third party or open source software that we use or the hardware that we rely on for our solutions. We may not be able to correct defects, errors, vulnerabilities or failures promptly, or at all.
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
Because we provide security solutions, our software, website, hosted and internal systems may be subject to intentional disruption that could adversely impact our reputation and future sales.
We could be a target of attacks specifically designed to impede the performance of our solutions and harm our reputation. Similarly, experienced computer hackers may attempt to penetrate our network or other security or the security of our website or other hosted or internal systems and misappropriate proprietary information and/or cause interruptions of our services. Because the techniques used by such computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. If an actual or perceived breach of network security occurs as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, it could adversely affect the market perception of our solutions, and may expose us to the loss of information, litigation and possible liability. In addition, such a security breach could impair our ability to operate our business, including our ability to provide support services to our customers.
Our solutions may collect, filter and store customer data which may contain personal information, which raises privacy concerns and could result in us having liability or inhibit sales of our solutions.
Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and disclosure of personal information. Because many of the features of our solutions use, store, and report on customer data which may contain personal information from our customers, any inability to adequately address privacy concerns, or comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us, damage to our reputation, loss of sales, and harm to our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our solutions and reduce overall demand for them. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions. For example, in the United States regulations such as the Gramm‑Leach‑Bliley Act, which protects and restricts the use of consumer credit and financial information, and HIPAA which regulates the use and disclosure of personal health information, impose significant security and data protection requirements and obligations on businesses that may affect the use and adoption of our solutions. The European Union’s Data Protection Directive requires member states to impose restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.
In the past we have relied on the U.S.-European Union Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) as one of the means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and we self-certified under the EU-US Privacy Shield framework on October 5, 2016. However, it is possible that Privacy Shield may be challenged in EU courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. Additionally, the EU has enacted the new General Data Protection Regulation, which will take effect on May 25, 2018 and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. As this date draws nearer, we expect to see increased regulatory and customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws, national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.
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
Our traditional competitors include security‑focused software vendors, such as Symantec Corporation and Cisco Systems, Inc. (“Cisco”), which offer software products that directly compete with our solutions. In addition to competing with these vendors directly for sales to customers, we compete with them for the opportunity to have our solutions bundled with the product offerings of our strategic partners. Our competitors could gain market share from us if any of these partners replace our solutions with the products of our competitors or if these partners more actively promote our competitors’ products over our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their software with their own or other vendors’ software, or may limit our access to standard product interfaces and inhibit our ability to develop solutions for their platform.
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

•	immaturity of compliance regulations in other jurisdictions, which may lower demand for our solutions;

•	greater difficulty with payment collections and longer payment cycles;

•	higher employee costs and difficulty terminating non-performing employees;

•	differences in workplace cultures;

•	the need to adapt our solutions for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	uncertainties related to the United Kingdom’s withdrawal from the European Union;

•	adverse tax consequences;

•	restrictions on the transfer of funds;

•	anti-bribery compliance by us or our partners, including under the Foreign Corrupt Practices Act and similar laws of other jurisdictions; and

•	new and different sources of competition.
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
As our customer base grows, the number of users accessing our solutions over the Internet will correspondingly increase. Increased traffic could result in slow access speeds and response times. Since our customer agreements often include service availability commitments, slow speeds or our failure to accommodate increased traffic could result in breaches of our service level agreements or obligate us to issue service credits. In addition, the market for our solutions is characterized by rapid technological advances and changes in customer and regulatory requirements. In order to accommodate increased traffic and respond to technological advances and evolving customer and regulatory requirements, we expect that we will be required to make future investments in our network architecture. If we do not implement future upgrades to our network architecture cost-effectively, or if we experience prolonged delays or unforeseen difficulties in connection with upgrading our network architecture, our service quality may suffer and our operating results could be harmed.
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
We currently serve our customers from third‑party data center facilities and resources located in the United States, Canada and Europe. We also rely on bandwidth providers, Internet service providers, mobile networks and other third-party IT service providers to operate our business and to deliver our solutions. Any damage to, or failure of, the systems of our third‑party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Similarly, some of our solutions’ features run or depend on IT services run by third parties, such as data feeds or public clouds, and an extended failure of such services might materially and adversely impact our ability to provide our services to our customers. Furthermore, some of our sales and business operations, such as CRM and billing and invoicing depend in part on third-party IT service providers and if those services were to be unavailable for extended periods of time it might materially and adversely affect our ability to operate.
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
Our operations rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third‑party data centers were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate power supply during a major power outage. Such a power outage could result in a significant disruption of our business.
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
We have, and may further, expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, dilute our stockholders’ ownership interests and consume corporate resources that otherwise would be necessary to sustain and grow our business.
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
In addition, as of December 31, 2017, we had $393.3 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
Adverse macroeconomic conditions could negatively affect our customers, thereby impacting our business, operating results or financial condition. Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the information technology industry, resulting in reduced demand for our solutions as a result of continued constraints on IT-related capital spending by our customers and increased price competition for our solutions. Moreover, we target some of our solutions to the financial services industry and therefore if there is consolidation in that industry, or layoffs, or lack of funding for IT purchases, our business may suffer. If economic conditions deteriorate, our business, financial condition and operating results could be materially and adversely affected.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the NASDAQ Global Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
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
As of December 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2018 for federal and state purposes. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.
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
We have been incurring significant costs and devoting substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes‑Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the NASDAQ Global Market, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to result in significant legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.
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
In June 2015, we completed an offering of $230.0 million aggregate principal amount of 0.75% convertible senior notes due 2020 (the "0.75% Notes,"). As a result of this convertible notes offering, we incurred $230.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2020, or, upon the occurrence of a make-whole fundamental change (as defined in the indentures). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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
Conversion of our 0.75% Notes may affect the price of our common stock and the value of the 0.75% Notes.
The conversion of some or all of our 0.75% Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the 0.75% Notes will be able to convert them only upon the satisfaction of certain conditions prior to December 15, 2019. Upon conversion, holders of the 0.75% Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of the 0.75% Notes could adversely affect the trading price of our common stock and the value of the 0.75% Notes.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters, which includes our operations and research and development facilities, is located in Sunnyvale, California, and currently consists of 95,557 square feet of space under a lease that expires in 2020, with a five-year extension option, and 43,925 square feet space under a lease that expires in 2024, with a five-year extension option.
We lease additional U.S. offices in California, Utah, Texas, Indiana and Colorado. We also lease offices in Toronto, Canada; Paris France; Tokyo, Japan; Nurnberg, Germany, London and Reading, United Kingdom; Belfast, Ireland, Sydney, Australia; Taipei, Taiwan and Herzliya, Israel. We believe our facilities are adequate for our current needs and for the foreseeable future.
The following is a list of our locations and the primary functions.

Location	Primary function
Sunnyvale, California, U.S.	Research and development, sales, marketing and administration
San Francisco, California, U.S.	Research and development, sales, marketing and administration
Minuteman, Utah, U.S.	Research and development, sales, marketing and administration
Austin, Texas, U.S.	Research and development, marketing
Indianapolis, Indiana, U.S.	Research and development
Denver and Broomfield, Colorado	Research and development, sales and marketing
Herzliya, Israel	Research and development
Toronto, Canada	Research and development, sales, marketing and administration
United Kingdom	Research and development, sales and marketing
Paris, France	Sales
Tokyo, Japan	Sales
Nurnberg, Germany	Sales
Belfast, Ireland	Research and development, sales and marketing
Taipei, Taiwan	Research and development, sales, marketing and administration
Sydney, Australia	Sales and marketing
We operate thirteen data centers at third-party facilities throughout the world: eight in the United States, two in Canada, one in the Netherlands, one in France and one in Germany.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Our Common Stock
Our common stock is traded on the NASDAQ Global Market, under the symbol PFPT. The following table set forth, for the periods, indicated, the highest and lowest intraday sales price of our common shares as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2017
First Quarter	$84.36	$71.08
Second Quarter	$94.33	$70.30
Third Quarter	$97.00	$83.22
Fourth Quarter	$97.92	$82.60
Year Ended December 31, 2016
First Quarter	$65.28	$35.56
Second Quarter	$65.19	$46.58
Third Quarter	$80.68	$63.01
Fourth Quarter	$88.00	$68.04
Holders of our Common Shares
As of February 9, 2018, there were 38 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.
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
Unregistered Sales of Equity Securities
During the three months ended December 31, 2017, we issued an aggregate of 5,108,170 shares of our common stock to holders of our 1.25% Notes in connection with the conversion of $199.3 million aggregate principal amount of such 1.25% Notes submitted for conversion pursuant to their terms. These shares of common stock were issued on multiple dates in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. For additional information, refer to Note 8 “Convertible Senior Notes” to the accompanying consolidated financial statements in this report.
Use of Proceeds from Public Offering of Common Stock
There has been no material change in the use of proceeds from our initial public offering in April 2012.

Stock Performance Graph
The following graph shows a comparison of the five years ended December 31, 2017, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes an investment of $100 on December 31, 2012 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Proofpoint, Inc.	$100.00	$268.15	$389.89	$525.55	$571.14	$717.95
NASDAQ Composite - Total Returns	$100.00	$142.22	$164.00	$175.41	$190.97	$247.56
NASDAQ Computer Index	$100.00	$134.24	$161.77	$171.87	$192.96	$267.77
The above stock Performance Graph and related information shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Proofpoint, Inc. made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables present selected historical financial data for our business. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
We derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$503,257	$365,960	$257,329	$187,527	$132,062
Hardware and services	12,032	9,536	8,068	8,080	5,869
Total revenue	515,289	375,496	265,397	195,607	137,931
Cost of revenue:(1)
Subscription	125,832	94,716	71,746	53,136	35,468
Hardware and services	17,546	13,877	12,312	12,543	6,124
Total cost of revenue	143,378	108,593	84,058	65,679	41,592
Gross profit	371,911	266,903	181,339	129,928	96,339
Operating expense:(1)
Research and development	129,803	98,506	74,459	51,903	34,449
Sales and marketing	258,837	201,204	148,414	98,333	69,123
General and administrative	52,735	52,774	36,616	26,679	19,622
Total operating expense	441,375	352,484	259,489	176,915	123,194
Operating loss	(69,464)	(85,581)	(78,150)	(46,987)	(26,855)
Interest expense	(25,597)	(23,538)	(18,000)	(11,213)	(641)
Other income (expense), net	774	(1,103)	(1,927)	(2,230)	(215)
Loss before income taxes	(94,287)	(110,222)	(98,077)	(60,430)	(27,711)
Benefit from (provision for) income taxes	9,950	(986)	(635)	313	2,808
Net loss	$(84,337)	$(111,208)	$(98,712)	$(60,117)	$(24,903)
Net loss per share, basic and diluted	$(1.91)	$(2.66)	$(2.48)	$(1.61)	$(0.71)
Weighted average shares outstanding, basic and diluted	44,258	41,859	39,787	37,381	34,874
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$10,635	$7,427	$5,028	$2,404	$1,007
Cost of hardware and services revenue	$1,893	$1,494	$1,098	$604	$196
Research and development	$30,588	$24,342	$20,672	$10,204	$3,608
Sales and marketing	$33,962	$28,607	$21,511	$10,795	$4,270
General and administrative	$20,382	$16,826	$11,785	$6,997	$3,002
Amortization of intangible assets:
Cost of subscription revenue	$14,512	$9,423	$7,079	$4,157	$2,220
Research and development	$60	$60	$91	$93	$47
Sales and marketing	$3,934	$4,938	$5,074	$4,494	$1,743
General and administrative	$—	$—	$12	$46	$34

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$331,598	$396,751	$406,237	$214,986	$251,801
Deferred commissions, current and long-term	$32,955	$25,664	$22,802	$15,060	$10,938
Property and equipment, net	$73,617	$52,523	$34,501	$18,718	$11,221
Total assets	$974,813	$801,660	$705,616	$439,076	$401,211
Convertible senior notes	$197,858	$366,541	$345,699	$161,396	$152,642
Other debt, current and long-term	$89	$123	$155	$695	$2,350
Deferred revenue, current and long-term	$451,788	$312,181	$223,726	$162,675	$123,983
Total stockholders’ equity	$233,124	$44,923	$83,185	$71,533	$88,098
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements below. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Form 10-K. Except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Proofpoint is a leading next generation cybersecurity company that enables large and mid-sized organizations worldwide to protect the way their people work from advanced threats and compliance risks. Our security and compliance platform is comprised of an integrated suite of threat protection, information protection, and brand protection solutions, including email protection, advanced threat protection, email authentication, data loss prevention, SaaS application protection, response orchestration and automation, digital risk, web browser isolation, email encryption, archiving, eDiscovery, supervision, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies - including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments to address today’s rapidly changing threat and compliance landscape.
Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, instant messaging, social media, and other cloud-applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

•	protecting users from the advanced attacks that target them via email, social media and SaaS applications;

•	preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;

•	collecting, retaining, governing and discovering sensitive data for compliance and litigation support; and

•	enabling organizations to respond quickly to security issues, providing both the intelligence and the context to prioritize incidents and orchestrate remediation actions.
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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 38% for the year ended December 31, 2017 as compared to prior year. In terms of customer concentration, there was one partner who accounted for 12% of our total revenue in 2017, though that partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue in 2017. No individual customers or partners accounted for more than 10% of our total revenue in 2016 or 2015.
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
As part of our SaaS platform maintenance, we provide ongoing updates and enhancements to the platform services both in terms of the software as well as the underlying hardware and data center infrastructure. These updates and enhancements are provided to our customers at no additional charge as part of the subscription fees paid for the use of our platform. While more traditional products eventually become obsolete and require replacement, we are constantly updating and maintaining our cloud-based services and as such they operate with a continuous product life cycle. Much of this work is designed to both maintain and enhance the customers’ experience over time while also lowering our costs to deliver the service. Our SaaS platform is a shared infrastructure that is used by all of our customers. Accordingly, the costs of the platform are spread in a relatively uniform manner across the entire customer base and no specific infrastructure elements are directly attached to any particular customer. As such, in the event that a customer chooses not to renew its subscription, the underlying resources are reallocated either to new customers or to accommodate the expanding needs of our existing customers and, as a result, we do not believe that the loss of any particular customer has a meaningful impact on our gross profit as long as we continue to grow our customer base.
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
While the majority of our current and prospective customers run their email systems on premise, we believe that there is a trend for large and mid-sized enterprises to migrate these systems to the cloud. While our current revenue derived from customers using cloud-based email systems continues to grow as a percentage of our total revenue, many of these cloud-based email solutions offer some form of threat protection and governance services, potentially mitigating the need for customers to buy these capabilities from third parties such as our company. We believe that we can continue to provide security, archiving, governance, and discovery solutions that are differentiated from the services offered by cloud-based email providers, and as such our platform will continue to be viewed as valuable to enterprises once they have migrated their email services to the cloud, enabling us to continue to derive revenue from this new trend toward cloud-based email deployment models.
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
Sales and marketing is our largest expense and hence a significant contributing factor to our operating losses. We believe that our opportunity to improve our return on investment on sales and marketing costs relies primarily on our ongoing ability to cost-effectively renew our business with existing customers, thereby lowering our overall sales and marketing costs as a percentage of revenue, as the mix of revenue derived from this more profitable renewal activity increases over time. Therefore, we anticipate that our initial significant investments in sales and marketing activities will, over time, generate a larger base of more profitable customers. Cost of subscription revenue is also a significant expense for us, and we expect to continue to build on the improvements over the past years, such as in replacing third-party technology with our proprietary technology and improving the utilization of our fixed investments in equipment and infrastructure, in order to provide the opportunity for improved subscription gross margins over time. Although we plan to continue enhancing our solutions, we intend to lower our rate of investment in research and development as a percentage of revenue over time by deriving additional revenue from our existing platform of solutions rather than by adding entirely new categories of solutions. In addition, as personnel costs are one of the primary drivers of the increases in our operating expenses, we plan to reduce our historical rate of headcount growth over time.
Key Metrics
We regularly review a number of metrics, including the following key metrics presented in the table below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Many of these key metrics, such as non-GAAP gross margin, billings, and free cash flows, are non-GAAP measures. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total revenue	$515,289	$375,496	$265,397
Growth	37%	41%	36%
Gross margin percentage	72%	71%	68%
Non-GAAP gross margin	77%	76%	73%
Billings (non-GAAP)	$638,796	$462,751	$324,348
Growth	38%	43%	39%
Free cash flows (non-GAAP)	$106,728	$59,828	$20,677
Non-GAAP gross margin
We define non-GAAP gross margin as non-GAAP gross profit divided by GAAP revenue. We define non-GAAP gross profit as GAAP gross profit, adjusted to exclude stock-based compensation expense and the amortization of intangible assets associated with acquisitions. We consider this non-GAAP financial measure to be a useful metric for management and investors because it excludes the effect of stock-based compensation expense and the amortization of intangible assets associated with acquisitions so that our management and investors can compare our business operating results over multiple periods, and compare our financial results with other companies in its industry, many of which present similar non-GAAP financial measure. However, there are a number of limitations related to the use of non-GAAP gross margin versus gross margin calculated in accordance with GAAP. For example, stock-based compensation has been and will continue to be for the foreseeable future a significant recurring expense in our business. Stock-based compensation is an important part of our employees’ compensation and impacts their performance. In addition, the components of the costs that we exclude in our calculation of non-GAAP gross margin may differ from the components that our peer companies exclude when they report their non-GAAP results.  Management compensates for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP gross margin and evaluating non-GAAP gross margin together with gross margin calculated in accordance with GAAP.
The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
GAAP gross profit	$371,911	$266,903	$181,339
GAAP gross margin	72%	71%	68%
Plus:
Stock-based compensation expense	12,528	8,921	6,126
Amortization of intangible assets	14,512	9,423	7,079
Non-GAAP gross profit	$398,951	$285,247	$194,544
Non-GAAP gross margin	77%	76%	73%
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

The following table presents the reconciliation of total revenue to billings for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total revenue	$515,289	$375,496	$265,397
Deferred revenue
Ending	451,788	312,181	223,726
Beginning	312,181	223,726	162,675
Net change	139,607	88,455	61,051
Less: deferred revenue contributed by acquisitions	(16,100)	(1,200)	(2,100)
Billings	$638,796	$462,751	$324,348
Free cash flows
We define free cash flow as net cash provided by operating activities minus capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the acquisition of property and equipment, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. Analysis of free cash flow facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities as a means for evaluating our company is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period because it excludes cash used for capital expenditures during the period. Management compensates for this limitation by providing information about our capital expenditures on the face of the cash flow statement and in the “Liquidity and Capital Resources” section below.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
GAAP cash flows provided by operating activities:	$153,686	$94,235	$46,504
Less:
Purchase of property and equipment	(46,958)	(34,407)	(25,827)
Non-GAAP free cash flows	$106,728	$59,828	$20,677
Net cash used in investing activities	$(190,427)	$(89,192)	$(102,789)
Net cash (used in) provided by financing activities	$(23,212)	$(5,238)	$223,188
Components of Our Results of Operations
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard contains a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods and services. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period and remaining performance obligations.
We will adopt ASC 606 effective January 1, 2018 using the full retrospective transition method. While we are finalizing the impact, this standard has on our consolidated financial statements and related disclosures, we expect the new standard to mostly change i) the timing of revenue recognition for contracts related to certain on-premise offerings, in which we grant customers the right to deploy our subscription software on the customer's own servers. For these contracts, we will be required to recognize as revenue a significant portion of the contract price upon delivery of the software compared to the current practice of recognizing the entire contract price ratably over a subscription period; ii) the timing of revenue recognition in instances when all revenue recognition criteria were not met until after the start date of the subscription.

Previously these amounts were recognized prospectively over the remaining contract term, while under ASC 606, we will be required to recognize revenue on a cumulative catch-up basis for amounts earned up to the time all revenue recognition criteria have been met. The expected impact, upon adoption of ASC 606, is that reported revenue will increase by $4 to $5 million in 2017 and by $2 to $3 million in 2016.
We also expect that certain contract acquisition costs such as sales commissions, will be amortized over an expected benefit period that is longer than our current policy of amortizing the deferred amounts over the specific revenue contract term for the associated contract. The expected impact, upon adoption of ASC 606 is that reported sales and marketing expense will decrease by $7 to $9 million in 2017 and by $9 to $11 million in 2016. Finally, due to the adoption of ASC 606, we expect our accumulated deficit as of January 1, 2016 to decrease by $35 to $38 million.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. Our headcount has increased from 449 employees as of December 31, 2012 to 2,047 employees as of December 31, 2017. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.
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
Benefit from (Provision for) Income Taxes
For 2013 and prior years, the benefit from (provision for) income taxes was related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we have not historically recorded a provision for federal income taxes. However, in the years ended December 31, 2016 and 2015, we recognized $0.4 million and $0.1 million, respectively, of deferred tax expense in the U.S. related to amortization of tax goodwill on business acquisitions. For the year ended December 31, 2017, we recognized $0.2 million of deferred tax benefit in the U.S. related to amortization of tax goodwill on business acquisitions and $12.3 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from Cloudmark, Inc. and WebLife Balance, Inc. business acquisitions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.  Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations
The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue:
Subscription	$503,257	$365,960	$257,329
Hardware and services	12,032	9,536	8,068
Total revenue	515,289	375,496	265,397
Cost of revenue:(1)
Subscription	125,832	94,716	71,746
Hardware and services	17,546	13,877	12,312
Total cost of revenue	143,378	108,593	84,058
Gross profit	371,911	266,903	181,339
Operating expense:(1)
Research and development	129,803	98,506	74,459
Sales and marketing	258,837	201,204	148,414
General and administrative	52,735	52,774	36,616
Total operating expense	441,375	352,484	259,489
Operating loss	(69,464)	(85,581)	(78,150)
Interest expense	(25,597)	(23,538)	(18,000)
Other income (expense), net	774	(1,103)	(1,927)
Loss before income taxes	(94,287)	(110,222)	(98,077)
Benefit from (provision for) income taxes	9,950	(986)	(635)
Net loss	$(84,337)	$(111,208)	$(98,712)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	98%	97%	97%
Hardware and services	2	3	3
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	25	25	27
Hardware and services	3	4	5
Total cost of revenue	28	29	32
Gross profit	72	71	68
Operating expense:(1)
Research and development	25	26	28
Sales and marketing	50	54	56
General and administrative	10	14	14
Total operating expense	85	94	98
Operating loss	(13)	(23)	(30)
Interest expense	(5)	(6)	(7)
Other income (expense), net	—	(1)	—
Loss before income taxes	(18)	(30)	(37)
Benefit from (provision for) income taxes	2	—	—
Net loss	(16)%	(30)%	(37)%
_______________________________________________________________________________

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$10,635	$7,427	$5,028
Cost of hardware and services revenue	$1,893	$1,494	$1,098
Research and development	$30,588	$24,342	$20,672
Sales and marketing	$33,962	$28,607	$21,511
General and administrative	$20,382	$16,826	$11,785
Amortization of intangible assets:
Cost of subscription revenue	$14,512	$9,423	$7,079
Research and development	$60	$60	$91
Sales and marketing	$3,934	$4,938	$5,074
General and administrative	$—	$—	$12

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Subscription	$503,257	$365,960	$137,297	38%	$365,960	$257,329	$108,631	42%
Hardware and services	12,032	9,536	2,496	26%	9,536	8,068	1,468	18%
Total revenue	$515,289	$375,496	$139,793	37%	$375,496	$265,397	$110,099	41%
Subscription revenue increased $137.3 million and $108.6 million, or 38% and 42%, respectively, for 2017 and 2016. These increases were primarily due to a $113.5 million and $92.9 million increase in revenue from the United States and, to a lesser extent, a $23.8 million and $15.7 million increase from international customers for 2017 and 2016, respectively.
The increase in subscription revenue for 2017 and 2016 was due to the ongoing robust demand for our advanced threat solutions, increase in add-on activity and renewal rate being higher than 90%. Additionally, the revenue recognized from acquired deferred revenue related to the acquisitions we made was $3.2 million, $2.7 million and $4.7 million in 2017, 2016 and 2015, respectively. The change in subscription revenue due to pricing was not significant for either period.
Hardware and services revenue for 2017 increased $2.5 million or 26%, as compared to 2016, primarily due to $1.9 million increase in professional service revenue due to an increase in configuration and installation service revenue, and a $0.6 million increase in hardware revenue due to more units sold. The increase in hardware and services revenue in 2016 as compared to 2015 was $1.5 million, or 18%, primarily due to higher revenue from professional services related to the archiving solutions.
Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Subscription	$125,832	$94,716	$31,116	33%	$94,716	$71,746	$22,970	32%
Hardware and services	17,546	13,877	3,669	26%	13,877	12,312	1,565	13%
Total cost of revenue	$143,378	$108,593	$34,785	32%	$108,593	$84,058	$24,535	29%
Cost of subscription revenue increased $31.1 million, or 33%, in 2017 as compared to 2016, and $23.0 million, or 32%, in 2016 as compared to 2015. The increases were primarily due to increases in operations-related expense of $21.1 million and $13.6 million, respectively, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and amortization of intangible assets expense of developed technology from the acquisitions. Additionally, support-related expenses increased $8.4 million and $6.5 million, respectively, primarily due to higher headcount and consulting costs. Data center costs increased $1.8 million and $2.9 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.
Cost of hardware and services revenue for 2017 and 2016 increased $3.7 million and $1.6 million, or 26% and 13%, respectively, as compared to the year before, primarily due to an increase in professional service costs as our headcount increased. The change in hardware and services cost was not material in either period.

Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Research and development	$129,803	$98,506	$31,297	32%	$98,506	$74,459	$24,047	32%
Percent of total revenue	25%	26%			26%	28%
Research and development expenses increased $31.3 million and $24.0 million, or 32% and 32%, for 2017 and 2016, respectively. The increases were primarily due to increases in personnel-related costs of $25.3 million and $18.7 million for 2017 and 2016, respectively, from higher headcount, including those from the integration of the acquisitions in 2017 and 2016. Additionally, corporate expense increased $5.8 million and $2.7 million for 2017 and 2016, respectively, primarily due to higher costs from expanded operations, higher allocated costs from facilities, human resources and IT-related expense as we grew year-over-year, and increased consulting costs of $2.8 million in 2016 as compared to 2015, as we grew rapidly in both years.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Sales and marketing	$258,837	$201,204	$57,633	29%	$201,204	$148,414	$52,790	36%
Percent of total revenue	50%	54%			54%	56%
Sales and marketing expenses increased $57.6 million and $52.8 million, or 29% and 36%, for 2017 and 2016, respectively. The increase in headcount on a worldwide basis and increase in revenue resulted in increased personnel-related and commissions costs of $45.7 million and $45.8 million, for 2017 and 2016, respectively. Travel expenses increased $3.8 million in 2017 and $1.1 million in 2016. Corporate and facilities expenses increased $4.5 million in 2017 and $3.3 million in 2016 due to costs related to our acquisitions and higher allocated costs as the company expanded. Marketing expenses related to lead generation, trade shows, advertising and other initiatives increased $4.1 million in 2017 and $2.3 million in 2016.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
General and administrative	$52,735	$52,774	$(39)	—%	$52,774	$36,616	$16,158	44%
Percent of total revenue	10%	14%			14%	14%
The change in general and administrative expenses in 2017 was not material as compared to 2016. General and administrative expenses increased $16.2 million, or 44%, in 2016 as compared to 2015. Personnel-related costs increased $9.2 million and $7.5 million for 2017 and 2016, respectively, to support our continued growth as a public company and business acquisitions in 2017 and 2016. Legal expense decreased $12.9 million in 2017, and increased $8.4 million in 2016, primarily due to the timing of litigation and settlement costs related to the lawsuit and settlement with Finjan, Inc. On June 3, 2016, we executed a Confidential Patent License, Settlement and Release Agreement with Finjan, Inc. The change in fair value of acquisition-related contingent consideration liability and acquisition-related expenses decreased general and administrative expense by $0.9 million and $0.8 million for 2017, respectively, the decreases were offset by a $3.5 million increase in outside consulting and audit costs primarily due to the impending adoption of a new revenue recognition standard and implementation of a new ERP system, and a $1.3 million increase in corporate and facilities expenses.

Interest Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Interest expense	$(25,597)	$(23,538)	$(2,059)	(9)%	$(23,538)	$(18,000)	$(5,538)	(31)%
Total net interest expense increased $2.1 million in 2017, primarily due to a $2.7 million loss on conversion of convertible notes in 2017 (see Note 8 “Convertible Senior Notes” to the Consolidated Financial Statements), and a $0.9 million increase in amortization of debt issuance costs and accretion of debt discount, partially offset by a $1.4 million increase in interest income from short-term investments and cash balances.
Total net interest expense increased $5.5 million in 2016, primarily due to higher interest expense related to the issuance of the convertible senior notes in June 2015 and December 2013 and the associated interest expense, accretion of the debt discount and debt issuance costs.
Other Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Other income (expense), net	$774	$(1,103)	$1,877	170%	$(1,103)	$(1,927)	$824	(43)%
The changes in other income (expense), net for 2017 and 2016 were primarily due to U.S. Dollar translation rate changes against other currencies, in particular the Euro, the Japanese Yen, the British Pound and the Canadian Dollar.
Benefit From (Provision For) Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Benefit from (provision for) income taxes	$9,950	$(986)	$10,936	(1,109)%	$(986)	$(635)	$(351)	55%
Total benefit from income taxes increased $10.9 million in 2017 as compared to 2016. The increase was primarily due to $12.3 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the businesses acquired in 2017 and $2.0 million deferred tax benefit related to the 2017 Tax Cuts and Jobs Act (the “Tax Act”), offset by a $2.0 million increase in foreign tax expense due to an increase in spending in certain foreign subsidiaries who operate on a cost-plus basis. Total provision for income taxes increased $0.4 million in 2016 as compared to 2015. The increase is primarily due to an increase in U.S. deferred tax liabilities on goodwill related to certain taxable business acquisitions.
Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2017. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$142,366	$131,038	$118,928	$110,925	$104,082	$97,163	$87,318	$77,397
Hardware and services	3,032	3,274	3,401	2,325	2,723	2,621	2,586	1,606
Total revenue	145,398	134,312	122,329	113,250	106,805	99,784	89,904	79,003
Cost of revenue:(1)
Subscription	35,937	31,211	30,363	28,321	25,849	23,987	23,198	21,682
Hardware and services	4,561	4,800	4,130	4,055	3,982	3,293	3,460	3,142
Total cost of revenue	40,498	36,011	34,493	32,376	29,831	27,280	26,658	24,824
Gross profit	104,900	98,301	87,836	80,874	76,974	72,504	63,246	54,179
Operating expense:(1)
Research and development	35,414	32,477	32,306	29,606	27,772	24,493	23,588	22,653
Sales and marketing	69,133	68,518	62,454	58,732	54,550	51,467	48,664	46,523
General and administrative	16,512	13,388	12,348	10,487	10,778	8,393	22,999	10,604
Total operating expense	121,059	114,383	107,108	98,825	93,100	84,353	95,251	79,780
Operating loss	(16,159)	(16,082)	(19,272)	(17,951)	(16,126)	(11,849)	(32,005)	(25,601)
Interest expense	(8,050)	(5,733)	(5,848)	(5,966)	(6,009)	(5,920)	(5,809)	(5,800)
Other (expense) income, net	(110)	829	184	(129)	(575)	(228)	(302)	2
Loss before income taxes	(24,319)	(20,986)	(24,936)	(24,046)	(22,710)	(17,997)	(38,116)	(31,399)
Benefit from (provision for) income taxes	13,360	(977)	(999)	(1,434)	(174)	(370)	(185)	(257)
Net loss	$(10,959)	$(21,963)	$(25,935)	$(25,480)	$(22,884)	$(18,367)	$(38,301)	$(31,656)
Net loss per share, basic and diluted	$(0.24)	$(0.49)	$(0.59)	$(0.59)	$(0.54)	$(0.44)	$(0.92)	$(0.77)
Weighted average shares outstanding, basic and diluted	45,424	44,418	43,890	43,230	42,616	42,109	41,605	41,093
_______________________________________________________________________________

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$2,520	$2,876	$2,863	$2,376	$1,988	$2,080	$1,721	$1,638
Cost of hardware and services revenue	492	493	469	439	374	375	392	353
Research and development	7,991	7,803	7,744	7,050	6,844	6,019	5,877	5,602
Sales and marketing	8,892	8,943	8,230	7,897	7,897	7,174	6,718	6,818
General and administrative	5,350	5,222	5,198	4,612	4,439	4,315	4,000	4,072
Total stock based compensation expenses	$25,245	$25,337	$24,504	$22,374	$21,542	$19,963	$18,708	$18,483
Amortization of intangible assets:
Cost of subscription revenue	$4,945	$3,190	$3,189	$3,188	$2,965	$2,223	$2,118	$2,117
Research and development	15	15	15	15	15	15	15	15
Sales and marketing	1,143	875	949	967	1,000	1,429	1,236	1,273
Total amortization of intangible assets	$6,103	$4,080	$4,153	$4,170	$3,980	$3,667	$3,369	$3,405

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Consolidated Statements of Operations Data:
Revenue:
Subscription	98%	98%	97%	98%	97%	97%	97%	98%
Hardware and services	2	2	3	2	3	3	3	2
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	25	23	25	25	24	24	26	27
Hardware and services	3	4	3	4	4	3	4	4
Total cost of revenue	28	27	28	29	28	27	30	31
Gross profit	72	73	72	71	72	73	70	69
Operating expense:
Research and development	24	24	27	26	26	25	26	29
Sales and marketing	48	51	51	52	51	52	54	59
General and administrative	11	10	10	9	10	8	26	13
Total operating expense	83	85	88	87	87	85	106	101
Operating loss	(11)	(12)	(16)	(16)	(15)	(12)	(36)	(32)
Interest expense	(6)	(4)	(5)	(5)	(6)	(6)	(7)	(8)
Other (expense) income, net	—	1	—	—	—	—	—	—
Loss before income taxes	(17)	(15)	(21)	(21)	(21)	(18)	(43)	(40)
Benefit from (provision for) income taxes	9	(1)	—	(1)	—	—	—	—
Net loss	(8)%	(16)%	(21)%	(22)%	(21)%	(18)%	(43)%	(40)%

Liquidity and Capital Resources
As of December 31, 2017, we had $286.1 million in cash and cash equivalents and $45.5 million in short-term investments, for a total of $331.6 million. Also refer to Note 8 “Convertible Senior Notes” to the consolidated financial statements for discussion of the Notes.
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
As of December 31, 2017, the amount of cash and cash equivalents held by our foreign subsidiaries was $17.6 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.5 million. We have not recorded a liability for these taxes, as it is our intention that the majority of these funds are indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

Due to negative earnings and profits in our foreign subsidiaries, we have not recorded a provisional tax liability relating to the one-time mandatory transition tax imposed by the Tax Act on our accumulated foreign earnings. As the Tax Act also eliminates U.S. taxes on foreign subsidiary distributions, future earnings in foreign jurisdictions will be available for distribution to the U.S. without incremental U.S. taxes.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$153,686	$94,235	$46,504
Net cash used in investing activities	$(190,427)	$(89,192)	$(102,789)
Net cash (used in) provided by financing activities	$(23,212)	$(5,238)	$223,188
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
Net cash provided by operating activities was $153.7 million in 2017 as compared to $94.2 million in 2016. The increase of $59.5 million was primarily due to:

•	A $26.9 million decrease in net loss;

•	An increase in amortization of intangible assets of $4.1 million due to acquired businesses, and an increase in depreciation of fixed assets of $6.5 million due to an increase in capital expenditures;

•	Stock-based compensation expense increased $18.8 million due to the increase in headcount and grants made;

•	Amortization of deferred commissions increased $3.7 million due to an increase in revenue;

•	Loss on conversion of convertible notes increased $2.7 million due to their conversion in 2017 (see Note 8 “Convertible Senior Notes” to the Consolidated Financial Statements);

•	An increase in accrued liabilities change of $7.5 million due to the timing of compensation and other payments;

•	An increase in deferred revenue change of $36.3 million due to higher billings;

•
The increase was offset by a deferred income tax expense change of $16.1 million primarily related to a $12.3 million decrease in valuation allowance due to the business acquisitions made in 2017 and $2.0 million benefit due to the U.S. 2017 Tax Cuts and Job Act, an increase in accounts receivable change of $14.8 million, an increase in deferred commissions change of $8.1 million due to higher billings, and a $5.9 million decrease in accounts payable change due to the timing of the payments.

Net cash provided by operating activities was $94.2 million in 2016 as compared to $46.5 million in 2015. The increase of $47.7 million was primarily due to:

•
An increase in amortization of intangible assets of $2.2 million due to the acquired businesses, and an increase in depreciation of fixed assets of $4.5 million due to the increase in capital expenditure;

•	Stock-based compensation expense increased $18.6 million due to the increase in headcount and valuation of grants made;

•	Amortization of debt issuance costs and accretion of debt discount increased $5.9 million due to the issuance of our convertible notes in June 2015;

•	Amortization of deferred commissions increased $11.2 million due to an increase in revenue;

•	An increase in accounts payable change of $1.8 million due to the timing of the payments;

•	An increase in deferred revenue change of $28.3 million due to higher billings;

•	An increase in accrued liabilities change of $2.0 million due to the timing of compensation and other payments;

•	The increase was offset by a net loss increase of $12.5 million, an increase in accounts receivable change of $5.7 million, and an increase in capitalized commissions of $6.4 million.
Net Cash Flows Used in Investing Activities
Our primary investing activities consisted of acquisitions of businesses, capital expenditures in support of expanding our infrastructure and workforce and the purchase and sale of short-term investments. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. We may also target other companies for acquisition.
Net cash used in investing activities was $190.4 million in 2017 as compared to $89.2 million in 2016. The increase in cash used of $101.2 million was due to an increase in business acquisition cost of $101.2 million, a $20.8 million decrease in maturities of short-term investments, an increase in capital expenditures of $12.6 million for infrastructure expansion and daily operations, offset by $17.9 million decrease in payments for short-term investments, $9.6 million paid to escrow account due to the Return Path acquisition in 2016, and by an increase in receipts from escrow account of $5.8 million.
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
Net Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $23.2 million in 2017 as compared to $5.2 million in 2016. The increase in cash used of $18.0 million was primarily due to a $17.2 million increase in withholding taxes paid related to restricted stock unit net share settlement, a $6.1 million increase in contingent consideration payment, partially offset by a $3.9 million increase in proceeds from common stock issuance related to employee stock plans, and $1.4 million paid in 2016 to release an indemnification holdback liability incurred in connection with the Abaca Technology Corporation acquisition in July 2013.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payment Due by Period
	Total (5)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Convertible senior notes(1)	$230,000	$—	$230,000	$—	$—
Interest payments(2)	4,321	1,730	2,591	—	—
Capital and operating lease obligations(3)	57,895	18,019	23,341	9,843	6,692
Purchase obligations(4)	35,861	18,444	17,417	—	—
Total	$328,077	$38,193	$273,349	$9,843	$6,692
_______________________________________________________________________________

(1)	Represents the 0.75% convertible senior notes issued in June 2015. See Note 8, “Convertible Senior Notes” for further information.

(2)	Represents interest payments on capital lease, and the 0.75% senior convertible notes.

(3)	Consists of capital leases and contractual obligations under operating leases for office space and data centers.

(4)	Consists of minimum purchase commitment of products and services. Obligations under contracts that we can cancel without a significant penalty were not included in the table above.

(5)
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $4.7 million of such non-current liabilities included in Other long-term liabilities recorded on our consolidated balance sheet as of December 31, 2017.

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
Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 “The Company and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in this report. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

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
Our arrangements typically include subscription services to our security-as-a-service platform. These hosted on demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Certain arrangements also include the sale of hardware appliances. Revenue from hardware appliances containing software components and hardware components that function together to deliver the hardware appliance’s essential functionality is excluded from the scope of the industry specific revenue recognition guidance. We recognize revenue from our hosted on demand services in accordance with general revenue recognition accounting guidance. Only revenue derived from the licensing of the software is recognized in accordance with the industry specific revenue guidance.
When a sales arrangement contains multiple elements, such as hardware appliances, subscription services, customer support services, and/or professional services, we allocate revenue to each element based on a selling price hierarchy. In multiple element arrangements, revenue is allocated to each separate unit of accounting using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price. If VSOE does not exist, we use third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price (“BESP”) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. We determine BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. We estimate the selling price for our subscription solutions by considering internal factors such as historical pricing practices and we estimate the selling price of our hardware and other services using a combination of our historical costs paired with external measurements regarding the pricing of similar products and services in similar industries.
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
We assess collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2017, we have not experienced any material credit losses.
Deferred Commissions
Deferred commissions are the direct and incremental selling costs that are associated with our customer contracts and consist of sales commissions paid to our direct sales force and referral fees paid to independent third-parties. The commissions are amortized to sales and marketing expense over the non-cancelable terms of the related contracts with our customers. The commissions payments, which are paid in full the month after the customer’s service commences, are a direct and incremental cost of the revenue arrangements. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable contract. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the related revenue is recognized.
Stock-Based Compensation Expense
We use the Black-Scholes option valuation model to estimate the fair value of stock options and ESPP shares. This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the expected term of the award.
Starting January 1, 2016, the expected volatility of our common stock is based on the Company’s historical volatility. Prior to January 1, 2016, the common stock price volatility was determined based on the historical average volatilities of the common stock of a group of publicly-traded peer companies that operated in a similar industry as the Company did not have sufficient trading history for its common stock.
The expected life of options granted has been determined utilizing the “simplified” method as permitted by the SEC. The risk-free interest rate is based on a daily treasury yield curve rate whose term is consistent with the expected life of the stock options. We have not, historically, paid and, in the future, do not anticipate paying cash dividends on our shares of common stock and therefore, the expected dividend yield is assumed to be zero.
During the year ended December 31, 2017, the Company adopted Accounting Standards Update 2016-09 and elected to account for forfeitures as they occur. Refer to Accounting Pronouncements Adopted in 2017 in Note 2 “The Company and Summary of Significant Accounting Policies” to the consolidated financial statements for changes in the accounting for stock-based compensation expense.
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
Income Taxes
We determine our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the fourth quarters of the subsequent year for U.S. federal and state provisions, respectively. We have placed a full valuation allowance on all net U.S. deferred tax assets because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Any decision to reverse part or all of the valuation allowance would be based on our estimate of future profitability. If our estimate were to be wrong, we could be required to charge potentially significant amounts to income tax expense to establish a new valuation allowance.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of December 31, 2017, we had cash, cash equivalents, and short-term investments of $331.6 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
As of December 31, 2017, we had an outstanding balance of $230.0 million aggregate principal amount of the Notes (see Note 8 “Convertible Senior Notes” to our Consolidated Financial Statements). We carry the Notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying Consolidated Balance Sheets. Since these Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates as interest rate changes when the market price of our common stock fluctuates.
Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction gains (losses) included in determining net loss were $0.6 million, $(0.9) million and $(1.7) million for 2017, 2016 and 2015, respectively. Transaction gains and losses are included in other expense, net.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing in Item 15 of this Annual Report on Form 10-K, and in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on their evaluation, as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 excluded Cloudmark, Inc., which was acquired by Proofpoint on November 21, 2017. Excluded assets of Cloudmark, Inc. as of December 31, 2017 represent approximately 1.5% of our total consolidated assets, and Cloudmark Inc.’s revenues for the period from November 21, 2017 through December 31, 2017 represent approximately 1% of our total consolidated revenues.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in Internal Control
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be set forth in the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated into this report by reference.
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
(3) Exhibits
The information required by this Item is set forth in the Exhibits Index that precedes the signature page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Proofpoint, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2017.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Cloudmark, Inc. from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Cloudmark, Inc. from our audit of internal control over financial reporting. Cloudmark, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1.5% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 23, 2018

We have served as the Company’s auditor since 2008, which includes periods before the Company became subject to SEC reporting requirements.

Proofpoint, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	At December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$286,072	$345,426
Short-term investments	45,526	51,325
Accounts receivable, net	109,325	72,951
Inventory	730	598
Deferred product costs	1,541	1,829
Deferred commissions	27,144	21,168
Prepaid expenses and other current assets	18,669	17,498
Total current assets	489,007	510,795
Property and equipment, net	73,617	52,523
Deferred product costs	259	310
Goodwill	297,704	167,270
Intangible assets, net	95,602	61,708
Long-term deferred commissions	5,811	4,496
Other assets	12,813	4,558
Total assets	$974,813	$801,660
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,271	$15,297
Accrued liabilities	63,926	50,765
Capital lease obligations	34	32
Deferred rent	586	409
Deferred revenue	381,915	259,109
Total current liabilities	458,732	325,612
Convertible senior notes	197,858	366,541
Long-term capital lease obligations	55	91
Long-term deferred rent	4,102	2,413
Other long-term liabilities	11,069	9,008
Long-term deferred revenue	69,873	53,072
Total liabilities	741,689	756,737
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 50,325 and 43,015 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	787,572	514,034
Accumulated other comprehensive loss	(9)	(7)
Accumulated deficit	(554,444)	(469,108)
Total stockholders’ equity	233,124	44,923
Total liabilities and stockholders’ equity	$974,813	$801,660

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	$503,257	$365,960	$257,329
Hardware and services	12,032	9,536	8,068
Total revenue	515,289	375,496	265,397
Cost of revenue:(1)(2)
Subscription	125,832	94,716	71,746
Hardware and services	17,546	13,877	12,312
Total cost of revenue	143,378	108,593	84,058
Gross profit	371,911	266,903	181,339
Operating expense:(1)(2)
Research and development	129,803	98,506	74,459
Sales and marketing	258,837	201,204	148,414
General and administrative	52,735	52,774	36,616
Total operating expense	441,375	352,484	259,489
Operating loss	(69,464)	(85,581)	(78,150)
Interest expense	(25,597)	(23,538)	(18,000)
Other income (expense), net	774	(1,103)	(1,927)
Loss before income taxes	(94,287)	(110,222)	(98,077)
Benefit from (provision for) income taxes	9,950	(986)	(635)
Net loss	$(84,337)	$(111,208)	$(98,712)
Net loss per share, basic and diluted	$(1.91)	$(2.66)	$(2.48)
Weighted average shares outstanding, basic and diluted	44,258	41,859	39,787

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$10,635	$7,427	$5,028
Cost of hardware and services revenue	$1,893	$1,494	$1,098
Research and development	$30,588	$24,342	$20,672
Sales and marketing	$33,962	$28,607	$21,511
General and administrative	$20,382	$16,826	$11,785
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$14,512	$9,423	$7,079
Research and development	$60	$60	$91
Sales and marketing	$3,934	$4,938	$5,074
General and administrative	$—	$—	$12

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(84,337)	$(111,208)	$(98,712)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments, net	(2)	16	4
Comprehensive loss	$(84,339)	$(111,192)	$(98,708)

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2014	38,665	$4	$330,744	$(27)	$(259,188)	$71,533
Net loss	—	—	—	—	(98,712)	(98,712)
Unrealized gain on short-term investments	—	—	—	4	—	4
Embedded conversion feature on Convertible Senior Notes	—	—	54,049	—	—	54,049
Stock-based compensation expense	—	—	54,418	—	—	54,418
Common stock issued	2,486	—	20,292	—	—	20,292
Tax withholding upon vesting of restricted stock awards	(311)	—	(18,400)	—	—	(18,400)
Vesting of early exercise options	—	—	1	—	—	1
Balances at December 31, 2015	40,840	4	441,104	(23)	(357,900)	83,185
Net loss	—	—	—	—	(111,208)	(111,208)
Unrealized gain on short-term investments	—	—	—	16	—	16
Stock-based compensation expense	—	—	70,560	—	—	70,560
Acquisition of FireLayers, Ltd. (Note 2)	111	—	176	—	—	176
Common stock issued	2,474	—	27,799	—	—	27,799
Tax withholding upon vesting of restricted stock awards	(410)	—	(25,605)	—	—	(25,605)
Balances at December 31, 2016	43,015	4	514,034	(7)	(469,108)	44,923
Cumulative effect adjustment from adoption of new accounting pronouncement (Note 1)	—	—	999	—	(999)	—
Net loss	—	—	—	—	(84,337)	(84,337)
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Conversion of convertible senior notes to common stock (Note 8)	5,159	1	193,153	—	—	193,154
Stock-based compensation expense		—	88,449	—	—	88,449
Acquisition of businesses (Note 2)	—	—	424	—	—	424
Common stock issued	2,672	—	34,024	—	—	34,024
Tax withholding upon vesting of restricted stock awards	(521)	—	(43,511)	—	—	(43,511)
Balances at December 31, 2017	50,325	$5	$787,572	$(9)	$(554,444)	$233,124

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(84,337)	$(111,208)	$(98,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,098	31,552	24,900
Stock-based compensation	97,460	78,696	60,094
Change in fair value of contingent consideration	(1,533)	(669)	—
Amortization of debt issuance costs and accretion of debt discount	21,789	20,842	14,933
Amortization of deferred commissions	36,865	33,147	21,899
Loss on conversion of convertible notes	2,696	—	—
Deferred income taxes	(15,953)	119	67
Other	(348)	1,170	2,364
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(33,538)	(18,737)	(13,042)
Inventory	(132)	(113)	14
Deferred product costs	338	402	(388)
Deferred commissions	(44,157)	(36,009)	(29,641)
Prepaid expenses	(1,663)	(2,660)	(1,829)
Other current assets	(139)	(1,472)	104
Long-term assets	(3,429)	959	47
Accounts payable	(1,648)	4,271	2,460
Accrued liabilities	13,943	6,398	4,448
Deferred rent	1,867	292	(165)
Deferred revenue	123,507	87,255	58,951
Net cash provided by operating activities	153,686	94,235	46,504
Cash flows from investing activities
Proceeds from maturities of short-term investments	102,556	123,405	39,056
Purchase of short-term investments	(96,741)	(114,686)	(64,537)
Purchase of property and equipment	(46,958)	(34,407)	(25,827)
Payments to escrow account	—	(9,645)	—
Receipts from escrow account	6,066	260	—
Acquisitions of business, net of cash and restricted cash acquired	(155,350)	(54,119)	(51,481)
Net cash used in investing activities	(190,427)	(89,192)	(102,789)
Cash flows from financing activities
Proceeds from issuance of common stock	25,725	21,779	18,583
Withholding taxes related to restricted stock net share settlement	(42,823)	(25,588)	(18,108)
Proceeds from issuance of convertible senior notes, net of discount	—	—	223,790
Payments of debt issuance costs	—	—	(371)
Repayments of equipment loans and capital lease obligations	(34)	(32)	(706)
Repayment of convertible notes	(14)	—	—
Holdback payments for prior acquisitions	—	(1,397)	—
Contingent consideration payment	(6,066)	—	—
Net cash (used in) provided by financing activities	(23,212)	(5,238)	223,188
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,076	(545)	(963)
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,877)	(740)	165,940
Cash, cash equivalents, and restricted cash
Beginning of period	345,537	346,277	180,337
End of period	$286,660	$345,537	$346,277

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information
Cash paid for interest	$4,236	$4,250	$3,381
Cash paid for taxes	$5,311	$893	$672
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$3,349	$6,035	$4,906
Liability awards converted to equity	$8,307	$6,059	$1,745
Convertible senior notes converted to equity	$193,153	$—	$—

	December 31, 2017	December 31, 2016	December 31, 2015
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$286,072	$345,426	$346,205
Restricted cash included in prepaid expenses and other current assets	315	79	40
Restricted cash included in other non-current assets	273	32	32
Total cash, cash equivalents and restricted cash	$286,660	$345,537	$346,277

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
Proofpoint, Inc. is a leading security-as-a-service provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. The Company’s security-and compliance platform is comprised of an integrated suite of threat protection, information protection, and brand protection solutions, including email protection, advanced threat protection, email authentication, data loss prevention, SaaS application protection, response orchestration and automation, digital risk, web browser isolation, email encryption, archiving, eDiscovery, supervision, and secure communication.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include those related to revenue recognition, deferred commissions, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessments of goodwill, intangible assets and other long-lived assets, loss contingencies, and income taxes.
Foreign Currency Remeasurement and Transactions
The functional currency of the Company's wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gains (losses) included in determining net loss were $574, $(852) and $(1,657) for the years ended December 31, 2017, 2016 and 2015, respectively.
Cash and Cash Equivalents
The Company considers currency on hand, demand deposits, time deposits, money market funds and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.
Investments
The Company classifies all its investments as available-for-sale at the time of purchase since it is management’s intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit with original maturities longer than three months.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Short-term investments classified as available-for-sale are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded in the consolidated statements of operations and comprehensive loss based on specific identification.
Inventories
Inventories are stated at lower of cost or net realizable value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. Inventories held at December 31, 2017 and December 31, 2016 consist primarily of finished goods.
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
The Company generates sales directly through its sales team and, to a growing extent, through its channel partners. Sales to channel partners are made at a discount and revenues are recorded at this discounted price once all revenue recognition criteria are met. Channel partners generally receive an order from an end-customer prior to placing an order with the Company, and these partners do not carry any inventory of the Company’s products or solutions. Payment from channel partners is not contingent on the partner’s success in sales to end-customers. In the event that the Company offers rebates, joint marketing funds, or other incentive programs to a partner, recorded revenues are reduced by these amounts accordingly.
From time to time, certain third parties that the Company has an arrangement with provide the Company with referrals for which the Company pays a referral fee. The referral fee paid could vary depending on the level of effort. These fees are recorded in sales and marketing expense in proportion to the related revenue streams consistent with the sales commissions accounting. The Company did not incur any material referral fee expenses during the years ended December 31, 2017, 2016 and 2015.
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
The Company’s revenue arrangements typically include subscription services to its security-as-a-service platform. These hosted on demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Certain arrangements also include the sale of hardware appliances. Revenue from hardware appliances containing software components and hardware components that function together to deliver the hardware appliance’s essential functionality is excluded from the scope of the industry specific revenue recognition guidance. The Company recognizes revenue from its hosted on demand services in accordance with general revenue recognition accounting

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

guidance. Only revenue derived from the licensing of the software is recognized in accordance with the industry specific revenue guidance.
When a sales arrangement contains multiple elements, such as hardware appliances, subscription services, customer support services, and/or professional services, the Company allocates revenue to each unit of accounting or element based on a selling price hierarchy. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price. If VSOE does not exist, the Company uses third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price (“BESP”) for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The Company determines BESP for an individual element within a multiple element revenue arrangement using the same methods utilized to determine the selling price of an element sold on a standalone basis. The Company estimates the selling price for its subscription solutions by considering internal factors such as historical pricing practices and it estimates the selling price of hardware and other services using a cost plus model.
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
Delivery generally occurs when the hardware appliance is delivered to a common carrier freight on board shipping point by the Company or the hosted service has been activated and communicated to the customer accordingly. The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement and are negotiated at the outset of an arrangement, generally based on specific products and quantities to be delivered. In the event payment terms are provided that differ significantly from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized as the fees become paid.
The Company assesses collectability based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. Through December 31, 2017, the Company has not experienced material credit losses.
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
Impairment of Intangible Assets and Other Long-Lived Assets
The Company evaluates long-lived assets, including property, equipment and definitive-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of such assets (or asset group) to the future undiscounted cash flows the assets (or asset group) is expected to generate. If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. The Company also evaluates the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. No assets were determined to be impaired as of December 31, 2017.
Software Development Costs
Internally developed software includes security software developed to meet the Company’s internal needs to provide cloud-based subscription services to its end-customers and business software that the Company customizes to meet its operating needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage. The costs capitalized were not material in the years ended December 31, 2017, 2016 and 2015.
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
Advertising and Promotion Costs
Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any material advertising and promotion expenses during the years ended December 31, 2017, 2016 and 2015.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

economy, trends in the stock price and other factors. No impairment was identified by the Company as of December 31, 2017.
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
Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	3	7
Customer relationships	2	8
Order backlog	1	3
Tradenames and trademarks	1	5
Warranty
The Company provides limited warranties on all sales and provides for the estimated cost of the warranties at the date of sale, to the extent not already provided by its own vendors. Warranty costs and the accrued warranty liabilities were not material for all periods presented.
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
Stock-Based Compensation
The Company issues stock-based compensation awards to employees and directors in the form of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), employee stock purchase plan (“ESPP”) and stock bonus and other liability awards (collectively, “awards”).
The Company measures and recognizes compensation expense for all stock-based awards based on the awards’ fair value. Stock-based compensation for RSUs and PSUs is measured based on the value of the Company’s common stock on the grant date. Stock-based compensation for employee stock options and ESPP awards are measured on the date of grant using a Black-Scholes option pricing model.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.
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
During the year ended December 31, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09 and elected to account for forfeitures as they occur. Refer to Accounting Pronouncements Adopted in 2017 below for changes in the accounting for stock-based compensation expense.
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
Accounting Pronouncements Adopted in 2017
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The ASU 2016-18 provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The Company adopted the ASU in 2017 and retrospectively applied the change to the presentation of the statement of cash flows for the years ended December 31, 2016 and 2015. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU 2016-09 was effective for the Company beginning in the first quarter of 2017. This ASU simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements, including forfeitures, income taxes and statutory tax withholding requirements.
As a result of adopting ASU 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase the accumulated deficit by $999 as of January 1, 2017, the date of adoption. The adoption of this ASU also requires that excess tax benefits and tax deficiencies be recorded in the consolidated statement of operations as opposed to additional paid-in capital when the awards vest or are settled, and has been applied on a prospective basis starting January 1, 2017. As a result of the adoption, the Company's deferred tax assets as of January 1, 2017 include certain deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting in the amount of $79,336, which is fully offset by the valuation allowance. The adoption of ASU 2016-09 as it relates to the accounting for minimum statutory withholding tax requirements has no impact on the Company's current consolidated financial statements or on any prior period financial statements presented.
ASU 2016-09 also requires changes in the classification of shares withheld to pay employee taxes and excess tax benefits in the consolidated statements of cash flows. The ASU requires that cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity and be applied retrospectively to all prior periods presented. As the Company has previously presented these cash flows as financing activities, there is no change resulting from the adoption of this provision of the ASU. ASU 2016-09 also requires excess tax benefits to be classified as an operating activity, consistent with other income tax cash flows, with the application either on a retrospective or prospective

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

basis. The Company has elected to apply this provision on a prospective basis; and there is no impact to its prior year consolidated statements of cash flows.
Recent Accounting Policies Not Yet Effective
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its financial statements.
In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update to the standard is effective for interim and annual periods beginning after December 15, 2017, and applied prospectively. Early adoption is permitted. The Company does not expect ASU 2017-01 to have a material impact on its consolidated financial statements.
In October 2016, FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the requirement to defer the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party. Therefore, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017. The ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has evaluated the impact of the adoption of ASU 2016-16 on its consolidated financial statements and anticipates that its accumulated deficit will increase by $3,216 as of January 1, 2018, the date of adoption.
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the potential cash settlement of the Company's convertible senior notes. If the Company elects to cash settle its convertible senior notes (see Note 8 "Convertible Senior Notes"), repayment of the principal amounts will be bifurcated between (i) cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and (ii) financing activities for the remainder. See Note 8 "Convertible Senior Notes" regarding timing of settlement. The update to the standard is effective for interim and annual periods beginning after December 15, 2017, and requires adoption on a retrospective transition method unless it is impracticable to apply. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.
In June 2016, FASB issued an ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. While the Company is currently assessing the impact ASU 2016-02 will have on the Company’s consolidated financial statements, the Company expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of the Company’s minimum commitments under non-cancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard contains a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods and services. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.
The Company will adopt ASC 606 effective January 1, 2018 using the full retrospective transition method. While the Company is finalizing the impact this standard has on its consolidated financial statements and related disclosures, the Company expects the new standard to mostly change i) the timing of revenue recognition for contracts related to certain on-premise offerings, in which the Company grants customers the right to deploy its subscription software on the customer's own servers. For these contracts, the Company will be required to recognize as revenue a significant portion of the contract price upon delivery of the software compared to the current practice of recognizing the entire contract price ratably over a subscription period; ii) the timing of revenue recognition in instances when all revenue recognition criteria were not met until after the start date of the subscription. Previously these amounts were recognized prospectively over the remaining contract term, while under ASC 606 the Company will be required to recognize revenue on a cumulative catch-up basis for amounts earned up to the time all revenue recognition criteria have been met. The expected impact, upon adoption of ASC 606, is that reported revenue will increase by $4,000 to $5,000 in 2017 and by $2,000 to $3,000 in 2016.
The Company expects that certain contract acquisition costs such as sales commissions, will be amortized over an expected benefit period that is longer than the Company’s current policy of amortizing the deferred amounts over the specific revenue contract term for the associated contract. The expected impact, upon adoption of ASC 606 is that reported sales and marketing expense will decrease by $7,000 to $9,000 in 2017 and by $9,000 to $11,000 in 2016. Finally, due to the adoption of ASC 606 the Company expects its accumulated deficit as of January 1, 2016 to decrease by $35,000 to $38,000.
The Company does not expect the adoption of ASC 606 to have any impact on its operating cash flows.
2. Acquisitions
Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for each acquisition, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of each acquired company’s net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Goodwill related to each acquisition below is not deductible for tax purposes.
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
2017 Acquisitions
Cloudmark, Inc.
On November 21, 2017 (the “Cloudmark Acquisition Date”), pursuant to the terms of the merger agreement, the Company acquired all shares of Cloudmark, Inc. (“Cloudmark”), a leader in messaging security and threat intelligence for internet service providers and mobile carriers worldwide. As part of the acquisition, Cloudmark’s Global Threat Network will be incorporated into Proofpoint’s cloud-based Nexus platform, which powers its email, social media, mobile, and SaaS security effectiveness.
The Company believes that with this acquisition, it will benefit from increased messaging threat intelligence from the analysis of billions of daily emails, malicious domain intelligence, and visibility into fraudulent and malicious SMS

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

messages directed to mobile carriers worldwide. The Company also expects to achieve savings in corporate overhead costs for the combined entities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition.
The Company has provisionally estimated fair values of acquired tangible and intangible assets and assumed liabilities at the Cloudmark Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Cloudmark Acquisition Date. The Company recorded $3,052 in revenue from Cloudmark for the year ended December 31, 2017, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.
At the Cloudmark Acquisition Date, the consideration transferred was $107,283, net of cash acquired of $31,973. Of the consideration transferred, $16,700 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Annual Report on Form 10-K. The Company incurred $413 in acquisition-related costs which were recorded within operating expenses during the year ended December 31, 2017.
Per the terms of the merger agreement, unvested stock options and unvested restricted stock units held by Cloudmark employees were canceled and exchanged for the Company’s unvested stock options and unvested restricted stock units, respectively. The fair value of $91 of these unvested awards was attributed to precombination services and included in consideration transferred. The fair value of $1,180 was allocated to postcombination services. The unvested awards are subject to the recipient’s continued service with the Company, and $1,180 will be recognized ratably as stock-based compensation expense over the required remaining service period.
The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets acquired	$37,390	N/A
Fixed assets acquired	543	N/A
Non-current assets acquired	50	N/A
Liabilities assumed	(4,542)	N/A
Deferred revenue assumed	(15,400)	N/A
Customer relationships	15,300	8
Order backlog	1,400	1
Core/developed technology	18,500	4
Deferred tax liability, net	(7,905)	N/A
Goodwill	93,920	Indefinite
	$139,256
WebLife Balance, Inc.
On November 30, 2017 (the “WebLife Acquisition Date”), pursuant to the terms of a merger agreement, the Company acquired all shares of WebLife Balance, Inc. (“WebLife”), a browser isolation offerings vendor, to extend its advanced threat protection capabilities into personal email, while preserving the privacy of its users.
The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the WebLife Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the WebLife Acquisition Date. Revenue from WebLife was not material for the year ended December 31, 2017 and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

At the WebLife Acquisition Date, the consideration transferred was $48,765, net of cash acquired of $278. Of the consideration transferred, $6,203 was held in escrow to secure indemnification obligations, which has not been released as of the filling date of this Annual Report on Form 10-K. The Company incurred $168 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2017.
Per the terms of the merger agreement, unvested stock options held by WebLife employees were canceled and exchanged for the Company’s unvested awards. The fair value of $333 of these unvested options was attributed to precombination service and included in consideration transferred. The fair value of $1,468 was allocated to postcombination services. The unvested awards are subject to the recipient’s continued service with the Company, and $1,468 will be recognized ratably as stock-based compensation expense over the required remaining service period. Also, as part of the merger agreement, 107 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $9,652 (see Note 9), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.
The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets acquired	$534	N/A
Fixed assets acquired	23	N/A
Liabilities assumed	(88)	N/A
Deferred revenue assumed	(700)	N/A
Customer relationships	600	5
Core/developed technology	16,600	5
Deferred tax liability, net	(4,440)	N/A
Goodwill	36,514	Indefinite
	$49,043
2016 Acquisitions
FireLayers
On October 24, 2016 (the “FireLayers Acquisition Date”), pursuant to the terms of a share purchase agreement, the Company acquired all shares of FireLayers, Ltd. (“FireLayers”), a provider of solutions for organizations to control and protect their cloud applications. With this acquisition, the Company will extend Targeted Attack Protection to SaaS applications, enabling customers to protect their employees using SaaS applications from advanced malware.
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
Per the terms of the share purchase agreement, unvested stock options held by FireLayers employees were canceled and exchanged for unvested stock options to purchase shares of the Company's common stock. The fair value of $1,326 of these unvested options, which are subject to the recipient’s continued service with the Company and thus excluded from the purchase price, are recognized ratably as stock-based compensation expense over the required service period. Also, as part of the share purchase agreement, 111 shares of restricted stock were issued to certain key employees with the total fair value of $8,669 (see Note 9), which was not included in the purchase price. The shares of restricted stock are subject to forfeiture if

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.
The following table summarizes the fair values of acquired assets and liabilities:

	Fair Value	Estimated Useful Life (in years)
Current assets acquired	$432	N/A
Developed technology	22,600	5
Fixed assets	52	N/A
Deferred tax liability, net	(3,530)	N/A
Other liabilities assumed	(540)	N/A
Additional-paid-in-capital	(176)	N/A
Goodwill	26,988	Indefinite
	$45,826
Return Path
On August 24, 2016 (the “Return Path Acquisition Date”), pursuant to the terms of an asset purchase agreement, the Company acquired Return Path, Inc.’s (“Return Path”) Email Fraud Protection (“EFP”) business unit. Return Path’s EFP business, which provides standards-based DMARC authentication and proprietary sender-analysis capabilities, will be integrated into the Company’s suite of email protection solutions to further enhance its business email compromise capabilities.
The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the Return Path Acquisition Date. The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Return Path Acquisition Date. The Company recorded $1,025 revenue from Return Path for the year ended December 31, 2016. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s consolidated financial statements.
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
The following table summarizes the fair values of acquired assets and liabilities:

	Fair Value	Estimated Useful Life (in years)
Customer relationships	$7,600	6
Developed technology	3,900	4
Order backlog	700	1
Deferred revenue assumed	(1,200)	N/A
Goodwill	6,513	Indefinite
	$17,513

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

2015 Acquisitions
In the fourth quarter of the year ended December 31, 2015, the Company made two acquisitions that were accounted for as business combinations. The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements from the respective date of each acquisition. Pro forma results of operations for these acquisitions have not been presented because the Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated financial statements.
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
	$11,568
Marble Security, Inc.
On July 22, 2015 (the “Marble Acquisition Date”), pursuant to the terms of an asset purchase agreement, the Company acquired certain assets of Marble Security, Inc. (“Marble”). The Marble mobile security technology proactively removes malicious mobile applications by leveraging its tight integration with the leading enterprise mobility management platforms, including MobileIron and AirWatch by VMware. The acquisition extends the Company’s threat intelligence and advanced threat protection for email and social media security into the realm of mobile devices.
The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Marble Acquisition Date. Revenue from Marble was not material for the year ended December 31, 2015, and due to the continued integration of the combined businesses, it was impractical to determine the earnings. Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.
The total purchase price was $8,500. The Company incurred $277 in acquisition related costs which were recorded within operating expenses for the year ended December 31, 2015.
The following table summarizes the fair values of acquired tangible, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Fixed assets acquired	$25	N/A
Developed technology	7,300	4
Goodwill	1,175	Indefinite
	$8,500

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Emerging Threats Pro, LLC
On March 6, 2015 (the “Emerging Threats Acquisition Date”), pursuant to the terms of a purchase agreement, the Company acquired 100% of membership interests in Emerging Threats Pro, LLC (“Emerging Threats”). Based in Indianapolis, Indiana, Emerging Threats provides threat intelligence solutions to help protect networks from known or potentially malicious threats. With this acquisition, the Company integrated Emerging Threat’s advanced threat intelligence solutions with its existing Targeted Attack Protection and Threat Response security solutions to advance threat detection and response across the completed attack chain.  The combined technology provides customers with deeper insight into cyberthreats, enabling them to react faster to inbound cyberattacks, and to identify, block, and disable previously undetected malware already embedded in their organizations.
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
The total purchase price was $31,803, net of cash acquired of $52. The Company incurred $277 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2015.
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
	$28,193
Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2017, 2016 and 2015 as though the acquisitions that occurred during the reporting periods had occurred as of the beginning of the comparable prior annual reporting periods, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisitions and acquisition-related transaction costs. The unaudited pro forma results do not include immaterial acquisitions made in the fourth quarter of 2015 and the acquisitions of Return Path and Marble, and do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Total revenue	$550,314	$414,539	$264,904
Net loss	$(89,515)	$(121,147)	$(111,440)
Basic and diluted net loss per share	$(2.02)	$(2.89)	$(2.80)
The unaudited pro forma financial information includes acquisition-related transaction costs of $581 for the year ended December 31, 2017.
3. Concentration of Risks
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.
The Company limits its concentration of risk in cash equivalents and short-term investments by diversifying its investments among a variety of industries and issuers and by limiting the average maturity to one year or less. The Company’s professional portfolio managers adhere to this investment policy as approved by the Company’s Board of Directors.
The Company’s investment policy is to invest only in fixed income investments denominated and payable in U.S. dollars. Investment in obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities are allowed. The Company does not invest in auction rate securities, futures contracts, or hedging instruments.
The Company’s accounts receivables are derived from revenue earned from customers primarily located in the United States of America. The Company performs periodic evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable, and maintains an allowance for doubtful accounts. Credit losses historically have not been material.
During the year ended December 31, 2017, one partner accounted for 12% of total revenue, though the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue in 2017. During the years ended December 31, 2016 and 2015, no individual customers accounted for more than 10% of total revenue.
One customer accounted for 11% and 21% of total accounts receivable as of December 31, 2017 and 2016, respectively.
4. Balance Sheet Components
Property and equipment at December 31, 2017 and December 31, 2016 consist of the following:

	Useful Life (in years)	December 31,
		2017	2016
Computer equipment	2 to 4	$125,296	$92,462
Software	2 to 5	2,647	2,266
Furniture	5	2,523	1,532
Office equipment	2 to 5	587	467
Leasehold improvements	5 years, or lease term, if shorter	10,632	6,198
Other	2	59	59
Construction in progress		1,854	1,483
		143,598	104,467
Less: Accumulated depreciation		(69,981)	(51,944)
		$73,617	$52,523

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Property and equipment acquired under capital leases:

	December 31,
	2017	2016
Computer equipment	$453	$453
Less: Accumulated depreciation	(372)	(341)
	$81	$112
The allowance for doubtful accounts receivable was not material as of December 31, 2017 and 2016.
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $23,591, $17,131, and $12,644, respectively. This included depreciation expense for assets under capital leases of $31, $31 and $23 for the years ended December 31, 2017, 2016 and 2015, respectively.
Accrued liabilities at December 31, 2017 and December 31, 2016 consisted of the following:

	December 31,
	2017	2016
Accrued compensation	$37,028	$30,295
ESPP contributions	2,339	1,701
Customer deposits	570	173
Accrued royalties	780	754
Acquisition-related contingent consideration	634	7,629
Other	22,575	10,213
	$63,926	$50,765
5. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

	December 31,
	2017	2016
Opening balance	$167,270	$133,769
Add: Goodwill from acquisitions	130,434	33,501
Closing balance	$297,704	$167,270
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$118,869	$(52,554)	$66,315	$83,769	$(38,042)	$45,727
Customer relationships	33,600	(5,918)	27,682	17,943	(3,228)	14,715
Trademark and patents	930	(825)	105	930	(667)	263
Order backlog	2,300	(800)	1,500	1,600	(597)	1,003
	$155,699	$(60,097)	$95,602	$104,242	$(42,534)	$61,708

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Amortization expense of intangibles totaled $18,506, $14,421 and $12,256 during the years ended December 31, 2017, 2016 and 2015, respectively.
Future estimated amortization costs of intangible assets as of December 31, 2017 are presented below:

Year Ended December 31,
2018	$25,990
2019	21,450
2020	19,199
2021	16,898
2022	6,535
Thereafter	5,530
$95,602
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

In connection with the acquisition of Return Path, a liability was recognized on Return Path Acquisition Date for the estimate of the fair value of the Company’s contingent payment. The Company determined the fair value of the Acquisition-related contingent liability based on the estimated amount and timing of future contract assignments, and the probability of success. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 measurement.
The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2017 and December 31, 2016 and the classification by level of input within the fair value hierarchy:

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$231,828	$231,828	$—	$—
Commercial paper	7,995	—	7,995	—
U.S. agency securities	1,996	—	1,996	—
Short-term investments:
Corporate debt securities	11,600	—	11,600	—
Commercial paper	27,939	—	27,939	—
U.S. agency securities	3,991	—	3,991	—
U.S. Treasury securities	1,996	—	1,996	—
Total financial assets	$287,345	$231,828	$55,517	$—

Liabilities
Acquisition-related contingent consideration	$634	$—	$—	$634

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$304,020	$304,020	$—	$—
Corporate debt securities	2,139	—	2,139	—
Commercial paper	13,243	—	13,243	—
Short-term investments:
Corporate debt securities	24,450	—	24,450	—
Commercial paper	22,979	—	22,979	—
U.S. agency securities	1,946	—	1,946	—
U.S. Treasury securities	1,950	—	1,950	—
Total financial assets	$370,727	$304,020	$66,707	$—

Liabilities
Acquisition-related contingent consideration	$8,233	$—	$—	$8,233
Based on quoted market prices as of December 31, 2017, the fair value of the 0.75% Convertible Senior Notes (Note 8) was approximately $285,453, determined using Level 2 inputs as they are not actively traded in markets.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Amount
Balance as of December 31, 2015	$—
Additions during the period	9,162
Payments during the period	(260)
Adjustments to fair value during the period recorded in General and administrative expenses	(669)
Balance as of December 31, 2016	8,233
Additions during the period	—
Payments during the period	(6,066)
Adjustments to fair value during the period recorded in General and administrative expenses	(1,533)
Balance as of December 31, 2017	$634
The carrying amounts of the Company's cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
Investments
The cost and fair value of the Company’s cash, cash equivalents and available-for-sale investments as of December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,253	$—	$—	$44,253
Money market funds	231,828	—	—	231,828
Commercial paper	7,995	—	—	7,995
U.S. agency securities	1,996	—	—	1,996
Total	$286,072	$—	$—	$286,072

Short-term investments:
Corporate debt securities	$11,607	$—	$(7)	$11,600
Commercial paper	27,939	—	—	27,939
U.S. agency securities	3,992	—	(1)	3,991
U.S. Treasury securities	1,997	—	(1)	1,996
Total	$45,535	$—	$(9)	$45,526

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
As of December 31, 2017 and December 31, 2016, all investments mature in less than one year. Fair values for marketable securities are based on quoted market prices for the same or similar instruments.
The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the years ended December 31, 2017, 2016 and 2015.
7. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under non-cancellable operating leases with various expiration dates through 2027.
Premises rent expense was $8,010, $5,054 and $3,831 for the years ended December 31, 2017, 2016 and 2015, respectively.
Capital Leases
In July 2012, the Company entered into two lease agreements to lease certain office equipment with expiration dates in July and October 2015. The leases bear an annual interest rate of 4.50%. Also, in July 2015, the Company entered into a new lease agreement (the “July 2015 Lease”) to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. All leases are secured by fixed assets used in the Company’s office locations.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

At December 31, 2017, future annual minimum lease payments under noncancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
2018	$39	$17,985
2019	37	15,625
2020	21	7,661
2021	—	4,924
2022	—	4,919
Thereafter	—	6,692
Total minimum lease payments	97	$57,806
Less: Amount representing interest	(8)
Present value of capital lease obligations	89
Less: Current portion	(34)
Long-term portion of capital lease obligations	$55
Purchase Commitments
As of December 31, 2017, the Company’s minimum purchase commitments for products and services were $35,861, of which $17,417 represent long-term purchase commitments through the year ending December 31, 2020.
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
8. Convertible Senior Notes
0.75% Convertible Senior Notes due June 2020
On June 17, 2015, the Company issued $200,000 principal amount of 0.75% Convertible Senior Notes (the “0.75% Notes”) due 2020 in a private offering to qualified institutional buyers (“Holders”) pursuant to Rule 144A under the Securities Act of 1934, as amended (the “Securities Act”). The initial Holders of the 0.75% Notes also had an option to purchase an additional $30,000 in principal amount which was exercised in full. The net proceeds after the agent’s discount and issuance costs of $6,581 from the 0.75% Notes offering were approximately $223,419. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company’s operations, capital expenditures, and potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 0.75% Notes bear interest at 0.75% per year, payable semi-annually in arrears every June 15 and December 15, beginning on December 15, 2015.

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The 0.75% Notes are unsecured and rank senior in right of payment to any indebtedness expressly subordinated in right of payment to the 0.75% Notes. They rank equally with the Company’s other existing and future unsecured indebtedness that is not subordinated and are structurally subordinated to any current or future secured indebtedness to the extent of the value of the assets securing the indebtedness and other liabilities of the Company’s subsidiaries.
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
At the Company’s option, on or after June 20, 2018, the Company will be able to redeem all or a portion of the 0.75% Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions. The Company may redeem the 0.75% Notes in shares of the Company’s common stock, cash, or some combination of each.
Prior to December 15, 2019, the 0.75% Notes will be convertible at the option of the Holders only upon the satisfaction of certain conditions and during certain periods if any of the following events occur:

•
during the calendar quarter commencing after September 30, 2015, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price on each such trading day for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•
during the 5 business day period after any 5 consecutive trading day period in which the trading price, as defined, per $1 principal amount of the 0.75% Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day;

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
In accordance with the authoritative accounting guidance, the Company allocated the total amount of the 0.75% Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 6.5% based on the blended rate between the yield rate for a Moody’s B1 rating and the average debt rate for comparable convertible transactions from similar companies. The difference between the 0.75% Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as an increase to additional paid in capital and as a debt discount on the issuance date. The equity component is being accreted using the effective interest rate method over the period from the issuance date through June 15, 2020 as a non-cash charge to interest expense. The amount recorded to additional paid in capital is not remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the 0.75% Notes, the Company recorded $174,359 as debt and $55,641 as additional paid in capital within stockholders’ equity.
Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 0.75% Notes. The equity issuance costs of $1,592 were recorded as a decrease to additional paid-in capital at the issuance date.
1.25% Convertible Senior Notes due December 2018
On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the “1.25% Notes,” and together with the 0.75% Notes, the “Notes”) due 2018 in a private offering to Holders pursuant to Rule 144A under the Securities Act. The initial Holders of the 1.25% Notes also had an option to purchase an additional $26,250 in principal amount which was exercised in full. The net proceeds after the agent’s discount and issuance costs of $5,803 from

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

the 1.25% Notes offering were approximately $195,446. The Company used the net proceeds for working capital and general corporate purposes, which included funding the Company’s operations, capital expenditures, and potential acquisitions of businesses, products or technologies believed to be of strategic importance. The 1.25% Notes bore interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.
In accordance with the authoritative accounting guidance, the Company allocated the total amount of the 1.25% Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 6.5% based on the blended rate between the yield rate for a Moody’s B1-rating and the average debt rate for comparable convertible transactions from similar companies. The difference between the 1.25% Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as an increase to additional paid in capital and as a debt discount on the issuance date. The equity component was being accreted using the effective interest rate method over the period from the issuance date through the extinguishment date as a non-cash charge to interest expense. Upon issuance of the Notes, the Company recorded $156,672 as debt and $44,578 as additional paid in capital within stockholders’ equity.
Additionally, the discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 1.25% Notes. The equity issuance costs of $1,285 were recorded as a decrease to additional paid-in capital at the issuance date.
During the year ended December 31, 2017, $201,250 of the principal amount of the 1.25% Notes was converted into 5,159 shares of common stock, with the remaining $14 paid in cash. The shares of common stock had a fair value of $473,176 at the time of the conversion. This resulted in a $2,696 loss on extinguishment that is included in interest expense in the Consolidated Statement of Operations. The loss on extinguishment was calculated as the difference between the fair value amount allocated to the liability component and net carrying amount of the liability component.
The following tables represent the carrying values of all Notes as of December 31, 2017 and 2016:

	December 31, 2017
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$—	$230,000
Less: debt discount and issuance costs, net of amortization	(32,142)	—	(32,142)
Net carrying amount	$197,858	$—	$197,858

Equity component (1)	$54,049	$—	$54,049

	December 31, 2016
	0.75% Notes	1.25% Notes	Total
Liability component:
Principal	$230,000	$201,250	$431,250
Less: debt discount and issuance costs, net of amortization	(43,896)	(20,813)	(64,709)
Net carrying amount	$186,104	$180,437	$366,541

Equity component (1)	$54,049	$43,293	$97,342
_______________________________________________________________________________

(1)	Recorded on the consolidated balance sheets as additional paid-in capital, net of the issuance costs in equity

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

For the years ended December 31, 2017, 2016 and 2015, the Company incurred the following interest expense and loss on conversion related to the Notes:

	2017	2016	2015
Interest expense related to contractual interest coupon	$4,123	$4,240	$3,441
Amortization of debt discount and issuance costs	21,789	20,842	14,933
Loss on conversion	2,696	—	—
Total	$28,608	$25,082	$18,374
9. Equity Award Plans
Stock-Based Compensation Plans
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective in April 2012. The Company has six equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the 2012 Plan, and four plans assumed by the Company upon various business acquisitions. The assumed plans are the Cloudmark plan, the WebLife plan, and two FireLayers plans. Upon the Company’s initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to the assumed plans. All outstanding stock awards under the 2002 Plan, the assumed plans and 2012 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.
Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of December 31, 2017, 5,283 shares were available for future grant. Restricted stock awards generally vest over a four-year period.
The Company net-share settles equity awards held by employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to the Company’s 2012 Plan and will be available for future issuance. Payments for employee’s tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as financing activities in the Company’s consolidated statements of cash flows.
Stock Options
The fair value of options granted is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the common stock price and the assumed risk-free interest rate. Upon adoption of ASU 2016-09 in the year ended December 2017, the Company has made an accounting policy election to account for forfeitures as they occur.
No options were granted during the year ended December 31, 2017. The weighted average fair value of stock options granted to employees during the years ended December 31, 2016 and 2015 was $24.04 and $28.20, respectively. The

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015
Expected life (in years)	5.31 - 6.08	5.31 - 6.08
Volatility	45%	50% - 52%
Risk-free interest rate	1.3% - 1.4%	1.6% - 1.8%
Dividend yield	—%	—%
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
Stock option activity is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2014	5,288	$11.06	6.31	$196,608
Options granted	284	57.47
Options exercised	(1,429)	8.31
Options forfeited and canceled	(101)	19.11
Balance at December 31, 2015	4,042	15.10	5.77	$201,736
Options assumed per FireLayers acquisition	20	4.33
Options granted	237	54.11
Options exercised	(1,089)	11.59
Options forfeited and canceled	(27)	43.15
Balance at December 31, 2016	3,183	18.91	5.39	$164,842
Options assumed per business acquisitions	13	20.27
Options exercised	(1,126)	11.04
Options forfeited and canceled	(30)	45.54
Balance at December 31, 2017	2,040	$22.88	5.17	$134,511
Exercisable, December 31, 2017	1,809	$19.37	4.83	$125,608
Vested and expected to vest, December 31, 2017	2,040	$22.88	5.17	$134,511

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The total intrinsic value of options exercised was $82,131, $58,061 and $72,993, for the years ended December 31, 2017, 2016 and 2015, respectively. Total cash proceeds from such option exercises were $12,383, $12,620 and $11,868 for the years ended December 31, 2017, 2016 and 2015, respectively.
The grant date fair value of options that vested was $7,450, $9,106 and $9,520 during the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Company had unrecognized stock-based compensation expense of $7,341 related to stock options that will be recognized, over the average remaining vesting term of the options of 1.65 years.
Restricted Stock Units and Performance Stock Units
A following table summarizes the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2014	2,934	$37.45
Awards granted	1,541	61.48
Awards vested	(897)	38.70
Awards forfeited	(267)	41.89
Awarded and unvested at December 31, 2015	3,311	47.94
Awards granted	1,605	64.08
Awards vested	(1,116)	44.73
Awards forfeited	(335)	51.40
Awarded and unvested at December 31, 2016	3,465	56.11
Awards assumed per business acquisition	8	91.10
Awards granted	1,865	84.91
Awards vested	(1,320)	52.36
Awards forfeited	(478)	63.44
Awarded and unvested at December 31, 2017	3,540	$71.77
As of December 31, 2017, there was $197,681 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 2.90 years.
The Company granted 177, 146 and 189 PSUs in the years ended December 31, 2017, 2016 and 2015, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $16,367 as of December 31, 2017.
Stock Bonus Awards and Other Liability Awards
The total accrued liability for the stock bonus awards and other liability awards was $8,502 and $7,855 as of December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016 and 2015, 85, 93 and 30 shares of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program were $6,616, $5,288 and $3,792, respectively, for the years ended December 31, 2017, 2016 and 2015.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vest over three years period and are subject to continuous service and other conditions. The liability awards will be settled with a variable number of shares of the Company’s common stock. During the year ended December 31, 2017 and December 31, 2016, 29 and 45

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

shares were vested and issued. The Company recognized $2,293, $2,299 and $1,884 of stock-based compensation expense related to these liability awards in the years ended December 31, 2017, 2016 and 2015.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of December 31, 2017, there were 1,608 shares of the Company’s common stock available for future issuance under the ESPP.
The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2017	2016	2015
Expected life (in years)	0.5	0.5	0.5
Volatility	29% - 37%	37% - 48%	42% - 47%
Risk-free interest rate	0.76% - 1.16%	0.38% - 0.45%	0.08% - 0.33%
Dividend yield	—%	—%	—%
The Company issued 183 shares, 200 shares and 161 shares under the ESPP in the years ended December 31, 2017, 2016 and 2015, respectively, at a weighted average exercise price per share of $73.02, $45.65, and $41.84, respectively. As of December 31, 2017, the Company expects to recognize $1,864 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.
Restricted Stock and Deferred Shares
The Company granted 54 shares of restricted stock in the fourth quarter of 2014 to certain key employees with a total fair value of $2,357 and two-year cliff vesting in 2016. The shares fully vested in 2016.
The Company granted 111 shares of restricted stock in 2016 to certain key employees with a total fair value of $8,669 with annual vesting term of three years. The Company recognized $2,887 and $546 of stock based compensation expense in 2017 and 2016, respectively. As of December 31, 2017, there was $5,236 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.
As part of the Weblife acquisition, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $205 of stock based compensation in 2017. As of December 31, 2017, there was $9,447 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.
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

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2017	2016	2015
Stock options to purchase common stock	2,040	3,183	4,042
Restricted stock units	3,540	3,465	3,311
Employee stock purchase plan	118	92	81
Common stock subject to repurchase	90	135	54
Stock bonus awards and other liability awards	98	159	174
1.25% Convertible senior notes	—	5,158	5,158
0.75% Convertible senior notes	2,831	2,831	2,831
Total	8,717	15,023	15,651
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
The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Year Ended December 31,
	2017	2016	2015
Total revenue by solution:
Protection and Advanced Threat	$387,695	$272,621	$183,050
Archiving, Privacy and Governance	127,594	102,875	82,347
Total revenue	$515,289	$375,496	$265,397

	Year Ended December 31,
	2017	2016	2015
Total revenue by geographic area:
United States	$428,775	$312,601	$218,424
Rest of world	86,514	62,895	46,973
Total revenue	$515,289	$375,496	$265,397

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

The following sets forth long-lived tangible assets by geographic area:

	December 31,
	2017	2016
Long-lived assets:
United States	$66,134	$43,789
Rest of world	7,483	8,734
Total long-lived assets	$73,617	$52,523
12. Income Taxes
The domestic and foreign components of loss before income taxes were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(124,727)	$(112,904)	$(101,453)
Foreign	30,440	2,682	3,376
Loss before income taxes	$(94,287)	$(110,222)	$(98,077)
The (provision for) benefit from income taxes is comprised of:

	Year Ended December 31,
	2017	2016	2015
Current tax expense:
Federal	$—	$—	$—
State	80	72	54
Foreign	5,923	795	514
Total current	6,003	867	568
Deferred tax expense:
Federal	(12,268)	411	105
State	(266)	—	(45)
Foreign	(3,419)	(292)	7
Total deferred	(15,953)	119	67
(Benefit from) provision for income taxes	$(9,950)	$986	$635

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

As the result of adopting ASU 2016-09, the Company recorded excess tax benefits on a prospective basis starting January 1, 2017 (Note 1). The reconciliation of income tax expense (benefit) at the statutory federal income tax rate of 34% to the income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	$(32,058)	$(37,476)	$(33,346)
Foreign income tax rate differential	(3,076)	(187)	(270)
State, net of federal benefit	(3,378)	(3,478)	(2,952)
Stock compensation charges	(32,150)	3,517	2,393
SubPart F and other permanent items	2,757	1,422	1,434
Provision to return and other	2,480	1,419	749
Research and development credits	(7,713)	(4,464)	(2,920)
Uncertain tax positions	5,888	749	561
Impact of Tax Act and other tax law changes	87,495	—	—
Valuation allowance	(30,195)	39,484	34,986
(Benefit from) provision for income taxes	$(9,950)	$986	$635
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows:

	At December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$158,535	$119,168
Tax credit carryforwards	24,700	13,966
Research expenditures	859	2,401
Deferred revenue	14,460	13,698
Stock compensation	14,842	18,509
Fixed assets	274	207
Accruals and other	10,107	11,554
Gross deferred tax assets	223,777	179,503
Valuation allowance	(194,943)	(141,398)
Total deferred tax assets	28,834	38,105
Deferred tax liabilities:
Intangible assets and other	(12,086)	(8,793)
Deferred commissions	(7,881)	(9,545)
Convertible senior notes	(6,857)	(21,541)
Total deferred tax liabilities	(26,824)	(39,879)
Total net deferred tax assets (liabilities)	$2,010	$(1,774)
Non-current deferred income tax assets (included in other long-term assets)	$2,543	$2,121
Non-current deferred income tax liabilities (included in long-term liabilities)	$533	$3,895
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
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by approximately $53,545 and $39,489 during the years ended December 31, 2017 and December 31, 2016, respectively. The change in valuation allowance for the year ended December 31, 2017, includes an increase of $79,336 related to the prospective adoption of ASU 2016-09, an increase of $2,554 related to 2013 convertible notes conversion, and an increase of $1,525 related to the Cloudmark acquisition.
In December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly impacts the future ongoing U.S. corporate income tax by, among things, lowering the U.S. corporate income tax rates from 34% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system. The reduction of the U.S. corporate tax rate required the Company to revalue its U.S. deferred tax assets and liabilities to the recently enacted federal rate of 21%. This transitional impact resulted in a provisional deferred tax benefit of $2,024 in the period ended December 31, 2017 related to a reduction in a US deferred tax liability on certain long-lived acquired intangibles. This transitional impact also resulted in a $87,621 provisional reduction of certain of the Company’s US deferred tax assets which are offset by a full valuation allowance.
During the year ended December 31, 2017, the Company recorded a deferred tax benefit of $7,904 and $4,440 related to changes in the Company’s US valuation allowances as a result of the Cloudmark and WebLife acquisitions, respectively.
As of December 31, 2017 and December 31, 2016, the Company had net operating loss carry-forwards for federal income tax purposes of $659,587 and $533,825, respectively. The federal net operating losses will expire between 2018 and 2037. As of December 31, 2017 and December 31, 2016, the Company had federal research credit carry-forwards of $16,122 and $9,231 respectively. The federal research and development credits will begin to expire in 2022.
As of December 31, 2017 and December 31, 2016, the Company had net operating loss carry-forwards for state income tax purposes of approximately $323,013 and $305,493, respectively. The state net operating losses will continue to expire between 2018 and 2037. As of December 31, 2017 and December 31, 2016, the Company had research and development credit carry-forwards for state income tax purpose of $18,362 and $11,195, respectively. The state research and development credits have no expiration period.
As of December 31, 2017, the Company had no net operating losses carry-forwards in non-U.S. locations. As of December 31, 2016, the Company had net operating losses carry-forwards in non-U.S. locations of approximately $7,045. The non-US operating losses carry-forwards have no expiration period. In addition, as of December 31, 2017 and December 31, 2016, the Company had research and development credit carry-forwards in its non-U.S. locations of approximately $2,375 and $2,010, respectively. The non-U.S. research and development credits will begin to expire in 2031.
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
The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. During the year ended December 31, 2017, the Company reduced income tax benefit by $90 from interest and penalties related to tax contingencies and has $288 of interest and penalties recorded as a long-term income tax liability as of December 31, 2017. During the year ended December 31, 2016, the Company reduced income tax expense by $45 from interest and penalties related to tax contingencies and had $182 of interest and penalties recorded as a long-term income tax liability.
As of December 31, 2017, the Company had recorded unrecognized tax benefits of $4,700 that if recognized, would benefit the Company’s effective tax rate. As of December 31, 2016, the Company had recorded unrecognized tax benefits of $922 that if recognized, would benefit the Company’s effective tax rate.

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
Because of net operating loss and credit carry-forwards, all of the Company’s tax years dating to inception in 2002 remain open to tax examination in U.S. and certain state tax jurisdictions. For other major non-U.S. jurisdictions, tax years from 2010 to present remain open to tax examination. The Company is not currently under audit in any material jurisdictions.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Balance as of December 31, 2014	$4,229
Increase in balances related to tax positions taken during the current period	806
Increase in balances related to tax positions taken during the prior period	—
Decrease in balances related to tax positions taken during the prior period	(130)
Decrease in balances related to statute expirations during the current period	(85)
Balance as of December 31, 2015	4,820
Increase in balances related to tax positions taken during the current period	1,262
Increase in balances related to tax positions taken during the prior period	20
Decrease in balances related to tax positions taken during the prior period	(17)
Decrease in balances related to statute expirations during the current period	(239)
Balance as of December 31, 2016	5,846
Increase in balances related to tax positions taken during the current period	8,160
Increase in balances related to tax positions taken during the prior period	45
Decrease in balances related to tax positions taken during the prior period	(2)
Decrease in balances related to statute expirations during the current period	(188)
Balance as of December 31, 2017	$13,861
As part of the transition to the new territorial tax system, the Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. Based on the current evaluation of the Company’s operations, no repatriation tax charge is anticipated due to negative earnings and profits in the Company’s foreign operations.
The Company continues to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin No. 118, which will continue through the end of 2018. In addition, further interpretations from U.S. Federal and State governments and regulatory organizations may change the accounting treatment of the provisional tax liability.
13. Subsequent Event
On February 2, 2018, the Company entered into a definitive agreement to acquire Wombat Securities Technologies, Inc. (“Wombat”). The aggregate consideration payable in exchange for all of the outstanding equity interests of Wombat is approximately $225 million. The consideration is subject to an adjustment based on (i) purchase price adjustment provisions for indebtedness, cash, transaction expenses and net working capital of Wombat and (ii) indemnification obligations of Wombat stockholders and option holders after the acquisition. Approximately 10% of the aggregate consideration will be placed in escrow to satisfy certain indemnification obligations of Wombat stockholders and option holders.
Wombat provides security awareness computer-based training. By combining Wombat’s market-leading technology with the Company’s industry leading threat detection and intelligence, enterprises will have the most accurate insights into their employees’ vulnerability to the real phishing attacks. In addition, by collecting user-reported phishing threat data from

Proofpoint, Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars and share amounts in thousands, except per share amounts)

Wombat’s PhishAlarm solution, the Company’s intelligence will amplify to include data on phishing campaigns as seen by non-company customers, providing broader visibility and intelligence to the Company’s Nexus platform.
The acquisition date is subject to customary closing conditions and expected to occur in the first half of 2018.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	S-1A	333-178479	April 9, 2012	3.04
4.01		Form of Registrant’s common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Indenture between Proofpoint, Inc. and Wells Fargo Bank, National Association, dated as of June 17, 2015 including the form of 0.75% Convertible Senior Notes due 2018 therein.	8-K	001-35506	June 17, 2015	4.1
10.01		Form of Indemnity Agreement.	10-Q	001-35506	October 31, 2017	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05	†	Corporate Bonus Program.	10-K	001-35506	February 26, 2015	10.05
10.06		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.07	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.08	†	Offer letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.09	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.10	†	Offer Letter to Tracey Newell from the Registrant, dated August 16, 2013.	10-K	001-35506	March 14, 2014	10.11
10.11	†	Offer Letter to Bhagwat Swaroop from Registrant, dated April 27, 2016.	10-K	001-35506	February 23, 2017	10.12
21.01	*	Subsidiaries of Registrant.
23.01	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.01	*	Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	*	Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________________________________________________
† Indicates a management contract or compensatory plan.
* Filed herewith
**These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Proofpoint, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2018.

PROOFPOINT, INC.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Gary Steele	Chief Executive Officer (Principal Executive Officer)	February 23, 2018
Gary Steele
/s/ Paul Auvil	Chief Financial Officer (Principal Financial Officer and Principal Accounting officer)	February 23, 2018
Paul Auvil
/s/ Dana Evan	Director	February 23, 2018
Dana Evan
/s/ Jonathan Feiber	Director	February 23, 2018
Jonathan Feiber
/s/ Kristen Gil	Director	February 23, 2018
Kristen Gil
/s/ Eric Hahn	Director	February 23, 2018
Eric Hahn
/s/ Kevin Harvey	Director	February 23, 2018
Kevin Harvey
/s/ R. Scott Herren	Director	February 23, 2018
R. Scott Herren
/s/ Michael Johnson	Director	February 23, 2018
Michael Johnson
/s/ Richard Wallace	Director	February 23, 2018
Richard Wallace