Form 10-Q
period 2018-03-31
PROOFPOINT INC
filed 2018-05-03
CIK 1212458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of April 20, 2018: 50,849,632 shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Proofpoint, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$101,411	$286,072
Short-term investments	15,789	45,526
Accounts receivable, net	119,039	107,696
Inventory	603	730
Deferred product costs	1,632	1,541
Deferred commissions	27,494	26,249
Prepaid expenses and other current assets	21,704	18,669
Total current assets	287,672	486,483
Property and equipment, net	78,024	73,617
Long-term deferred product costs	274	259
Goodwill	460,592	297,704
Intangible assets, net	169,596	95,602
Long-term deferred commissions	51,548	51,954
Other assets	9,958	12,813
Total assets	$1,057,664	$1,018,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,201	$12,271
Accrued liabilities	51,782	65,503
Capital lease obligations	31	34
Deferred rent	645	586
Deferred revenue	404,639	364,521
Total current liabilities	476,298	442,915
Convertible senior notes	200,911	197,858
Long-term capital lease obligations	46	55
Long-term deferred rent	4,157	4,102
Other long-term liabilities	11,154	11,069
Long-term deferred revenue	61,404	63,318
Total liabilities	753,970	719,317
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 50,738 and 50,325 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	807,516	787,572
Accumulated other comprehensive loss	(2)	(9)
Accumulated deficit	(503,825)	(488,453)
Total stockholders’ equity	303,694	299,115
Total liabilities and stockholders’ equity	$1,057,664	$1,018,432

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months ended March 31,
	2018	2017
Revenue:
Subscription	$158,787	$113,091
Hardware and services	3,674	2,544
Total revenue	162,461	115,635
Cost of revenue:(1)(2)
Subscription	42,198	28,321
Hardware and services	4,859	4,055
Total cost of revenue	47,057	32,376
Gross profit	115,404	83,259
Operating expense:(1)(2)
Research and development	43,732	29,606
Sales and marketing	77,897	55,920
General and administrative	17,525	10,487
Total operating expense	139,154	96,013
Operating loss	(23,750)	(12,754)
Interest expense	(2,821)	(5,966)
Other income (expense), net	343	(129)
Loss before income taxes	(26,228)	(18,849)
Benefit from (provision for) income taxes	14,072	(1,434)
Net loss	$(12,156)	$(20,283)
Net loss per share, basic and diluted	$(0.24)	$(0.47)
Weighted average shares outstanding, basic and diluted	50,504	43,230

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$3,451	$2,376
Cost of hardware and services revenue	$591	$439
Research and development	$10,035	$7,050
Sales and marketing	$11,502	$7,897
General and administrative	$5,493	$4,612
(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$5,776	$3,188
Research and development	$15	$15
Sales and marketing	$2,415	$967
See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2018	2017
Net loss	$(12,156)	$(20,283)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	7	4
Comprehensive loss	$(12,149)	$(20,279)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(12,156)	$(20,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,524	9,299
Stock-based compensation	31,072	22,374
Change in fair value of contingent consideration	(79)	(1,446)
Amortization of debt issuance costs and accretion of debt discount	3,053	5,404
Amortization of deferred commissions	8,374	6,609
Deferred income taxes	(14,772)	(2,268)
Other	(213)	114
Changes in assets and liabilities:
Accounts receivable	(1,436)	10,210
Inventory	127	126
Deferred product costs	(106)	91
Deferred commissions	(9,214)	(6,749)
Prepaid expenses	(3,896)	(848)
Other current assets	1,652	344
Long-term assets	114	(3,900)
Accounts payable	5,011	(1,585)
Accrued liabilities	(11,751)	156
Deferred rent	114	292
Deferred revenue	23,504	22,529
Net cash provided by operating activities	34,922	40,469
Cash flows from investing activities
Proceeds from maturities of short-term investments	31,500	32,922
Proceeds from sales for short-term investments	11,931	—
Purchase of short-term investments	(13,761)	(12,655)
Purchase of property and equipment	(8,539)	(12,251)
Receipt from escrow account	555	2,566
Acquisition of business, net of cash acquired	(223,786)	—
Net cash (used in) provided by investing activities	(202,100)	10,582
Cash flows from financing activities
Proceeds from issuance of common stock	2,678	2,325
Withholding taxes related to restricted stock net share settlement	(20,043)	(14,510)
Repayments of equipment loans and capital lease obligations	(12)	(8)
Contingent consideration payment	(555)	(2,566)
Net cash used in financing activities	(17,932)	(14,759)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	374	146
Net (decrease) increase in cash, cash equivalents and restricted cash	(184,736)	36,438
Cash, cash equivalents and restricted cash
Beginning of period	286,660	345,537
End of period	$101,924	$381,975

	Three Months ended March 31,
	2018	2017
Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment and asset retirement obligations	$5,432	$4,652
Liability awards converted to equity	$8,870	$8,307

	March 31, 2018	March 31, 2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$101,411	$381,862
Restricted cash included in prepaid expenses and other current assets	241	81
Restricted cash included in other non-current assets	272	32
Total cash, cash equivalents and restricted cash	$101,924	$381,975

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
Proofpoint, Inc. is a leading security-as-a-service provider that enables large and mid-sized organizations worldwide to defend, protect, archive and govern their most sensitive data. The Company’s security-and compliance platform is comprised of an integrated suite of threat protection, information protection, and brand protection solutions, including email protection, advanced threat protection, email authentication, data loss prevention, SaaS application protection, response orchestration and automation, digital risk, web browser isolation, email encryption, archiving, eDiscovery, supervision, secure communication, phishing simulation and security awareness computer-based training.
Basis of Presentation and Consolidation
These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. Certain prior period amounts have been adjusted due to the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”). Refer to Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” for more information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for other interim periods or for future years.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements. See Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” for the summary of the new accounting policies under ASC 606.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of March 31, 2018.
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
Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	3	7
Customer relationships	2	8
Order backlog	1	3
Trade names and trademarks	1	5
Comprehensive Loss
Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three months ended March 31, 2018 and 2017.
Accounting Pronouncements Adopted in 2018
In May 2014, the FASB issued ASC 606 to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard contains a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of services or products to a customer at an amount that reflects the consideration expected to be received in exchange for those services or products. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period and remaining performance obligations. The Company adopted ASC 606 effective January 1, 2018 using full retrospective transition method. Refer to Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” for more information.
In October 2016, FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the requirement to defer the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party. Therefore, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 has been applied on a modified retrospective basis starting January 1, 2018. As a result of the adoption, the Company’s long-term assets decreased and accumulated deficits increased by $3,216 as of January 1, 2018, the date of adoption.
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the potential cash settlement of the Company's convertible senior notes. If the Company elects to cash settle its convertible senior notes (see Note 7 “Convertible Senior Notes”), repayment of the principal amounts will be bifurcated between (i) cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and (ii) financing activities for the remainder. See Note 7 “Convertible Senior Notes” regarding timing of settlement. The Company adopted ASU 2016-15 on January 1, 2018 with no impact on its financial statements.

Recent Accounting Pronouncements Not Yet Effective
In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its financial statements.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.
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
2. Revenue, Deferred Revenue and Deferred Contract Costs
Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Under this method, the Company is presenting the consolidated financial statements as of December 31, 2017, and for the three months ended March 31, 2017, as if ASC 606 had been effective for those periods. The most significant impact of the standard related to i) the timing of revenue recognition for contracts related to certain on-premise offerings, in which the Company granted customers the right to deploy its subscription software on the customers’ own servers. For these contracts, the Company is required to recognize as revenue a significant portion of the contract price upon delivery of the software compared to the previous practice of recognizing the entire contract price ratably over a subscription period; ii) the timing of revenue recognition in instances when all revenue recognition criteria were not met until after the start date of the subscription. Previously these amounts were recognized prospectively over the remaining contract term, while under ASC 606, the Company is required to recognize revenue on a cumulative catch-up basis for amounts earned up to the time all revenue recognition criteria have been met. In addition, iii) certain contract acquisition costs such as sales commissions are being amortized over an expected benefit period that is longer than the Company’s previous policy of amortizing the deferred amounts over the specific revenue contract term for the associated contract.
The Company applied ASC 606 using two practical expedients: 1) for the reporting periods presented before January 1, 2018, the Company won’t disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue; 2) the Company won’t disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected length of one year or less.

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows:

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Assets
Accounts receivable, net	$109,325	$(1,629)	$107,696
Deferred commissions, current	$27,144	$(895)	$26,249
Long-term deferred commissions	$5,811	$46,143	$51,954
Liabilities
Accrued liabilities	$63,926	$1,577	$65,503
Deferred revenue	$381,915	$(17,394)	$364,521
Long-term deferred revenue	$69,873	$(6,555)	$63,318
Stockholders’ Equity
Accumulated deficit	$(554,444)	$65,991	$(488,453)

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of the new standard, are as follows:

	Three Months ended March 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$110,925	$2,166	$113,091
Hardware and services	2,325	219	2,544
Total revenue	$113,250	$2,385	$115,635
Gross profit	$80,874	$2,385	$83,259
Operating expense:
Sales and marketing	$58,732	$(2,812)	$55,920
Operating loss	$(17,951)	$5,197	$(12,754)
Net loss	$(25,480)	$5,197	$(20,283)
Net loss per share, basic and diluted	$(0.59)	$0.12	$(0.47)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new standard are as follows:

	Three Months ended March 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(25,480)	$5,197	$(20,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Recovery of allowance for doubtful accounts	$(9)	$9	$—
Amortization of deferred commissions	$—	$6,609	$6,609
Changes in assets and liabilities:
Accounts receivable	$10,450	$(240)	$10,210
Deferred commissions	$2,671	$(9,420)	$(6,749)
Accrued liabilities	$651	$(495)	$156
Deferred revenue	$24,189	$(1,660)	$22,529
Net cash provided by operating activities	$40,469	$—	$40,469
The core principle of ASC 606 is to recognize revenue to depict the transfer of services or products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The principle is achieved through the following five-step approach:

•
Identification of the contract, or contracts, with the customer - The Company considers the terms and conditions of the contract and its customary business practice in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the services and products to be transferred, the Company can identify the payment terms for the services and products, the Company has determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined contract or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

•
Identification of the performance obligation in the contract - Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both i) capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from the Company, and ii) distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services or products are accounted for as a combined performance obligation.

•
Determination of the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.

•
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP, basis.

•
Recognition of revenue when, or as, we satisfy a performance obligation - The Company recognizes revenue when control of the services or products are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company records its revenue net of any value added or sales tax.

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
Disaggregation of Revenue
The Company derives its revenue primarily from: (1) subscription service revenue; (2) subscription software revenue, and (3) hardware and services, which include professional service and training revenue provided to customers related to their use of the platform.
The following table presents the Company’s revenue disaggregation:

	Three Months ended March 31,
	2018	2017
Subscription service revenue	$152,620	$108,325
Subscription software revenue	6,167	4,766
Hardware and services	3,674	2,544
Total revenue	$162,461	$115,635
Subscription service revenue
Subscription service revenue is derived from a subscription-based enterprise licensing model with contract terms typically ranging from one to three years, and consists of (1) subscription fees from the licensing of the Company’s security-as-a-service platform and it’s various components, (2) subscription fees for software with support and related future updates where the software updates are critical to the customers’ ability to derive benefit from the software due to the fast changing nature of the technology. These function together as one performance obligation, and (3) subscription fees for the right to access the Company’s customer support services for software with significant standalone functionality and support services for hardware. The hosted on demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Support revenue is derived from ongoing security updates, upgrades, bug fixes, and maintenance. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to subscription service revenue is generally recognized on a straight-line basis over the contract term beginning on the date access is provided, as long as other revenue recognition criteria have been met. Most of the company’s contracts are non-cancelable over the contract term. Customers typically have the right to terminate their contract for cause if the Company fails to perform in accordance with the contractual terms. Some of the Company’s customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the Company’s SSP and, as such, would not result in a separate performance obligation.
Subscription software revenue
Subscription software revenue is primarily derived from term-based software that is deployed on the customers’ own servers and has significant standalone functionality, is recognized upon transfer of control to the customer. The control for subscription software is transferred at the later of delivery to the customer or the software license start date.
Hardware and services
Hardware revenue consists of amounts derived from the sale of the Company’s on-premise hardware appliance, which is recognized upon passage of control, which occurs upon shipment of the product. Professional services revenue consists of fees associated with consulting, implementation and training services for assisting customers in implementing and expanding the use of the Company’s services and products. These services are distinct from subscription, subscription software licenses and hardware. Professional services do not result in significant customization of the Company’s services and products. The Company recognizes revenue related to the professional services as they are performed.
Contracts with multiple performance obligations
Most of the Company’s contracts with customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price allocated to subscription services and subscription software that does not have significant standalone functionality is determined by considering factors such as historical pricing practices, and the selling price of hardware and professional services is estimated using a cost plus model. The selling price for support of a functional subscription software license is calculated as a percentage of functional subscription software license value which is derived by analyzing internal pricing practice, customer expectations, and industry practice.
Variable Consideration
Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved. If the Company’s services or products do not meet certain service level commitments, the Company’s customers are entitled to receive service credits representing a form of variable consideration. The Company has not historically experienced any significant incidents affecting the defined levels of reliability and performance as required by the Company’s subscription contracts. Accordingly, any estimated refunds related to these contracts in the condensed consolidated financial statements are not material during the periods presented.
Unbilled accounts receivables
Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $966 and $603 as of March 31, 2018 and December 31, 2017.
Deferred commissions
The Company capitalizes sales commissions and associated payroll taxes paid to internal sales personnel, and referral fees paid to independent third-parties, that are incremental to the acquisition of customer contracts. These costs are recorded as deferred commissions on the condensed consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have occurred absent the customer contract. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rate between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are amortized over a contractual renewal period. Amortization is recognized based on the expected future revenue streams under the customer contracts. Amortization of deferred sales commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of the Company’s software and related significant features. The Company classifies deferred commissions as current or long-term based on the timing of when the Company expects to recognize the expense. The Company periodically reviews these deferred commission costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no material impairment losses recorded during the periods presented.
For the three months ended March 31, 2018 and 2017, the Company capitalized $9,214 and $6,749 of commission costs, respectively, and amortized $8,374 and $6,609, respectively.
Deferred product costs
Deferred product costs are the incremental costs to fulfill a contract that are directly associated with each non-cancellable customer contract and primarily consist of royalty payments made to third parties, from whom the Company has obtained licenses to integrate certain software into its products. The deferred product costs are recognized based on the contractual term, and included in cost of revenue in the accompanying condensed consolidated statements of operations. The

Company classifies deferred product costs as current or long-term based on the timing of when the Company expects to recognize the expense.
For the three months ended March 31, 2018 and 2017, the Company capitalized $678 and $564 of deferred product costs, respectively, and amortized $572 and $655, respectively.
Deferred revenue
The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $131,612 and $91,447 of revenue during the three months ended March 31, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company recognized $2,008 and $950 of revenue during the three months ended March 31, 2018 and 2017, respectively, related to the performance obligations satisfied in prior periods.
The acquisition of Wombat Securities, Inc. (see Note 3 “Acquisitions”) in the three months ended March 31, 2018, increased deferred revenue by $14,700, of which $2,018 was recognized in the first quarter of 2018.
Remaining performance obligations
Contracted revenue as of March 31, 2018 that has not yet been recognized (“contracted not recognized”) was $326,487, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 59% of contracted and not recognized revenue to be recognized over the next twelve months, 40% in years two and three, with the remaining balance recognized thereafter.
3. Acquisitions
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
2018 Acquisitions
Wombat Security Technologies, Inc.
On February 28, 2018 (the “Wombat Acquisition Date”), pursuant to the terms of the merger agreement, the Company acquired all shares of Wombat Security Technologies, Inc. (“Wombat”), a leader for phishing simulation and security awareness computer-based training. By collecting data from Wombat’s PhishAlarm solution, the Company will have access to data on phishing campaigns as seen by non-Company customers, providing broader visibility and insight to the Proofpoint Nexus platform.
With the completion of the acquisition, the Company’s customers will be able to leverage the industry’s first solution combining the Company’s advanced threat protection with Wombat’s phishing simulation and computer-based security awareness training. With the combined solutions, the Company’s customers will be able to:

•	Use real detected phishing attacks for simulations, assessing users based on the threats that are actually targeting them;

•	Both investigate and take action on user-reporting phishing, leveraging orchestration and automation to find real attacks, quarantine emails in users’ inboxes, and lock user accounts to limit risk;

•	Train users in the moment immediately after they click for both simulated and real phishing attacks.
The Company also expects to achieve savings in corporate overhead costs for the combined entities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition. The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the Wombat Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Wombat Acquisition Date.
At the Wombat Acquisition Date, the consideration transferred was $225,366, net of cash acquired of $13,452. Of the consideration transferred, $22,500 was held in escrow to secure indemnification obligations, which has not been released as of the filling date of this Quarterly Report on Form 10-Q. The Company incurred $711 in acquisition-related costs which were recorded within operating expenses for the three months ended March 31, 2018. The Company recorded $2,697 in revenue from Wombat for the three months ended March 31, 2018, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.
Per the terms of the merger agreement, unvested in-the-money stock options held by Wombat employees were canceled and paid off using the same amount per option as for the common share less applicable exercise price for each option. The fair value of $1,580 of these unvested options was attributed to precombination service and included in consideration transferred. The fair value of unvested options of $1,571 was allocated to postcombination services and expensed in the three months ended March 31, 2018. Also, as part of the merger agreement, 51 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $5,458 (see Note 8 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.
The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets	$23,344	N/A
Fixed assets	954	N/A
Customer relationships	37,800	7
Order backlog	6,800	2
Core/developed technology	35,200	4
Trade name	2,400	4
Deferred revenue	(14,700)	N/A
Deferred tax liability, net	(14,725)	N/A
Other liabilities	(1,120)	N/A
Goodwill	162,865	Indefinite
	$238,818

2017 Acquisitions
Cloudmark, Inc.
On November 21, 2017 (the “Cloudmark Acquisition Date”), pursuant to the terms of the merger agreement, the Company acquired all shares of Cloudmark, Inc. (“Cloudmark”), a leader in messaging security and threat intelligence for internet service providers and mobile carriers worldwide. As part of the acquisition, Cloudmark’s Global Threat Network will be incorporated into Company’s cloud-based Nexus platform, which powers its email, social media, mobile, and SaaS security effectiveness.
The Company believes that with this acquisition, it will benefit from increased messaging threat intelligence from the analysis of billions of daily emails, malicious domain intelligence, and visibility into fraudulent and malicious SMS messages directed to mobile carriers worldwide. The Company also expects to achieve savings in corporate overhead costs for the combined entities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition.
The Company has provisionally estimated fair values of acquired tangible and intangible assets and assumed liabilities at the Cloudmark Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Cloudmark Acquisition Date.
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
The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets	$37,390	N/A
Fixed assets	543	N/A
Non-current assets	50	N/A
Liabilities	(4,565)	N/A
Deferred revenue	(15,400)	N/A
Customer relationships	15,300	8
Order backlog	1,400	1
Core/developed technology	18,500	4
Deferred tax liability, net	(7,905)	N/A
Goodwill	93,943	Indefinite
	$139,256
WebLife Balance, Inc.
On November 30, 2017 (the “WebLife Acquisition Date”), pursuant to the terms of a merger agreement, the Company acquired all shares of WebLife Balance, Inc. (“WebLife”), a browser isolation offerings vendor, to extend its advanced threat protection capabilities into personal email, while preserving the privacy of its users.

The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the WebLife Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the WebLife Acquisition Date.
At the WebLife Acquisition Date, the consideration transferred was $48,765, net of cash acquired of $278. Of the consideration transferred, $6,203 was held in escrow to secure indemnification obligations, which has not been released as of the filling date of this Quarterly Report on Form 10-Q.
Per the terms of the merger agreement, unvested stock options held by WebLife employees were canceled and exchanged for the Company’s unvested awards. The fair value of $333 of these unvested options was attributed to precombination service and included in consideration transferred. The fair value of $1,468 was allocated to postcombination services. The unvested awards are subject to the recipient’s continued service with the Company, and $1,468 will be recognized ratably as stock-based compensation expense over the required remaining service period. Also, as part of the merger agreement, 107 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $9,652 (see Note 8 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.
The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets	$534	N/A
Fixed assets	23	N/A
Liabilities	(88)	N/A
Deferred revenue	(700)	N/A
Customer relationships	600	5
Core/developed technology	16,600	5
Deferred tax liability, net	(4,440)	N/A
Goodwill	36,514	Indefinite
	$49,043
Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information presents the combined results of operations for the three months ended March 31, 2018 and 2017 as though the Wombat acquisition had occurred as of January 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the acquisition such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisition and acquisition-related transaction costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months ended March 31,
	2018	2017
Total revenue	$169,095	$124,101
Net loss	$(12,269)	$(26,947)
Basic and diluted net loss per share	$(0.24)	$(0.62)

4. Goodwill and Intangible Assets
The goodwill activity and balances are presented below:

March 31, 2018
Beginning balance as of December 31, 2017	$297,704
Acquisition during period	162,865
Purchase accounting adjustments	23
Closing balance	$460,592
Intangible assets, excluding goodwill, consisted of the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$154,069	$(58,330)	$95,739	$118,869	$(52,554)	$66,315
Customer relationships	71,400	(7,555)	63,845	33,600	(5,918)	27,682
Trade names and patents	3,330	(910)	2,420	930	(825)	105
Order backlog	9,100	(1,508)	7,592	2,300	(800)	1,500
	$237,899	$(68,303)	$169,596	$155,699	$(60,097)	$95,602
Amortization of intangible assets expense was $8,206 and $4,170 for the three months ended March 31, 2018 and 2017, respectively.
Future estimated amortization of intangible assets expense as of March 31, 2018 are presented below:

Year ending December 31,
2018, remainder	$32,951
2019	39,650
2020	34,566
2021	31,698
2022	13,501
Thereafter	17,230
$169,596

5. Fair Value Measurements and Investments
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

In connection with the acquisition of Return Path in 2016, a liability was recognized on the Return Path Acquisition Date for the estimate of the fair value of the Company’s contingent payment. The Company determined the fair value of the Acquisition-related contingent liability based on the estimated amount and timing of future contract assignments, and the probability of success. This fair value measurement is based on significant inputs not observable in the market and thus represent Level 3 measurement.
The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2018 and December 31, 2017 and the classification by level of input within the fair value hierarchy:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$58,631	$58,631	$—	$—
Commercial paper	3,991	—	3,991	—
Corporate debt securities	1,950	—	1,950	—
Short-term investments:
Corporate debt securities	3,844	—	3,844	—
Commercial paper	9,946	—	9,946	—
U.S. agency securities	1,999	—	1,999	—
Total financial assets	$80,361	$58,631	$21,730	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$231,828	$231,828	$—	$—
Commercial paper	7,995	—	7,995	—
U.S agency securities	1,996	—	1,996	—
Short-term investments:
Corporate debt securities	11,600	—	11,600	—
Commercial paper	27,939	—	27,939	—
U.S. agency securities	3,991	—	3,991	—
U.S. Treasury securities	1,996	—	1,996	—
Total financial assets	$287,345	$231,828	$55,517	$—

Liabilities
Acquisition-related contingent consideration liability	$634	$—	$—	$634
Based on quoted market prices as of March 31, 2018, the fair values of the 0.75% Convertible Senior Notes were approximately $337,238, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Three Months ended March 31,
	2018	2017
Beginning balance	$634	$8,233
Payments during the period	(555)	(2,566)
Adjustments to fair value during the period recorded in general and administrative expenses	(79)	(1,446)
Ending balance	$—	$4,221
The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
Investments
The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$36,839	$—	$—	$36,839
Money market funds	58,631	—	—	58,631
Corporate debt securities	1,950	—	—	1,950
Commercial paper	3,991	—	—	3,991
Total	$101,411	$—	$—	$101,411

Short-term investments:
Corporate debt securities	$3,845	$1	$(2)	$3,844
Commercial paper	9,946	—	—	9,946
U.S. agency securities	1,999	—	—	1,999
Total	$15,790	$1	$(2)	$15,789

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,253	$—	$—	$44,253
Money market funds	231,828	—	—	231,828
Commercial paper	7,995	—	—	7,995
U.S. agency securities	1,996	—	—	1,996
Total	$286,072	$—	$—	$286,072

Short-term investments:
Corporate debt securities	$11,607	$—	$(7)	$11,600
Commercial paper	27,939	—	—	27,939
U.S. agency securities	3,992	—	(1)	3,991
U.S. Treasury securities	1,997	—	(1)	1,996
Total	$45,535	$—	$(9)	$45,526

As of March 31, 2018 and December 31, 2017, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.
The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three months ended March 31, 2018.
6. Commitments and Contingencies
Operating Leases
The Company leases certain of its facilities under non-cancellable operating leases with various expiration dates through 2027.
Premises rent expense was $2,621 and $1,779 for the three months ended March 31, 2018 and 2017, respectively.
Capital Lease
In July 2015, the Company entered into a lease agreement (the “July 2015 Lease”) to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. The lease is secured by fixed assets used in the Company’s office locations.
At March 31, 2018, future annual minimum lease payments under non-cancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2018, remainder	$25	$15,669
2019	37	17,285
2020	21	10,236
2021	—	5,519
2022	—	5,335
Thereafter	—	6,798
Total minimum lease payments	83	$60,842
Less: Amount representing interest	(6)
Present value of capital lease obligations	77
Less: current portion	(31)
Long-term portion of capital lease obligations	$46
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
Legal Contingencies
From time to time, the Company may be involved in legal proceedings and subject to claims in the ordinary course of business. For lawsuits where the Company is the defendant, the Company is in the process of defending these litigation matters, and while there can be no assurances and the outcomes of these matters are currently not determinable, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
7. Convertible Senior Notes
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
When converted, the Company may settle the 0.75% Notes in shares of the Company’s common stock, cash, or some combination of each.
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
The following tables presents the carrying values of the 0.75% Notes as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Liability component:
Principal	$230,000	$230,000
Less: debt discount and issuance costs, net of amortization	(29,089)	(32,142)
Net carrying amount	$200,911	$197,858

Equity component (1)	$54,049	$54,049
_______________________________________________________________________________

(1)	Recorded on the condensed consolidated balance sheets as additional paid-in capital, net of the issuance costs in equity
1.25% Convertible Senior Notes due December 2018
On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes (the “1.25% Notes”) due 2018 in a private offering to Holders pursuant to Rule 144A under the Securities Act. The initial Holders of the 1.25% Notes also had an option to purchase an additional $26,250 in principal amount which was exercised in full. The net proceeds after the agent’s discount and issuance costs of $5,803 from the 1.25% Notes offering were approximately $195,446. The Company used the net proceeds for working capital and general corporate purposes, which included funding the Company’s operations, capital expenditures, and acquisitions of businesses, products or technologies believed to be of strategic importance. The 1.25% Notes bore interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.
During the year ended December 31, 2017, the entire $201,250 of the principal amount of the 1.25% Notes was converted into 5,159 shares of common stock, with the remaining $14 paid in cash.
For the three months ended March 31, 2018 and 2017, the Company incurred the following interest expense related to the convertible senior notes:

	Three Months ended March 31,
	2018	2017
Interest expense related to contractual interest coupon	$431	$1,060
Amortization of debt discount and issuance costs	3,053	5,404
	$3,484	$6,464

8. Equity Award Plans
Stock-Based Compensation Plans
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective in April 2012. The Company has six equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the 2012 Plan and four plans assumed by the Company upon various business acquisitions. The assumed plans are the Cloudmark plan, the WebLife plan, and two FireLayers plans. Upon the Company’s initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to the assumed plans. All outstanding stock awards under the 2002 Plan, the assumed plans and 2012 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.
Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.
Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of March 31, 2018, 4,928 shares were available for future grant. Restricted stock awards generally vest over a four-year period.
Stock Options
There were no options granted during the three months ended March 31, 2018 and 2017.
The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.
Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,040	$22.88	5.17	$134,511
Options exercised	(203)	13.15
Options forfeited and expired	(1)	10.52
Balance at March 31, 2018	1,836	$23.97	5.13	$164,678
The total intrinsic value of options exercised was $18,371 and $24,078 for the three months ended March 31, 2018 and 2017, respectively. Total cash proceeds from such option exercises were $2,677 and $2,316 for the three months ended March 31, 2018 and 2017, respectively.
The fair value of option grants that vested was $1,115 and $2,712 for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the Company had unamortized stock-based compensation expense of $6,121 related to stock options that will be recognized over the average remaining vesting term of the options of 1.56 years.

Restricted Stock and Performance Stock Units
A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2017	3,540	$71.77
Awards granted	638	114.61
Awards vested	(463)	64.11
Awards forfeited	(84)	76.00
Awarded and unvested at March 31, 2018	3,631	$80.18
As of March 31, 2018, there was $218,593 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.24 years.
The Company granted 160 and 177 PSUs in the three months ended March 31, 2018 and 2017, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $33,361 as of March 31, 2018.
Stock Bonus and Other Liability Awards
The total accrued liability for the stock bonus and other liability awards was $2,896 and $8,502 as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, 61 and 85 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $2,856 and $796 for the three months ended March 31, 2018 and 2017, respectively.
In March 2015, the Company issued liability awards with a fair value of $6,885, which vested annually over a three-year period and were subject to continuous service and other conditions. The liability was settled with a variable number of shares of the Company’s common stock. During the three months ended March 31, 2018 and 2017, 20 and 29 shares, respectively, were vested and issued. The Company recognized $408 and $565 of stock-based compensation expense related to these liability awards in the three months ended March 31, 2018 and 2017, respectively. There are no outstanding liability awards as of March 31, 2018.
Employee Stock Purchase Plan
On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2018, there were 2,111 shares of the Company’s common stock available for future issuance under the ESPP.
As of March 31, 2018, the Company expects to recognize $621 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.
Restricted Stock and Deferred Shares
The Company granted $111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $712 of stock-based compensation expense in each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, there was $4,524 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.

As part of the WebLife acquisition, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $595 of stock-based compensation in the three months ended March 31, 2018. As of March 31, 2018, there was $8,852 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.
As part of the Wombat acquisition, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $232 of stock-based compensation in the three months ended March 31, 2018. As of March 31, 2018, there was $5,226 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.
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
The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	March 31, 2018	March 31, 2017
Stock options to purchase common stock	1,836	2,838
Restricted stock units	3,631	3,585
Employee stock purchase plan	118	92
Common stock subject to repurchase	74	127
Bonus and other liability awards	26	41
1.25% Convertible senior notes	—	5,158
0.75% Convertible senior notes	2,831	2,831
Total	8,516	14,672
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
The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months ended March 31,
	2018	2017
Total revenue by solution:
Advanced Threat	$123,613	$83,502
Compliance	38,848	32,133
Total revenue	$162,461	$115,635

	Three Months ended March 31,
	2018	2017
Total revenue:
United States	$133,656	$97,474
Rest of world	28,805	18,161
Total revenue	$162,461	$115,635
Long-lived assets by geographic area are presented below:

	March 31, 2018	December 31, 2017
Long-lived assets:
United States	$62,676	$66,134
Rest of world	15,348	7,483
Total long‑lived assets	$78,024	$73,617

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
Income tax benefit from the three months ended March 31, 2018 was $14,072 on pre-tax losses of $26,228. The Company recognized income tax expense of $1,434 on pre-tax losses of $18,849 for the three months ended March 31, 2017. The income tax rate for the three months ended March 31, 2018 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also the recognition of a $14,725 deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition. The income tax rate for the three months ended March 31, 2017 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.
The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 54% and negative 8%, respectively.
In December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly impacted the future ongoing U.S. corporate income tax by lowering the U.S. corporate income tax rates from 34% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system, among other changes. The reduction of the U.S. corporate tax rate required us to revalue our U.S. deferred tax assets and liabilities to the recently enacted federal rate of 21% in the period ended December 31, 2017 which resulted in a $87,621 reduction of certain of our US deferred tax assets which are offset by a full valuation allowance. This transitional impact also resulted in a deferred tax benefit of $2,024 in the period ended December 31, 2017 related to a reduction in a US deferred tax liability on certain long-lived acquired intangibles.
As part of the transition to the new territorial tax system, the Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. Based on the current evaluation of the company’s operations, no repatriation tax charge is anticipated due to negative earnings and profits in the Company’s foreign subsidiaries.
The Company continues to appropriately refine such amounts within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No. 118, which will continue through the end of 2018. In addition, further interpretations from U.S. Federal and state governments and regulatory organizations may change the accounting treatment of the provisional tax liability.
As of March 31, 2018, the amounts recorded for the Tax Act remain provisional for the repatriation tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes, among others.
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
During the three months ended March 31, 2017, the Company transferred certain intellectual property rights from its wholly owned subsidiary in Israel to the United States. Although the transfer of intellectual property rights between consolidated entities did not result in any gain in the consolidated statements of operations, the transfer did result in a taxable gain in Israel. In the Company’s financial statements ending before January 1, 2018, taxes incurred related to the intercompany transaction have been treated as a prepaid tax asset in the Company’s consolidated balance sheet and were being amortized to income tax expense over the life of the intellectual property. Effective January 1, 2018, pursuant to the Company’s prospective adoption of ASU 2016-16, the Company’s remaining prepaid tax asset of $3,216 was recorded as an increase to accumulated deficit.
As of March 31, 2018, the Company’s gross uncertain tax benefits totaled $14,497, excluding related accrued interest and penalties of $325. As of March 31, 2018, $5,267 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the three months ended March 31, 2018, the Company’s gross uncertain tax benefits increased $636. The increase is comprised of a $671 increase for tax positions taken in the current period, offset by a $20 decrease for tax positions taken in prior periods and a $15 decrease related to statute of limitation expirations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2017 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Proofpoint is a leading next generation cybersecurity company that enables large and mid-sized organizations worldwide to protect their employees from advanced threats and compliance risks. Our security and compliance platform is comprised of an integrated suite of advanced threat protection, information protection, and brand protection solutions. These capabilities include email protection and authentication, advanced threat protection, data loss prevention, email encryption, SaaS application protection, response orchestration and automation, digital risk, web browser isolation, archiving, eDiscovery, supervision, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies - including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments to address today’s rapidly changing threat and compliance landscape.
Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, instant messaging, social media and other cloud-applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We address four important problems for the enterprise:

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
Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. We offer various training and professional services for those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data. In some cases, we provide a hardware appliance to those customers that elect to host elements of our solution behind their firewall. Increasing adoption of virtualization in the data center has led to a decline in the sales of our hardware appliances and a shift towards our software-based virtual appliances, which are delivered as a download via the Internet. Our hardware and services offerings carry lower margins and are provided as a courtesy to our customers. We expect the overall proportion of revenue derived from the hardware and services offerings to generally remain below 5% of our total revenue.
Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 59% for the three months ended March 31, 2018 as compared to the prior year period, representing 18% of our total revenue for the period. One partner accounted for 12% of our total revenue for the three months ended March 31, 2018 and 2017, although the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partner’s sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.
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
Sales and marketing is our largest expense and hence a significant contributing factor to our operating losses. We believe that our opportunity to improve our return on investment on sales and marketing costs relies primarily on our ongoing ability to cost-effectively renew our business with existing customers, thereby lowering our overall sales and marketing costs as a percentage of revenue as the mix of revenue derived from this more profitable renewal activity increases over time. Therefore, we anticipate that our initial significant investments in sales and marketing activities will, over time, generate a larger base of more profitable customers. Cost of subscription revenue is also a significant expense for us, and we expect to continue to build on the improvements over the past years, such as in replacing third-party technology with our proprietary technology and improving the utilization of our fixed investments in equipment and infrastructure, in order to provide the opportunity for improved subscription gross margins over time. Although we plan to continue enhancing our solutions, we intend to lower our rate of investment in research and development as a percentage of revenue over time by deriving additional revenue from our existing solutions rather than by adding entirely new categories of solutions. In addition, as personnel costs are one of the primary drivers of the increases in our operating expenses, we plan to reduce our historical rate of headcount growth over time.
Key Metrics
We regularly review a number of metrics, including the following key metrics presented in the table below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Many of these key metrics, such as non-GAAP gross margin, billings and free cash flow, are non-GAAP measures. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

	Three Months ended March 31,
	2018	2017
	(in thousands)
Total revenue	$162,461	$115,635
Growth	40%	44%
Gross margin percentage	71%	72%
Non-GAAP gross margin	77%	77%
Billings (non-GAAP)	$186,222	$137,447
Growth	35%	40%
Free cash flow (non-GAAP)	$26,383	$28,218
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
The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
	(in thousands)
GAAP gross profit	$115,404	$83,259
GAAP gross margin	71%	72%
Plus:
Stock-based compensation expense	4,042	2,815
Intangible amortization expense	5,776	3,188
Non-GAAP gross profit	$125,222	$89,262
Non-GAAP gross margin	77%	77%
Billings
We have included billings, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to manage our business and monitor our near term cash flows. We define billings as revenue recognized plus the change in deferred revenue and customer prepayments less unbilled accounts receivable from the beginning to the end of the period, but excluding additions to deferred revenue from acquisitions. We have provided reconciliation between total revenue, the most directly comparable GAAP financial measure, and billings. Accordingly, we believe that billings provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end. Customer prepayments represent billed amounts for which the contract can be terminated and the customer has a right of refund. Unbilled accounts receivable represent amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for subscription software already delivered and professional services already performed, but billed in arrears and for which we believe we have an unconditional right to payment.
The following table presents the reconciliation of total revenue to billings for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
	(in thousands)
Total revenue	$162,461	$115,635
Deferred revenue and customer prepayments
Ending	470,195	318,029
Beginning	431,371	295,996
Net change	38,824	22,033
Unbilled accounts receivable
Ending	966	707
Beginning	603	486
Net change	(363)	(221)
Less: deferred revenue contributed by acquisitions	(14,700)	—
Billings	$186,222	$137,447

Free cash flow
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

	Three Months ended March 31,
	2018	2017
	(in thousands)
GAAP cash flow provided by operating activities:	$34,922	$40,469
Less:
Purchases of property and equipment	(8,539)	(12,251)
Non-GAAP free cash flow	$26,383	$28,218

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes accordingly.
We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred commissions, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessment of goodwill, intangible assets and other long-lived assets, loss contingency, and recognition and measurement of current and deferred income taxes have the greatest potential impact on our accompanying Condensed Consolidated Financial Statements, and consider these to be our critical accounting estimates. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2017 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except for accounting policies related to the adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policies resulting from the adoption of ASC 606.
Components of Our Results of Operations
Revenue
We derive our revenue primarily through the license of various solutions and services on our security-as-a-service platform on a subscription basis, supplemented by the sales of training, professional services and hardware depending upon our customers’ requirements.
Subscription. We license our platform and its associated solutions and services on a subscription basis. The fees are charged on a per user, per year basis. Subscriptions are typically one to three years in duration. We invoice our customers upon signing for the entire term of the contract. The invoiced non-cancellable amounts billed in advance are treated as deferred revenue on the balance sheet and are recognized ratably, in accordance with the appropriate revenue recognition guidelines, over the term of the contract. We also derive a portion of our subscription revenue from the license of our solutions to strategic partners. We bill these strategic partners monthly. We expect our subscription revenue will continue to grow and remain above 95% of our total revenue.
Hardware and services. We provide hardware appliances as a convenience to our customers and as such it represents a small part of our business. Our solutions are designed to be implemented, configured and operated without the need for any training or professional services. For those customers that seek to develop deeper expertise in the use of our solutions or would like assistance with complex configurations or the importing of data, we offer various training and professional services. We typically invoice the customer for hardware at the time of shipment. We typically invoice customers for services at the time the order is placed and recognize this revenue as the services are performed. On occasion, customers may retain us for special projects such as archiving import and export services; these types of services are recognized upon completion of the project. We expect the overall proportion of revenue derived from hardware and service offerings to generally remain below 5% of our total revenue.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business. Our headcount has increased 30% from December 31, 2016 to December 31, 2017. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.
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
Income Taxes
For most of the prior years, our income tax expense or benefit were primarily related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we had not historically recorded a provision for federal income taxes. However, in the year ended December 31, 2017, we recognized $0.2 million of deferred tax benefit in the U.S. related to amortization of tax goodwill on business acquisitions and $12.3 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Cloudmark, Inc. and WebLife Balance, Inc. business acquisitions. For the three months ended March 31, 2018, we recognized $14.7 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat Security Technologies, Inc. acquisition. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.
Recent Accounting Pronouncements
Refer to Note 1 “The Company and Summary of Significant Accounting Policies” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Results of Operations
The following table is a summary of our consolidated statements of operations and results of operations as a percentage of our total revenue for those periods.

	Three Months ended March 31,
	2018		2017
	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$158,787	98%	$113,091	98%
Hardware and services	3,674	2	2,544	2
Total revenue	162,461	100	115,635	100
Cost of revenue:
Subscription	42,198	26	28,321	24
Hardware and services	4,859	3	4,055	4
Total cost of revenue	47,057	29	32,376	28
Gross profit	115,404	71	83,259	72
Operating expense:
Research and development	43,732	27	29,606	26
Sales and marketing	77,897	48	55,920	48
General and administrative	17,525	10	10,487	9
Total operating expense	139,154	85	96,013	83
Operating loss	(23,750)	(14)	(12,754)	(11)
Interest expense	(2,821)	(2)	(5,966)	(5)
Other income (expense), net	343	—	(129)	—
Loss before income taxes	(26,228)	(16)	(18,849)	(16)
Benefit from (provision for) income taxes	14,072	9	(1,434)	(1)
Net loss	$(12,156)	(7)%	$(20,283)	(17)%
Comparison of the three months ended March 31, 2018 and 2017:
Revenue

	Three Months ended March 31,
	2018	2017	% Change
	(in thousands)
Revenue
Subscription	$158,787	$113,091	40%
Hardware and services	3,674	2,544	44%
Total revenue	$162,461	$115,635	40%
Subscription revenue for the three months ended March 31, 2018 increased $45.7 million, or 40%, as compared to the corresponding period last year. The increase was primarily due to a $35.9 million increase in subscription revenue contributed from the United States. To a lesser extent, for the same period, there was an increase of $9.8 million in revenue contributed from international locations. The increase in subscription revenue was due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%. Additionally, the revenue recognized from acquired deferred revenue related to the Company’s acquisitions was $5.6 million in the three months ended March 31, 2018.

Hardware and services revenue for the three months ended March 31, 2018 increased $1.1 million, or 44%, as compared to the corresponding period last year, primarily due to higher revenue from professional services.
Cost of Revenue

	Three Months ended March 31,
	2018	2017	% Change
	(in thousands)
Cost of revenue
Subscription	$42,198	$28,321	49%
Hardware and services	4,859	4,055	20%
Total cost of revenue	$47,057	$32,376	45%
Cost of subscription revenue for the three months ended March 31, 2018 increased $13.9 million, or 49%, as compared to the corresponding period last year. The increase was primarily due to an increase in operations-related expenses of $9.0 million, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Support-related expenses increased $2.9 million, primarily due to higher headcount related costs. Data center costs increased $1.9 million, primarily due to subscription revenue growth in our cloud-based solutions.
Cost of hardware and services revenue for the three months ended March 31, 2018 increased $0.8 million, or 20%, as compared to the corresponding period last year, primarily due to an increase in professional service costs of $0.8 million as our headcount increased.
Operating Expenses

	Three Months ended March 31,
	2018	2017	% Change
	(in thousands)
Research and development	$43,732	$29,606	48%
Percent of total revenue	27%	26%
Research and development expenses increased $14.1 million, or 48%, for the three months ended March 31, 2018, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $11.6 million. Corporate and facilities expenses increased $2.1 million due to higher headcount.

	Three Months ended March 31,
	2018	2017	% Change
	(in thousands)
Sales and marketing	$77,897	$55,920	39%
Percent of total revenue	48%	48%
Sales and marketing expenses increased $22.0 million, or 39%, for the three months ended March 31, 2018, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $16.1 million, which include increases in stock-based compensation expense of $3.6 million. Corporate and facilities expenses increased $1.5 million due to higher headcount. Travel expenses increased $1.7 million for the three months ended March 31, 2018, as compared to the same periods last year. Intangible amortization expense increased $1.5 million primarily due to the business acquisitions made at the end of 2017 and in the first quarter of 2018 (see Note 3 “Acquisitions”). Additionally, expense for lead generation, trade shows, advertising and other initiatives increased $0.9 million.

	Three Months ended March 31,
	2018	2017	% Change
	(in thousands)
General and administrative	$17,525	$10,487	67%
Percent of total revenue	10%	9%
General and administrative expenses increased $7.0 million, or 67%, for the three months ended March 31, 2018, as compared to the corresponding period last year. Personnel-related expenses increased $3.3 million due to higher headcount, acquisition-related expenses increased $2.6 million due to a $1.4 million gain from the change in fair value of acquisition-related contingent consideration recorded in the first quarter of 2017, and a $1.2 million acquisition-related expense incurred in the first quarter of 2018 due to recent business acquisitions made. Additionally, corporate and outside service fees increased approximately $0.6 million.
Interest Expense

	Three Months ended March 31,
	2018	2017	% Change
	(in thousands)
Interest expense	$(2,821)	$(5,966)	(53)%
The decrease in interest expense for the three months ended March 31, 2018, as compared to the same period last year, was primarily due to conversion of the 1.25% Notes in 2017.
Other Income (Expense), Net

	Three Months ended March 31,
	2018	2017	% Change
	(in thousands)
Other income (expense), net	$343	$(129)	366%
Other income (expense), net, changed $0.5 million, for the three months ended March 31, 2018, as compared to the corresponding period last year, primarily due to fluctuations in foreign currency exchange rates.
Benefit From (Provision For) Income Taxes

	Three Months ended March 31,
	2018	2017	% Change
	(in thousands)
Benefit from (provision for) income taxes	$14,072	$(1,434)	1,081%
The benefit from provision for income taxes changed $15.5 million for the three months ended March 31, 2018, primarily due to a $14.7 million deferred tax benefit in the U.S. related to changes in our valuation allowance resulting from the Wombat business acquisition, and a $0.8 million decrease in deferred tax expense in the U.S. related to amortization of tax goodwill on business acquisitions.
Liquidity and Capital Resources
As of March 31, 2018, we had $101.4 million in cash and cash equivalents and $15.8 million in short-term investments, for a total of $117.2 million. See Note 7 “Convertible Senior Notes” to the condensed consolidated financial statements for discussion of the 0.75% Notes.
As of March 31, 2018, we had approximately $5.6 million of cash and cash equivalents at our foreign subsidiaries. We estimated that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$34,922	$40,469
Net cash (used in) provided by investing activities	$(202,100)	$10,582
Net cash used in financing activities	$(17,932)	$(14,759)
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
Net cash provided by operating activities in the three months ended March 31, 2018 was $34.9 million, as compared to $40.5 million provided in the three months ended March 31, 2017. The decrease of $5.5 million was primarily due to:

•	A decrease in accounts receivable change of $11.6 million due to the timing of payments;

•	A decrease in accrued liabilities change of $11.9 million due to the timing of compensation and other payments;

•	An increase in benefit from deferred income taxes of $12.5 million primarily due to a decrease in valuation allowance due to the business acquisitions made;

•	A $2.4 million decrease in amortization of debt issuance costs and accretion of debt discount primarily due to the 1.25% Senior Convertible Notes fully converted into common stock by the end of 2017.
The decrease was partially offset by:

•	A $8.1 million decrease in net loss;

•	An increase in amortization of intangible assets of $4.0 million due to acquired businesses, and an increase in depreciation of fixed assets of $2.2 million due to an increase in capital expenditures;

•
Stock-based compensation expense increased $8.7 million due to the increase in headcount, grants made and $1.6 million attributed to post-combination expense in the Wombat acquisition (see Note 3 “Acquisitions”);

•
A $4.0 million change in non-current assets primarily due to a prepaid tax balance decrease due to the adoption of ASU 2016-16 (see Note 1 “The Company and Summary of Significant Accounting Policies”);

•	A $6.6 million increase in accounts payable change due to the timing of payments.

Net Cash Flows Used in Investing Activities
Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Net cash used in investing activities was $202.1 million in the three months ended March 31, 2018, as compared to $10.6 million provided by in the three months ended March 31, 2017. The increase in cash used of $212.7 million was primarily due to due to an increase in business acquisition cost of $223.8 million, a $1.4 million decrease in maturities of short-term investments, a $2.0 million decrease in escrow receipts related to the Return Path acquisition in 2016, and a $1.1 million increase in cash spent to acquire short-term investments, partially offset by a $3.7 million decrease in capital expenditures and a 11.9 million increase from sales of short-term investments.
Net Cash Flows Used in Financing Activities
Net cash used in financing activities was $17.9 million in the three months ended March 31, 2018 as compared to $14.8 million used in the three months ended March 31, 2017. The increase in cash used of $3.2 million was primarily due to a $5.5 million increase in withholding taxes paid related to restricted stock net share settlement, partially offset by a $2.0 million decrease in contingent consideration payment and a $0.4 million increase in proceeds from common stock issuance related to employee stock plans.
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
Contractual Obligations and Commitments
There were no material changes outside the ordinary course of business during the three months ended March 31, 2018 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $117.2 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
As of March 31, 2018, we had an outstanding balance of $230.0 million aggregate principal amount of the 0.75% Convertible Senior Notes due 2020 (see Note 7 “Convertible Senior Notes” to the accompanying Condensed Consolidated Financial Statements). We carry the notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying condensed consolidated balance sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.
Foreign Currency Risk
The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company had $0.3 million foreign currency transaction gain for the three months ended March 31, 2018 and $0.1 million loss for the three months ended March 31, 2017. Transaction gains and losses are included in other income (expense), net.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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
We have incurred net losses in every year since our inception, including net losses of $12.2 million and $20.3 million for the three months ended March 31, 2018 and 2017, respectively. As a result, we had an accumulated deficit of $503.8 million as of March 31, 2018. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.
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
Because our solutions are complex, undetected errors, failures or bugs may occur, especially when solutions are first introduced or when new versions or updates are released, or when we introduce an acquired company’s products of services, despite our efforts to test those solutions and enhancements prior to release. This includes not only vulnerabilities that are specific to our solutions, but also vulnerabilities that impact the third-party or open source software that we use or the hardware that we rely on for our solutions. We may not be able to correct defects, errors, vulnerabilities or failures promptly, or at all.
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
We also face competition from large technology companies, such as Google Inc., Micro Focus International plc and Microsoft Corporation. These companies are increasingly developing and incorporating into their products features that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies like Barracuda Networks, Inc. and Mimecast Ltd that specialize in particular segments of the markets in which we compete.
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
In addition, as of March 31, 2018, we had $630.2 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.
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
As of March 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2019 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2018. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.
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
In June 2015, we completed an offering of $230.0 million aggregate principal amount of 0.75% convertible senior notes due 2020 (the “0.75% Notes”). As a result of this convertible notes offering, we incurred $230.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2020, or, upon the occurrence of a make-whole fundamental change (as defined in the indentures). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

2.1	+	Agreement and Plan of Merger dated February 2, 2018 by and among Proofpoint, Inc., Wales Acquisition Sub Corp., Wombat Security Technologies, Inc., and Shareholder Representative Services LLC
10.1		Offer Letter to Darren Lee from the Registrant, dated December 19, 2011	10-K	001-35506	February 26, 2015	10.13
31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.
___________________________
+ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Proofpoint, Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.
* Filed herewith
**These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Proofpoint, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 3, 2018.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)