Form 10-Q
period 2018-06-30
PROOFPOINT INC
filed 2018-08-02
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 001-35506

PROOFPOINT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0414846
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
892 Ross Drive Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 20, 2018: 51,272,010 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$114,225	$286,072
Short-term investments	19,832	45,526
Accounts receivable, net	140,644	107,696
Inventory	400	730
Deferred product costs	1,727	1,541
Deferred commissions	29,711	26,249
Prepaid expenses and other current assets	22,349	18,669
Total current assets	328,888	486,483
Property and equipment, net	75,941	73,617
Long-term deferred product costs	326	259
Goodwill	460,592	297,704
Intangible assets, net	158,355	95,602
Long-term deferred commissions	53,712	51,954
Other assets	6,088	12,813
Total assets	$1,083,902	$1,018,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,229	$12,271
Accrued liabilities	62,404	65,503
Capital lease obligations	35	34
Deferred rent	799	586
Deferred revenue	426,090	364,521
Total current liabilities	506,557	442,915
Convertible senior notes	204,011	197,858
Long-term capital lease obligations	38	55
Long-term deferred rent	3,950	4,102
Other long-term liabilities	7,162	11,069
Long-term deferred revenue	65,147	63,318
Total liabilities	786,865	719,317
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 51,189 and 50,325 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	835,156	787,572
Accumulated other comprehensive loss	(1)	(9)
Accumulated deficit	(538,123)	(488,453)
Total stockholders’ equity	297,037	299,115
Total liabilities and stockholders’ equity	$1,083,902	$1,018,432

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription	$169,019	$118,703	$327,806	$231,794
Hardware and services	2,856	3,738	6,530	6,282
Total revenue	171,875	122,441	334,336	238,076
Cost of revenue:(1)(2)
Subscription	45,618	30,363	87,816	58,684
Hardware and services	5,154	4,130	10,013	8,185
Total cost of revenue	50,772	34,493	97,829	66,869
Gross profit	121,103	87,948	236,507	171,207
Operating expense:(1)(2)
Research and development	47,527	32,306	91,259	61,912
Sales and marketing	84,911	60,126	162,808	116,046
General and administrative	19,029	12,348	36,554	22,835
Total operating expense	151,467	104,780	290,621	200,793
Operating loss	(30,364)	(16,832)	(54,114)	(29,586)
Interest expense	(3,187)	(5,848)	(6,008)	(11,814)
Other (expense) income, net	(633)	184	(290)	55
Loss before income taxes	(34,184)	(22,496)	(60,412)	(41,345)
(Provision for) benefit from income taxes	(114)	(999)	13,958	(2,433)
Net loss	$(34,298)	$(23,495)	$(46,454)	$(43,778)
Net loss per share, basic and diluted	$(0.67)	$(0.54)	$(0.92)	$(1.00)
Weighted average shares outstanding, basic and diluted	50,935	43,890	50,721	43,562

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$3,448	$2,863	$6,899	$5,239
Cost of hardware and services revenue	$571	$469	$1,162	$908
Research and development	$9,986	$7,744	$20,021	$14,794
Sales and marketing	$12,382	$8,230	$23,884	$16,127
General and administrative	$7,410	$5,198	$12,903	$9,810

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$7,244	$3,189	$13,020	$6,377
Research and development	$15	$15	$30	$30
Sales and marketing	$3,982	$949	$6,397	$1,916

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(34,298)	$(23,495)	$(46,454)	$(43,778)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	1	—	8	4
Comprehensive loss	$(34,297)	$(23,495)	$(46,446)	$(43,774)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(46,454)	$(43,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,878	19,147
Stock-based compensation	64,869	46,878
Change in fair value of contingent consideration	(79)	(1,730)
Amortization of debt issuance costs and accretion of debt discount	6,153	10,888
Amortization of deferred commissions	16,708	13,275
Deferred income taxes	(14,896)	(1,974)
Other	820	139
Changes in assets and liabilities:
Accounts receivable	(23,025)	(2,746)
Inventory	330	101
Deferred product costs	(253)	359
Deferred commissions	(21,929)	(17,623)
Prepaid expenses	(2,614)	(1,686)
Other current assets	1,657	260
Long-term assets	350	(3,710)
Accounts payable	4,210	(1,374)
Accrued liabilities	(4,498)	4,565
Deferred rent	61	824
Deferred revenue	48,698	45,140
Net cash provided by operating activities	64,986	66,955
Cash flows from investing activities
Proceeds from maturities of short-term investments	37,432	56,081
Proceeds from sales for short-term investments	11,931	—
Purchase of short-term investments	(23,694)	(41,360)
Purchase of property and equipment	(16,611)	(22,867)
Receipt from escrow account	555	4,620
Acquisition of business, net of cash acquired	(223,786)	—
Net cash used in investing activities	(214,173)	(3,526)
Cash flows from financing activities
Proceeds from issuance of common stock	13,001	13,218
Withholding taxes related to restricted stock net share settlement	(34,640)	(25,122)
Repayments of equipment loans and capital lease obligations	(16)	(16)
Contingent consideration payment	(555)	(4,620)
Net cash used in financing activities	(22,210)	(16,540)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(213)	575
Net (decrease) increase in cash, cash equivalents and restricted cash	(171,610)	47,464
Cash, cash equivalents and restricted cash
Beginning of period	286,660	345,537
End of period	$115,050	$393,001
Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment and asset retirement obligations	$3,850	$6,275
Liability awards converted to equity	$8,870	$8,307

	June 30, 2018	June 30, 2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$114,225	$392,886
Restricted cash included in prepaid expenses and other current assets	337	83
Restricted cash included in other non-current assets	488	32
Total cash, cash equivalents and restricted cash	$115,050	$393,001

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. Certain prior period amounts have been adjusted due to the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”). Refer to Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” for more information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for other interim periods or for future years.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of June 30, 2018.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and six months ended June 30, 2018 and 2017.

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

In October 2016, FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the requirement to defer the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party. Therefore, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 has been applied on a modified retrospective basis starting January 1, 2018. As a result of the adoption, the Company’s long-term assets decreased and accumulated deficit increased by $3,216 as of January 1, 2018, the date of adoption.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the potential cash settlement of the Company's convertible senior notes. If the Company elects to cash settle its convertible senior notes (see Note 7 “Convertible Senior Notes”), repayment of the principal amounts will be bifurcated between (i) cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and (ii) financing activities for the remainder. See Note 7 “Convertible Senior Notes” regarding timing of settlement. The Company adopted ASU 2016-15 on January 1, 2018 with no impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its consolidated financial statements.

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

2. Revenue, Deferred Revenue and Deferred Contract Costs

Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Under this method, the Company is presenting the consolidated financial statements as of December 31, 2017, and for the three and six months ended June 30, 2017, as if ASC 606 had been effective for those periods. The most significant impact of the standard related to i) the timing of revenue recognition for contracts related to certain on-premise offerings, in which the Company granted customers the right to deploy its subscription software on the customers’ own servers. For these contracts, the Company is required to recognize as revenue a significant portion of the contract price upon delivery of the software compared to the previous practice of recognizing the entire contract price ratably over a subscription period; and ii) the timing of revenue recognition in instances when all revenue recognition criteria were not met until after the start date of the subscription. Previously these amounts were recognized prospectively over the remaining contract term, while under ASC 606, the Company is required to recognize revenue on a cumulative catch-up basis for amounts earned up to the time all revenue recognition criteria have been met. In addition, iii) certain contract acquisition costs such as sales commissions are being amortized over an expected benefit period that is longer than the Company’s previous policy of amortizing the deferred amounts over the specific revenue contract term for the associated contract.

The Company applied ASC 606 using two practical expedients: 1) for the reporting periods presented before January 1, 2018, the Company won’t disclose the amount of the transaction price allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue; 2) the Company won’t disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected length of one year or less.

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows:

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Assets
Accounts receivable, net	$109,325	$(1,629)	$107,696
Deferred commissions, current	$27,144	$(895)	$26,249
Long-term deferred commissions	$5,811	$46,143	$51,954
Liabilities
Accrued liabilities	$63,926	$1,577	$65,503
Deferred revenue	$381,915	$(17,394)	$364,521
Long-term deferred revenue	$69,873	$(6,555)	$63,318
Stockholders’ Equity
Accumulated deficit	$(554,444)	$65,991	$(488,453)

Select unaudited condensed consolidated statements of operations line items, which reflect the adoption of the new standard, are as follows:

	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$118,928	$(225)	$118,703
Hardware and services	3,401	337	3,738
Total revenue	$122,329	$112	$122,441
Gross profit	$87,836	$112	$87,948
Operating expense:
Sales and marketing	$62,454	$(2,328)	$60,126
Operating loss	$(19,272)	$2,440	$(16,832)
Net loss	$(25,935)	$2,440	$(23,495)
Net loss per share, basic and diluted	$(0.59)	$0.05	$(0.54)

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$229,853	$1,941	$231,794
Hardware and services	5,726	556	6,282
Total revenue	$235,579	$2,497	$238,076
Gross profit	$168,710	$2,497	$171,207
Operating expense:
Sales and marketing	$121,186	$(5,140)	$116,046
Operating loss	$(37,223)	$7,637	$(29,586)
Net loss	$(51,415)	$7,637	$(43,778)
Net loss per share, basic and diluted	$(1.18)	$0.18	$(1.00)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new standard are as follows:

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(51,415)	$7,637	$(43,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	$—	$13,275	$13,275
Changes in assets and liabilities:
Accounts receivable	$(2,725)	$(21)	$(2,746)
Deferred commissions	$791	$(18,414)	$(17,623)
Accrued liabilities	$4,014	$551	$4,565
Deferred revenue	$48,168	$(3,028)	$45,140
Net cash provided by operating activities	$66,955	$—	$66,955

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

•

Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company recognizes revenue when control of the services or products are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company records its revenue net of any value added or sales tax.

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

Payment terms on invoiced amounts are typically 30 to 45 days.

Disaggregation of Revenue

The Company derives its revenue primarily from: (1) subscription service revenue; (2) subscription software revenue, and (3) hardware and services, which include professional service and training revenue provided to customers related to their use of the platform.

The following table presents the Company’s revenue disaggregation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Subscription service revenue	$165,365	$115,811	$317,985	$224,137
Subscription software revenue	3,654	2,892	9,821	7,657
Hardware and services	2,856	3,738	6,530	6,282
Total revenue	$171,875	$122,441	$334,336	$238,076

Subscription service revenue

Subscription service revenue is derived from a subscription-based enterprise licensing model with contract terms typically ranging from one to three years, and consists of (1) subscription fees from the licensing of the Company’s security-as-a-service platform and it’s various components, (2) subscription fees for software with support and related future updates where the software updates are critical to the customers’ ability to derive benefit from the software due to the fast changing nature of the technology. These function together as one performance obligation, and (3) subscription fees for the right to access the Company’s customer support services for software with significant standalone functionality and support services for hardware. The hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Support revenue is derived from ongoing security updates, upgrades, bug fixes, and maintenance. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to subscription service revenue is generally recognized on a straight-line basis over the contract term beginning on the date access is provided, as long as other revenue recognition criteria have been met. Most of the company’s contracts are non-cancelable over the contract term. Customers typically have the right to terminate their contract for cause if the Company fails to perform in accordance with the contractual terms. Some of the Company’s customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the Company’s SSP and, as such, would not result in a separate performance obligation.

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $1,090 and $603 as of June 30, 2018 and December 31, 2017.

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

For the three and six months ended June 30, 2018, the Company capitalized $12,715 and $21,929 of commission costs, respectively, and amortized $8,334 and $16,708, respectively. For the three and six months ended June 30, 2017, the Company capitalized $10,874 and $17,623, respectively, of commission costs, respectively, and amortized $6,666 and $13,275, respectively.

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

For the three and six months ended June 30, 2018, the Company capitalized $758 and $1,436 of deferred product costs, respectively, and amortized $611 and $1,183, respectively. For the three and six months ended June 30, 2017, the Company capitalized $600 and $1,164 of deferred product costs, respectively, and amortized $869 and $1,523, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $149,817 and $237,395 of revenue during the three and six months ended June 30, 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $101,114 and $165,210 of revenue during the three and six months ended June 30, 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $2,091 and $2,584 of revenue during the three and six months ended June 30, 2018, respectively, related to the performance obligations satisfied in prior periods. The Company recognized $1,054 and $1,034 of revenue during the three and six months ended June 30, 2017, respectively, related to the performance obligations satisfied in prior periods.

The acquisition of Wombat Securities, Inc. (see Note 3 “Acquisitions”) on February 28, 2018, increased deferred revenue by $14,700, of which $6,720 was recognized in the six month period ended June 30, 2018.

Remaining performance obligations

Contracted revenue as of June 30, 2018 that has not yet been recognized (“contracted not recognized”) was  $389,492, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 62% of contracted and not recognized revenue to be recognized over the next twelve months, 37% in years two and three, with the remaining balance recognized thereafter.

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

2018 Acquisitions

Wombat Security Technologies, Inc.

On February 28, 2018 (the “Wombat Acquisition Date”), pursuant to the terms of the merger agreement, the Company acquired all shares of Wombat Security Technologies, Inc. (“Wombat”), a leader for phishing simulation and security awareness computer-based training. By collecting data from Wombat’s PhishAlarm solution, the Company has access to data on phishing campaigns as seen by non-Company customers, providing broader visibility and insight to the Proofpoint Nexus platform.

With this acquisition, the Company’s customers can leverage the industry’s first solution combining the Company’s advanced threat protection with Wombat’s phishing simulation and computer-based security awareness training. With the combined solutions, the Company’s customers can:

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

At the Wombat Acquisition Date, the consideration transferred was $225,366, net of cash acquired of $13,452. Of the consideration transferred, $22,500 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $719 in acquisition-related costs which were recorded within operating expenses for the six months ended June 30, 2018. The Company recorded $10,283 in revenue from Wombat for the six months ended June 30, 2018, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Per the terms of the merger agreement, unvested in-the-money stock options held by Wombat employees were canceled and paid off using the same amount per option as for the common share less applicable exercise price for each option. The fair value of $1,580 of these unvested options was attributed to pre-combination service and included in consideration transferred. The fair value of unvested options of $1,571 was allocated to post-combination services and expensed in the three months ended March 31, 2018. Also, as part of the merger agreement, 51 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $5,458 (see Note 8 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

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

Per the terms of the merger agreement, unvested stock options and unvested restricted stock units held by Cloudmark employees were canceled and exchanged for the Company’s unvested stock options and unvested restricted stock units, respectively. The fair value of $91 of these unvested awards was attributed to pre-combination services and included in consideration transferred. The fair value of $1,180 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company, and $1,180 will be recognized ratably as stock-based compensation expense over the required remaining service period.

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

Per the terms of the merger agreement, unvested stock options held by WebLife employees were canceled and exchanged for the Company’s unvested awards. The fair value of $333 of these unvested options was attributed to pre-combination service and included in consideration transferred. The fair value of $1,468 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company, and $1,468 will be recognized ratably as stock-based compensation expense over the required remaining service period. Also, as part of the merger agreement, 107 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $9,652 (see Note 8 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

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
	$49,043

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2018 and 2017 as though the Wombat acquisition had occurred as of January 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the acquisition such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisition and acquisition-related transaction costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$171,875	$131,691	$340,970	$255,792
Net loss	$(34,289)	$(26,830)	$(46,685)	$(53,360)
Basic and diluted net loss per share	$(0.67)	$(0.61)	$(0.92)	$(1.22)

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

June 30, 2018
Beginning balance as of December 31, 2017	$297,704
Acquisition during period	162,865
Purchase accounting adjustments	23
Closing balance	$460,592

Intangible assets, excluding goodwill, consisted of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$154,069	$(65,574)	$88,495	$118,869	$(52,554)	$66,315
Customer relationships	71,400	(10,092)	61,308	33,600	(5,918)	27,682
Trade names and patents	3,330	(1,095)	2,235	930	(825)	105
Order backlog	9,100	(2,783)	6,317	2,300	(800)	1,500
	$237,899	$(79,544)	$158,355	$155,699	$(60,097)	$95,602

Amortization of intangible assets expense was $11,241 and $4,153 for the three months ended June 30, 2018 and 2017, respectively, and $19,447 and $8,323 for the six months ended June 30, 2018 and 2017, respectively.

Future estimated amortization of intangible assets expense as of June 30, 2018 are presented below:

Year ending December 31,
2018, remainder	$21,710
2019	39,650
2020	34,566
2021	31,698
2022	13,501
Thereafter	17,230
$158,355

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2018 and December 31, 2017 and the classification by level of input within the fair value hierarchy:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$71,136	$71,136	$—	$—
Commercial paper	14,967	—	14,967	—
Corporate debt securities	1,000	—	1,000	—
Short-term investments:
Corporate debt securities	2,899	—	2,899	—
Commercial paper	16,933	—	16,933	—
Total financial assets	$106,935	$71,136	$35,799	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$231,828	$231,828	$—	$—
Commercial paper	7,995	—	7,995	—
U.S agency securities	1,996	—	1,996	—
Short-term investments:
Corporate debt securities	11,600	—	11,600	—
Commercial paper	27,939	—	27,939	—
U.S. agency securities	3,991	—	3,991	—
U.S. Treasury securities	1,996	—	1,996	—
Total financial assets	$287,345	$231,828	$55,517	$—

Liabilities
Acquisition-related contingent consideration liability	$634	$—	$—	$634

Based on quoted market prices as of June 30, 2018, the fair values of the 0.75% Convertible Senior Notes were approximately $332,350, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$—	$4,221	$634	$8,233
Payments during the period	—	(2,054)	(555)	(4,620)
Adjustments to fair value during the period recorded in general and administrative expenses	—	(284)	(79)	(1,730)
Ending balance	$—	$1,883	$—	$1,883

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

Investments

The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$27,122	$—	$—	$27,122
Money market funds	71,136	—	—	71,136
Corporate debt securities	1,000	—	—	1,000
Commercial paper	14,967	—	—	14,967
Total	$114,225	$—	$—	$114,225

Short-term investments:
Corporate debt securities	$2,899	$—	$—	$2,899
Commercial paper	16,933	—	—	16,933
Total	$19,832	$—	$—	$19,832

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,253	$—	$—	$44,253
Money market funds	231,828	—	—	231,828
Commercial paper	7,995	—	—	7,995
U.S. agency securities	1,996	—	—	1,996
Total	$286,072	$—	$—	$286,072

Short-term investments:
Corporate debt securities	$11,607	$—	$(7)	$11,600
Commercial paper	27,939	—	—	27,939
U.S. agency securities	3,992	—	(1)	3,991
U.S. Treasury securities	1,997	—	(1)	1,996
Total	$45,535	$—	$(9)	$45,526

As of June 30, 2018 and December 31, 2017, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three and six months ended June 30, 2018.

6. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under non-cancellable operating leases with various expiration dates through 2027.

Premises rent expense was $2,754 and $1,892 for the three months ended June 30, 2018 and 2017, respectively, and $5,375 and $3,671 for the six months ended June 30, 2018 and 2017, respectively.

Capital Lease

In July 2015, the Company entered into a lease agreement (the “July 2015 Lease”) to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. The lease is secured by fixed assets used in the Company’s office locations.

At June 30, 2018, future annual minimum lease payments under non-cancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2018, remainder	$20	$10,383
2019	37	17,657
2020	21	10,613
2021	—	5,558
2022	—	5,382
Thereafter	—	6,942
Total minimum lease payments	78	$56,535
Less: Amount representing interest	(5)
Present value of capital lease obligations	73
Less: current portion	(35)
Long-term portion of capital lease obligations	$38

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

7. Convertible Senior Notes

0.75% Convertible Senior Notes due June 2020

On June 17, 2015, the Company issued $200,000 principal amount of 0.75% Convertible Senior Notes (the “0.75% Notes”) due 2020 in a private offering to qualified institutional buyers (“Holders”) pursuant to Rule 144A under the Securities Act of 1934, as amended (the “Securities Act”). The initial Holders of the 0.75% Notes also had an option to purchase an additional $30,000 in principal amount which was exercised in full. The net proceeds after the agent’s discount and issuance costs of $6,581 from the 0.75% Notes offering were approximately $223,419. The Company uses the net proceeds for working capital and general corporate purposes, which may include funding the Company’s operations, capital expenditures, and potential acquisitions of businesses, products or technologies. The 0.75% Notes bear interest at 0.75% per year, payable semi-annually in arrears every June 15 and December 15, beginning on December 15, 2015.

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

At the Company’s option, on or after June 20, 2018, the Company was able to redeem all or a portion of the 0.75% Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions.

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

The following tables presents the carrying values of the 0.75% Notes as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Liability component:
Principal	$230,000	$230,000
Less: debt discount and issuance costs, net of amortization	(25,989)	(32,142)
Net carrying amount	$204,011	$197,858
Equity component (1)	$54,049	$54,049

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

For the three and six months ended June 30, 2018 and 2017, the Company incurred the following interest expense related to the convertible senior notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense related to contractual interest coupon	$431	$1,060	$862	$2,120
Amortization of debt discount and issuance costs	3,100	5,484	6,153	10,888
	$3,531	$6,544	$7,015	$13,008

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

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of June 30, 2018, 4,652 shares were available for future grant. Restricted stock awards generally vest over a four-year period.

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

Stock Options

There were no options granted during the three and six months ended June 30, 2018 and 2017.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,040	$22.88	5.17	$134,511
Options exercised	(288)	14.81
Options forfeited and expired	(11)	50.48
Balance at June 30, 2018	1,741	$24.05	4.77	$158,844

The total intrinsic value of options exercised was $27,181 and $53,497 for the six months ended June 30, 2018 and 2017, respectively. Total cash proceeds from such option exercises were $4,276 and $7,112 for the six months ended June 30, 2018 and 2017, respectively.

The fair value of option grants that vested was $1,925 and $4,385 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the Company had unamortized stock-based compensation expense of $4,655 related to stock options that will be recognized over the average remaining vesting term of the options of 1.36 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2017	3,540	$71.77
Awards granted	1,265	117.47
Awards vested	(752)	62.66
Awards forfeited	(315)	86.88
Awarded and unvested at June 30, 2018	3,738	$87.79

As of June 30, 2018, there was $252,205 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.89 years.

The Company granted 166 and 177 PSUs in the six months ended June 30, 2018 and 2017, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $28,155 as of June 30, 2018.

Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus and other liability awards was $6,062 and $8,502 as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and 2017, 61 and 85 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $6,022 and $2,573 for the six months ended June 30, 2018 and 2017, respectively.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vested annually over a three-year period and were subject to continuous service and other conditions. The liability was settled with a variable number of shares of the Company’s common stock. During the six months ended June 30, 2018 and 2017, 20 and 29 shares, respectively, were vested and issued. The Company recognized $408 and $1,137 of stock-based compensation expense related to these liability awards in the six months ended June 30, 2018 and 2017, respectively. There are no outstanding liability awards as of June 30, 2018.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2018, there were 1,998 shares of the Company’s common stock available for future issuance under the ESPP.

As of June 30, 2018, the Company expects to recognize $621 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.4 years.

Restricted Stock and Deferred Shares

The Company granted 111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $1,432 of stock-based compensation expense in each of the six months ended June 30, 2018 and 2017. As of June 30, 2018, there was $3,804 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.

As part of the WebLife acquisition, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $1,197 of stock-based compensation in the six months ended June 30, 2018. As of June 30, 2018, there was $8,249 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $912 of stock-based compensation in the six months ended June 30, 2018. As of June 30, 2018, there was $4,546 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2018	June 30, 2017
Stock options to purchase common stock	1,741	2,407
Restricted stock units	3,738	3,319
Employee stock purchase plan	97	102
Common stock subject to repurchase	181	127
Bonus and other liability awards	53	56
1.25% Convertible senior notes	—	5,158
0.75% Convertible senior notes	2,831	2,831
Total	8,641	14,000

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

The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue by solution:
Advanced Threat	$129,208	$88,680	$252,821	$172,182
Compliance	42,667	33,761	81,515	65,894
Total revenue	$171,875	$122,441	$334,336	$238,076

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue:
United States	$140,504	$102,517	$274,160	$199,991
Rest of world	31,371	19,924	60,176	38,085
Total revenue	$171,875	$122,441	$334,336	$238,076

Long-lived assets by geographic area are presented below:

	June 30, 2018	December 31, 2017
Long-lived assets:
United States	$61,765	$66,134
Rest of world	14,176	7,483
Total long-lived assets	$75,941	$73,617

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

Income tax expense (benefit) from the three and six months ended June 30, 2018 was $114 and $(13,958) on pre-tax losses of $34,184 and $60,412, respectively. The Company recognized income tax expense of $999 and $2,433 on pre-tax losses of $22,496 and $41,345 for the three and six months ended June 30, 2017, respectively. The income tax rate for the three and six months ended June 30, 2018 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also the recognition of a $14,725 deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition. The income tax rate for the three and six months ended June 30, 2017 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 23% and negative 6%, respectively.

In December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly impacted the future ongoing U.S. corporate income tax by lowering the U.S. corporate income tax rates from 34% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system, among other changes. The reduction of the U.S. corporate tax rate required the Company to revalue its U.S. deferred tax assets and liabilities to the recently enacted federal rate of 21% in the quarter ended December 31, 2017 which resulted in a $87,621 reduction of certain of the Company’s US deferred tax assets which are offset by a full valuation allowance. This transitional impact also resulted in a deferred tax benefit of $2,024 in the quarter ended December 31, 2017 related to a reduction in a US deferred tax liability on certain long-lived acquired intangibles.

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

As of June 30, 2018, the amounts recorded for the Tax Act remain provisional for the repatriation tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes, among others.

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

During the three months ended March 31, 2017, the Company transferred certain intellectual property rights from its wholly owned subsidiary in Israel to the United States. Although the transfer of intellectual property rights between consolidated entities did not result in any gain in the consolidated statements of operations, the transfer did result in a taxable gain in Israel. In the Company’s financial statements ending before January 1, 2018, taxes incurred related to the intercompany transaction have been treated as a prepaid tax asset in the Company’s consolidated balance sheet and were being amortized to income tax expense over the life of the intellectual property. Effective January 1, 2018, pursuant to the Company’s modified prospective adoption of ASU 2016-16, the Company’s remaining prepaid tax asset of $3,216 was recorded as an increase to accumulated deficit.

As of June 30, 2018, the Company’s gross uncertain tax benefits totaled $14,922, excluding related accrued interest and penalties of $349. As of June 30, 2018, $5,045 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the six months ended June 30, 2018, the Company’s gross uncertain tax benefits increased $425. The increase is comprised of a $671 increase for tax positions taken in the current period, offset by a $209 decrease for tax positions taken in prior periods and a $37 decrease related to statute of limitation expirations.

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

12. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $958 to the 401(k) Plan during both three and six months ended June 30, 2018.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 57% for the three months ended June 30, 2018 as compared to the prior year period, representing 18% of our total revenue for the period. One partner accounted for 12% of our total revenue for the three months ended June 30, 2018 and 2017, although the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partner’s sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

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

While the majority of our current and prospective customers run their email systems on premises, we believe that there is a trend for large and mid-sized enterprises to migrate these systems to the cloud. While our current revenue derived from customers using cloud-based email systems continues to grow as a percentage of our total revenue, many of these cloud-based email solutions offer some form of threat protection and governance services, potentially mitigating the need for customers to buy these capabilities from third parties such as ourselves. We believe that we can continue to provide security, archiving, governance, and discovery solutions that are differentiated from the services offered by cloud-based email providers, and as such our platform will continue to be viewed as valuable to enterprises once they have migrated their email services to the cloud, enabling us to continue to derive revenue from this new trend toward cloud-based email deployment models.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Total revenue	$171,875	$122,441	$334,336	$238,076
Growth	40%	36%	40%	39%
Gross margin percentage	70%	72%	71%	72%
Non-GAAP gross margin	77%	77%	77%	77%
Billings (non-GAAP)	$197,871	$146,331	$384,093	$283,778
Growth	35%	44%	35%	42%
Free cash flow (non-GAAP)	$21,992	$15,870	$48,375	$44,088

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
GAAP gross profit	$121,103	$87,948	$236,507	$171,207
GAAP gross margin	70%	72%	71%	72%
Plus:
Stock-based compensation expense	4,019	3,332	8,061	6,147
Intangible amortization expense	7,244	3,189	13,020	6,377
Non-GAAP gross profit	$132,366	$94,469	$257,588	$183,731
Non-GAAP gross margin	77%	77%	77%	77%

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

The following table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total revenue	$171,875	$122,441	$334,336	$238,076
Deferred revenue and customer prepayments
Ending	496,315	341,687	496,315	341,687
Beginning	470,195	318,029	431,371	295,996
Net change	26,120	23,658	64,944	45,691
Unbilled accounts receivable
Ending	1,090	475	1,090	475
Beginning	966	707	603	486
Net change	(124)	232	(487)	11
Less: deferred revenue contributed by acquisitions	—	—	(14,700)	—
Billings	$197,871	$146,331	$384,093	$283,778

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
GAAP cash flow provided by operating activities:	$30,064	$26,486	$64,986	$66,955
Less:
Purchases of property and equipment	(8,072)	(10,616)	(16,611)	(22,867)
Non-GAAP free cash flow	$21,992	$15,870	$48,375	$44,088

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

Income Taxes

For most of the prior years, our income tax expense or benefit were primarily related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we had not historically recorded a provision for federal income taxes. However, in the year ended December 31, 2017, we recognized $0.2 million of deferred tax benefit in the U.S. related to amortization of tax goodwill on business acquisitions and $12.3 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Cloudmark, Inc. and WebLife Balance, Inc. business acquisitions. For the six months ended June 30, 2018, we recognized $14.7 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat Security Technologies, Inc. acquisition. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$169,019	98%	$118,703	97%	$327,806	98%	$231,794	97%
Hardware and services	2,856	2	3,738	3	6,530	2	6,282	3
Total revenue	171,875	100	122,441	100	334,336	100	238,076	100
Cost of revenue:
Subscription	45,618	27	30,363	25	87,816	26	58,684	25
Hardware and services	5,154	3	4,130	3	10,013	3	8,185	3
Total cost of revenue	50,772	30	34,493	28	97,829	29	66,869	28
Gross profit	121,103	70	87,948	72	236,507	71	171,207	72
Operating expense:
Research and development	47,527	28	32,306	26	91,259	27	61,912	26
Sales and marketing	84,911	49	60,126	49	162,808	49	116,046	49
General and administrative	19,029	11	12,348	10	36,554	11	22,835	9
Total operating expense	151,467	88	104,780	85	290,621	87	200,793	84
Operating loss	(30,364)	(18)	(16,832)	(13)	(54,114)	(16)	(29,586)	(12)
Interest expense	(3,187)	(2)	(5,848)	(5)	(6,008)	(2)	(11,814)	(5)
Other (expense) income, net	(633)	(0)	184	0	(290)	(0)	55	0
Loss before income taxes	(34,184)	(20)	(22,496)	(18)	(60,412)	(18)	(41,345)	(17)
(Provision for) benefit from income taxes	(114)	(0)	(999)	(1)	13,958	4	(2,433)	(1)
Net loss	$(34,298)	(20)%	$(23,495)	(19)%	$(46,454)	(14)%	$(43,778)	(18)%

Comparison of the three and six months ended June 30, 2018 and 2017:

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Revenue
Subscription	$169,019	$118,703	42%	$327,806	$231,794	41%
Hardware and services	2,856	3,738	(24)%	6,530	6,282	4%
Total revenue	$171,875	$122,441	40%	$334,336	$238,076	40%

Subscription revenue for the three and six months ended June 30, 2018 increased $50.3 million, or 42%, and $96.0 million, or 41%, respectively, as compared to the corresponding periods last year. The increases were primarily due to a $38.9 million and $74.8 million increase, respectively, in subscription revenue contributed from the United States. To a lesser extent, for the same period, there were increases of $11.4 million and $21.2 million, respectively, in revenue contributed from international locations. The increases in subscription revenue were due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%. Additionally, the revenue recognized from acquired deferred revenue related to the Company’s acquisitions was $7.2 million and $12.8 million in the three and six months ended June 30, 2018, respectively, as compared to $0.2 million and $0.6 million in the three and six months ended June 30, 2017.

Hardware and services revenue for the three months ended June 30, 2018 decreased $0.9 million, or 24%, as compared to the corresponding period last year, primarily due to lower revenue from professional services. The change in hardware and services revenue was insignificant for the six months ended June 30, 2018 as compared to the corresponding period last year.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)
Cost of revenue
Subscription	$45,618	$30,363	50%	$87,816	$58,684	50%
Hardware and services	5,154	4,130	25%	10,013	8,185	22%
Total cost of revenue	$50,772	$34,493	47%	$97,829	$66,869	46%

Cost of subscription revenue for the three and six months ended June 30, 2018 increased $15.3 million, or 50%, and $29.1 million, or 50%, respectively, as compared to the corresponding periods last year. The increases were primarily due to increases in operations-related expenses of $9.9 million and $18.9 million, respectively, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Support-related expenses increased $3.2 million and $6.1 million, respectively, primarily due to higher headcount related costs. Data center costs increased $2.0 million and $3.9 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for the three and six months ended June 30, 2018 increased $1.0 million, or 25%, and $1.8 million, or 22%, respectively, as compared to the corresponding periods last year, primarily due to increases in professional service costs of $0.9 million and $1.7 million, respectively, as our headcount increased.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	( $ in thousands)
Research and development	$47,527	$32,306	47%	$91,259	$61,912	47%
Percent of total revenue	28%	26%		27%	26%

Research and development expenses increased $15.2 million, or 47%, and $29.3 million, or 47%, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $12.4 million and $24.1 million, respectively. Corporate and facilities expenses increased $2.7 million and $4.8 million, respectively, due to higher headcount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Sales and marketing	$84,911	$60,126	41%	$162,808	$116,046	40%
Percent of total revenue	49%	49%		49%	49%

Sales and marketing expenses increased $24.8 million, or 41%, and $46.8 million, or 40%, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $16.9 million and $33.1 million, respectively, which include increases in stock-based compensation expense of $4.2 million and $7.8 million, respectively. Corporate and facilities expenses increased $1.9 million and $3.4 million, respectively, due to higher headcount. Travel expenses increased $0.6 million and $2.3 million, respectively, for the three and six months ended June 30, 2018, as compared to the same periods last year. Intangible amortization expense increased $3.0 million and $4.5 million, respectively, primarily due to the business acquisitions made at the end of 2017 and in the first quarter of 2018 (see Note 3 “Acquisitions”). Additionally, expense for lead generation, trade shows, advertising and other initiatives increased $1.7 million and $2.5 million, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
General and administrative	$19,029	$12,348	54%	$36,554	$22,835	60%
Percent of total revenue	11%	10%		11%	9%

General and administrative expenses increased $6.7 million, or 54%, and $13.7 million, or 60%, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods last year. Personnel-related expenses increased $4.3 million, and $7.6 million, respectively, due to higher headcount. Acquisition-related expenses increased $0.5 million, and 3.2 million, respectively, primarily due to $0.3 million and $1.7 million gains from the change in fair value of acquisition-related contingent consideration recorded in the three and six months ended June 30, 2017, respectively, the remaining differences were due to acquisition-related expense related to recent business acquisitions made. Outside service expenses increased $1.0 million and $1.2 million, respectively, primarily due to implementation of a new ERP system and other accounting related costs. Additionally, corporate and facilities costs increased approximately $0.5 million, and $0.8 million, respectively.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Interest expense	$(3,187)	$(5,848)	(46%)	$(6,008)	$(11,814)	(49)%

The decrease in interest expense for the three and six months ended June 30, 2018, as compared to the same period last year, was primarily due to conversion of the 1.25% Notes in 2017.

Other Expense (Income), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Other (expense) income, net	$(633)	$184	(444%)	$(290)	$55	(627)%

Other expense (income), net, changed $0.8 million and $0.3 million, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods last year, primarily due to fluctuations in foreign currency exchange rates.

Benefit From (Provision For) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
(Provision for) benefit from income taxes	$(114)	$(999)	(89%)	$13,958	$(2,433)	(674)%

The provision for income taxes decreased $0.9 million for the three months ended June 30, 2018, as compared to the corresponding period last year. The decrease is primarily due to a $0.4 million reduction in deferred tax expense in the U.S. related to amortization of tax goodwill on certain business acquisitions, and a $0.4 million tax benefit related to the recognition of an R&D credit refund from our UK operations. The provision for income taxes decreased $16.4 million for the six months ended June 30, 2018, as compared to the corresponding period last year  The decrease is primarily due to a $14.7 million deferred tax benefit in the U.S. related to changes in our valuation allowance resulting from the Wombat business acquisition, a $1.2 million decrease in deferred tax expense in the U.S. related to amortization of tax goodwill on certain business acquisitions, and a $0.4 million tax benefit related to the recognition of an R&D credit refund from our UK operations.

Liquidity and Capital Resources

As of June 30, 2018, we had $114.2 million in cash and cash equivalents and $19.8 million in short-term investments, for a total of $134.0 million. See Note 7 “Convertible Senior Notes” to the condensed consolidated financial statements for discussion of the 0.75% Notes.

As of June 30, 2018, we had approximately $4.9 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$64,986	$66,955
Net cash used in investing activities	$(214,173)	$(3,526)
Net cash used in financing activities	$(22,210)	$(16,540)

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

Net cash provided by operating activities in the six months ended June 30, 2018 was $65.0 million, as compared to $67.0 million provided in the six months ended June 30, 2017. The decrease of $2.0 million was primarily due to:

•	An increase in net loss of $2.7 million;
•	A $4.7 million decrease in amortization of debt issuance costs and accretion of debt discount primarily due to the 1.25% Senior Convertible Notes fully converted into common stock by the end of 2017.
•	An increase in benefit from deferred income taxes of $12.9 million primarily due to a decrease in valuation allowance due to the business acquisitions made;
•	A decrease in accounts receivable change of $20.3 million due to the timing of payments;
•	A decrease in accrued liabilities change of $9.1 million due to the timing of compensation and other payments;

The decrease was partially offset by:

•

An increase in amortization of intangible assets of $11.1 million due to acquired businesses, and an increase in depreciation of fixed assets of $4.6 million due to an increase in capital expenditures;

•

Stock-based compensation expense increased $18.0 million due to the increase in headcount, grants made and $1.6 million attributed to post-combination expense in the Wombat acquisition (see Note 3 “Acquisitions”);

•	A $4.1 million change in non-current assets primarily due to a prepaid tax balance increase in 2017 due to the transfer of intellectual property rights in an intercompany transaction;
•	A $5.6 million increase in accounts payable change due to the timing of payments;
•	An increase in deferred revenue change of $3.6 million due to higher billings.

Net Cash Flows Used in Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash used in investing activities was $214.2 million in the six months ended June 30, 2018, as compared to $3.5 million used in the six months ended June 30, 2017. The increase in cash used of $210.7 million was primarily due to due to an increase in business acquisition cost of $223.8 million, a $18.6 million decrease in maturities of short-term investments, a $4.1 million decrease in escrow receipts related to the Return Path acquisition in 2016, partially offset by a 11.9 million increase from sales of short-term investments, a $17.7 million decrease in cash spent to acquire short-term investments, and a $6.3 million decrease in capital expenditures.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $22.2 million in the six months ended June 30, 2018 as compared to $16.5 million used in the six months ended June 30, 2017. The increase in cash used of $5.7 million was primarily due to a $9.5 million increase in withholding taxes paid related to restricted stock net share settlement and a $0.2 million decrease in proceeds from common stock issuance related to employee stock plans, partially offset by a $4.1 million decrease in contingent consideration payment.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2018 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $134.1 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2018, we had an outstanding balance of $230.0 million aggregate principal amount of the 0.75% Convertible Senior Notes due 2020 (see Note 7 “Convertible Senior Notes” to the accompanying Condensed Consolidated Financial Statements). We carry the notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying condensed consolidated balance sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company had $0.2 million foreign currency transaction gain for the six months ended June 30, 2018 and $0.1 million gain for the six months ended June 30, 2017. Transaction gains and losses are included in other income (expense), net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in every year since our inception, including net losses of $46.5 million and $43.8 million for the six months ended June 30, 2018 and 2017, respectively. As a result, we had an accumulated deficit of $538.1 million as of June 30, 2018. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

In the past we have relied on U.S.-European Union Frameworks for transatlantic data flows such as the EU-US Privacy Shield, for which we self-certified under the EU-US Privacy Shield framework on October 5, 2016. However, Privacy Shield is currently being challenged in EU courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. We also rely on Standard Contractual Clauses (“SCCs”) authorized by the EU’s Data Protection Directive of 1995 for transatlantic data flows, but the SCCs are also being challenged in EU courts, so there is some uncertainty regarding our ability to rely on SCCs in the future for EU to US data transfer.  Additionally, the EU’s General Data Protection Regulation, began to be enforced on May 25, 2018 and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. We have seen increased customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws (such as the new California Consumer Privacy Act of 2018), national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

In addition, as of June 30, 2018, we had $618.9 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of June 30, 2018, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2019 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2018. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

10.1		Offer Letter to Klaus Oestermann from the Registrant, dated July 6, 2018	8-K	001-35506	July 9, 2018	10.1

31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Change in Control and Severance Agreement between Klaus Oestermann and the Registrant, dated July 17, 2018

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on August 2, 2018.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)