Form 10-Q
period 2018-09-30
PROOFPOINT INC
filed 2018-11-01
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from____to____

Commission File Number 001-35506

PROOFPOINT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0414846
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
892 Ross Drive Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

(408) 517-4710

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of October 19, 2018: 54,647,922 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$160,561	$286,072
Short-term investments	29,829	45,526
Accounts receivable, net	143,859	107,696
Inventory	372	730
Deferred product costs	1,789	1,541
Deferred commissions	32,840	26,249
Prepaid expenses and other current assets	19,274	18,669
Total current assets	388,524	486,483
Property and equipment, net	73,518	73,617
Long-term deferred product costs	316	259
Goodwill	460,596	297,704
Intangible assets, net	147,237	95,602
Long-term deferred commissions	60,459	51,954
Other assets	7,064	12,813
Total assets	$1,137,714	$1,018,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,931	$12,271
Accrued liabilities	81,578	65,503
Capital lease obligations	31	34
Deferred rent	799	586
Deferred revenue	444,051	364,521
Total current liabilities	541,390	442,915
Convertible senior notes	—	197,858
Long-term capital lease obligations	30	55
Long-term deferred rent	3,918	4,102
Other long-term liabilities	7,241	11,069
Long-term deferred revenue	81,287	63,318
Total liabilities	633,866	719,317
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 54,483 and 50,325 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	1,078,028	787,572
Accumulated other comprehensive loss	(2)	(9)
Accumulated deficit	(574,183)	(488,453)
Total stockholders’ equity	503,848	299,115
Total liabilities and stockholders’ equity	$1,137,714	$1,018,432

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription	$181,505	$130,534	$509,311	$362,328
Hardware and services	2,674	4,152	9,204	10,434
Total revenue	184,179	134,686	518,515	372,762
Cost of revenue:(1)(2)
Subscription	45,679	31,211	133,495	89,895
Hardware and services	5,258	4,800	15,271	12,985
Total cost of revenue	50,937	36,011	148,766	102,880
Gross profit	133,242	98,675	369,749	269,882
Operating expense:(1)(2)
Research and development	45,917	32,477	137,176	94,389
Sales and marketing	90,006	66,406	252,814	182,452
General and administrative	23,877	13,388	60,431	36,223
Total operating expense	159,800	112,271	450,421	313,064
Operating loss	(26,558)	(13,596)	(80,672)	(43,182)
Interest expense	(9,097)	(5,733)	(15,105)	(17,547)
Other (expense) income, net	(425)	829	(715)	884
Loss before income taxes	(36,080)	(18,500)	(96,492)	(59,845)
Benefit from (provision for) income taxes	20	(977)	13,978	(3,410)
Net loss	$(36,060)	$(19,477)	$(82,514)	$(63,255)
Net loss per share, basic and diluted	$(0.69)	$(0.44)	$(1.61)	$(1.44)
Weighted average shares outstanding, basic and diluted	52,184	44,418	51,214	43,850

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$3,503	$2,876	$10,402	$8,115
Cost of hardware and services revenue	$474	$493	$1,636	$1,401
Research and development	$9,678	$7,803	$29,699	$22,597
Sales and marketing	$13,191	$8,943	$37,075	$25,070
General and administrative	$11,250	$5,222	$24,153	$15,032

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$7,121	$3,190	$20,141	$9,567
Research and development	$15	$15	$45	$45
Sales and marketing	$3,982	$875	$10,379	$2,791

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(36,060)	$(19,477)	$(82,514)	$(63,255)
Other comprehensive income, net of tax:
Unrealized (loss) gain on short-term investments, net	(1)	3	7	7
Comprehensive loss	$(36,061)	$(19,474)	$(82,507)	$(63,248)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(82,514)	$(63,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,315	29,286
Stock-based compensation	102,965	72,215
Change in fair value of contingent consideration	(79)	(1,797)
Amortization of debt issuance costs and accretion of debt discount	8,383	16,491
Amortization of deferred commissions	26,121	20,720
Loss on conversion of convertible notes	7,207	—
Deferred income taxes	(15,269)	(1,831)
Other	1,147	(466)
Changes in assets and liabilities:
Accounts receivable	(26,501)	(18,452)
Inventory	359	141
Deferred product costs	(304)	190
Deferred commissions	(41,218)	(29,242)
Prepaid expenses	(2,344)	(1,849)
Other current assets	1,212	312
Long-term assets	248	(3,438)
Accounts payable	2,655	(1,914)
Accrued liabilities	10,479	15,469
Deferred rent	29	1,184
Deferred revenue	82,799	77,406
Net cash provided by operating activities	129,690	111,170
Cash flows from investing activities
Proceeds from maturities of short-term investments	51,237	78,803
Proceeds from sales of short-term investments	11,931	—
Purchase of short-term investments	(47,457)	(71,096)
Purchase of property and equipment	(23,108)	(34,756)
Receipt from escrow account	3,321	5,116
Acquisition of business, net of cash acquired	(223,786)	—
Net cash used in investing activities	(227,862)	(21,933)
Cash flows from financing activities
Proceeds from issuance of common stock	15,898	16,928
Withholding taxes related to restricted stock net share settlement	(41,967)	(31,239)
Repayments of equipment loans and capital lease obligations	(29)	(25)
Repayments of convertible notes	(142)	—
Contingent consideration payment	(555)	(5,116)
Net cash used in financing activities	(26,795)	(19,452)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(352)	1,035
Net (decrease) increase in cash, cash equivalents and restricted cash	(125,319)	70,820
Cash, cash equivalents and restricted cash
Beginning of period	286,660	345,537
End of period	$161,341	$416,357
Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment and asset retirement obligations	$3,253	$2,310
Liability awards converted to equity	$8,870	$8,307
Convertible senior notes converted to equity	$213,306	$1,828

	September 30, 2018	September 30, 2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$160,561	$416,006
Restricted cash included in prepaid expenses and other current assets	289	83
Restricted cash included in other non-current assets	491	268
Total cash, cash equivalents and restricted cash	$161,341	$416,357

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. Certain prior period amounts have been adjusted due to the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”). Refer to Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” for more information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for other interim periods or for future years.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of September 30, 2018.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and nine months ended September 30, 2018 and 2017.

Accounting Pronouncements Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606 to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard contains a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of services or products to a customer at an amount that reflects the consideration expected to be received in exchange for those services or products. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period and remaining performance obligations. The Company adopted ASC 606 effective January 1, 2018 using full retrospective transition method. Refer to Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” for more information.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the requirement to defer the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party. Therefore, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 has been applied on a modified retrospective basis starting January 1, 2018. As a result of the adoption, the Company’s long-term assets decreased and accumulated deficit increased by $3,216 as of January 1, 2018, the date of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how certain cash receipts and payments should be classified in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 with no impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company is currently assessing the impact ASU 2018-15 will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets, and will require the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. While the Company is currently assessing the impact ASU 2016-02 will have on the Company’s consolidated financial statements, the Company expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of the Company’s minimum commitments under non-cancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

2. Revenue, Deferred Revenue and Deferred Contract Costs

Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Under this method, the Company is presenting the consolidated financial statements as of December 31, 2017, and for the three and nine months ended September 30, 2017, as if ASC 606 had been effective for those periods. The most significant impact of the standard related to i) the timing of revenue recognition for contracts related to certain on-premise offerings, in which the Company granted customers the right to deploy its subscription software on the customers’ own servers. For these contracts, the Company is required to recognize as revenue a significant portion of the contract price upon delivery of the software compared to the previous practice of recognizing the entire contract price ratably over a subscription period; and ii) the timing of revenue recognition in instances when all revenue recognition criteria were not met until after the start date of the subscription. Previously these amounts were recognized prospectively over the remaining contract term, while under ASC 606, the Company is required to recognize revenue on a cumulative catch-up basis for amounts earned up to the time all revenue recognition criteria have been met. In addition, iii) certain contract acquisition costs such as sales commissions are being amortized over an expected benefit period that is longer than the Company’s previous policy of amortizing the deferred amounts over the specific revenue contract term for the associated contract.

The Company applied ASC 606 using two practical expedients: 1) for the reporting periods presented before January 1, 2018, the Company doesn’t disclose the amount of the transaction price allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue; 2) the Company doesn’t disclose the amount of the transaction price allocated to the remaining performance obligations for contracts with an original expected length of one year or less.

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows:

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Assets
Accounts receivable, net	$109,325	$(1,629)	$107,696
Deferred commissions, current	$27,144	$(895)	$26,249
Long-term deferred commissions	$5,811	$46,143	$51,954
Liabilities
Accrued liabilities	$63,926	$1,577	$65,503
Deferred revenue	$381,915	$(17,394)	$364,521
Long-term deferred revenue	$69,873	$(6,555)	$63,318
Stockholders’ Equity
Accumulated deficit	$(554,444)	$65,991	$(488,453)

Select unaudited condensed consolidated statements of operations line items, which reflect the adoption of the new standard, are as follows:

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$131,038	$(504)	$130,534
Hardware and services	3,274	878	4,152
Total revenue	$134,312	$374	$134,686
Gross profit	$98,301	$374	$98,675
Operating expense:
Sales and marketing	$68,518	$(2,112)	$66,406
Operating loss	$(16,082)	$2,486	$(13,596)
Net loss	$(21,963)	$2,486	$(19,477)
Net loss per share, basic and diluted	$(0.49)	$0.05	$(0.44)

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$360,891	$1,437	$362,328
Hardware and services	9,000	1,434	10,434
Total revenue	$369,891	$2,871	$372,762
Gross profit	$267,011	$2,871	$269,882
Operating expense:
Sales and marketing	$189,704	$(7,252)	$182,452
Operating loss	$(53,305)	$10,123	$(43,182)
Net loss	$(73,378)	$10,123	$(63,255)
Net loss per share, basic and diluted	$(1.67)	$0.23	$(1.44)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new standard are as follows:

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(73,378)	$10,123	$(63,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	$—	$20,720	$20,720
Changes in assets and liabilities:
Accounts receivable	$(18,575)	$123	$(18,452)
Deferred commissions	$(1,271)	$(27,971)	$(29,242)
Accrued liabilities	$15,544	$(75)	$15,469
Deferred revenue	$80,326	$(2,920)	$77,406
Net cash provided by operating activities	$111,170	$—	$111,170

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Subscription service revenue	$174,082	$126,419	$492,068	$350,556
Subscription software revenue	7,423	4,115	17,243	11,772
Hardware and services	2,674	4,152	9,204	10,434
Total revenue	$184,179	$134,686	$518,515	$372,762

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $1,886 and $603 as of September 30, 2018 and December 31, 2017.

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

For the three and nine months ended September 30, 2018, the Company capitalized $19,289 and $41,218 of commission costs, respectively, and amortized $9,413 and $26,121, respectively. For the three and nine months ended September 30, 2017, the Company capitalized $11,619 and $29,242, respectively, of commission costs, respectively, and amortized $7,445 and $20,720, respectively.

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

For the three and nine months ended September 30, 2018, the Company capitalized $691 and $2,127 of deferred product costs, respectively, and amortized $641 and $1,824, respectively. For the three and nine months ended September 30, 2017, the Company capitalized $825 and $1,989 of deferred product costs, respectively, and amortized $656 and $2,179, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $156,741 and $314,849 of revenue during the three and nine months ended September 30, 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $110,044 and $216,512 of revenue during the three and nine months ended September 30, 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $2,039 and $2,869 of revenue during the three and nine months ended September 30, 2018, respectively, related to the performance obligations satisfied in prior periods. The Company recognized $494 and $1,037 of revenue during the three and nine months ended September 30, 2017, respectively, related to the performance obligations satisfied in prior periods.

The acquisition of Wombat Securities, Inc. (see Note 3 “Acquisitions”) on February 28, 2018, increased deferred revenue by $14,700, of which $10,071 was recognized in the nine month period ended September 30, 2018.

Remaining performance obligations

Contracted revenue as of September 30, 2018 that has not yet been recognized (“contracted not recognized”) was $421,003, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 62% of contracted and not recognized revenue to be recognized over the next twelve months, 37% in years two and three, with the remaining balance recognized thereafter.

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

At the Wombat Acquisition Date, the consideration transferred was $225,366, net of cash acquired of $13,452. Of the consideration transferred, $22,500 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q. The Company incurred $719 in acquisition-related costs which were recorded within operating expenses for the nine months ended September 30, 2018. The Company recorded $21,183 in revenue from Wombat for the nine months ended September 30, 2018, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

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

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets	$37,390	N/A
Fixed assets	543	N/A
Non-current assets	50	N/A
Liabilities	(4,569)	N/A
Deferred revenue	(15,400)	N/A
Customer relationships	15,300	8
Order backlog	1,400	1
Core/developed technology	18,500	4
Deferred tax liability, net	(7,905)	N/A
Goodwill	93,947	Indefinite
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
	$49,043

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2018 and 2017 as though the Wombat acquisition had occurred as of January 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the acquisition such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisition and acquisition-related transaction costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$184,179	$145,026	$525,149	$400,819
Net loss	$(36,060)	$(22,357)	$(82,745)	$(75,717)
Basic and diluted net loss per share	$(0.69)	$(0.50)	$(1.62)	$(1.73)

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Beginning balance as of December 31, 2017	$297,704
Acquisition during period	162,865
Purchase accounting adjustments	27
Closing balance as of September 30, 2018	$460,596

Intangible assets, excluding goodwill, consisted of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$154,069	$(72,695)	$81,374	$118,869	$(52,554)	$66,315
Customer relationships	71,400	(12,629)	58,771	33,600	(5,918)	27,682
Trade names and patents	3,330	(1,280)	2,050	930	(825)	105
Order backlog	9,100	(4,058)	5,042	2,300	(800)	1,500
	$237,899	$(90,662)	$147,237	$155,699	$(60,097)	$95,602

Amortization of intangible assets expense was $11,118 and $4,080 for the three months ended September 30, 2018 and 2017, respectively, and $30,565 and $12,403 for the nine months ended September 30, 2018 and 2017, respectively.

Future estimated amortization of intangible assets expense as of September 30, 2018 are presented below:

Year ending December 31,
2018, remainder	$10,592
2019	39,650
2020	34,566
2021	31,698
2022	13,501
Thereafter	17,230
$147,237

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
•

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. The Company’s Level 2 assets and liabilities generally consist of corporate debt securities, commercial papers, U.S. agency and Treasury securities.

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

In connection with the acquisition of Return Path in 2016, a liability was recognized on the Return Path Acquisition Date for the estimate of the fair value of the Company’s contingent payment. The Company determined the fair value of the Acquisition-related contingent liability based on the estimated amount and timing of future contract assignments, and the probability of success. This fair value measurement was based on significant inputs not observable in the market and thus represented Level 3 measurement.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2018 and December 31, 2017 and the classification by level of input within the fair value hierarchy:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$118,776	$118,776	$—	$—
Corporate debt securities	3,548	—	3,548	—
Commercial paper	1,996	—	1,996	—
U.S agency securities	1,997	—	1,997	—
Short-term investments:
Commercial paper	22,894	—	22,894	—
Corporate debt securities	4,947	—	4,947	—
U.S. Treasury securities	1,988	—	1,988	—
Total financial assets	$154,158	$118,776	$35,382	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$231,828	$231,828	$—	$—
Commercial paper	7,995	—	7,995	—
U.S agency securities	1,996	—	1,996	—
Short-term investments:
Corporate debt securities	11,600	—	11,600	—
Commercial paper	27,939	—	27,939	—
U.S. agency securities	3,991	—	3,991	—
U.S. Treasury securities	1,996	—	1,996	—
Total financial assets	$287,345	$231,828	$55,517	$—

Liabilities
Acquisition-related contingent consideration liability	$634	$—	$—	$634

The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$—	$1,883	$634	$8,233
Payments during the period	—	(496)	(555)	(5,116)
Adjustments to fair value during the period recorded in general and administrative expenses	—	(67)	(79)	(1,797)
Ending balance	$—	$1,320	$—	$1,320

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

Investments

The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$34,244	$—	$—	$34,244
Money market funds	118,776	—	—	118,776
Corporate debt securities	3,549	—	(1)	3,548
Commercial paper	1,996	—	—	1,996
U.S. agency securities	1,997	—	—	1,997
Total	$160,562	$—	$(1)	$160,561

Short-term investments:
Commercial paper	$22,894	$—	$—	$22,894
Corporate debt securities	4,948	—	(1)	4,947
U.S. Treasury securities	1,989	—	(1)	1,988
Total	$29,831	$—	$(2)	$29,829

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,253	$—	$—	$44,253
Money market funds	231,828	—	—	231,828
Commercial paper	7,995	—	—	7,995
U.S. agency securities	1,996	—	—	1,996
Total	$286,072	$—	$—	$286,072

Short-term investments:
Corporate debt securities	$11,607	$—	$(7)	$11,600
Commercial paper	27,939	—	—	27,939
U.S. agency securities	3,992	—	(1)	3,991
U.S. Treasury securities	1,997	—	(1)	1,996
Total	$45,535	$—	$(9)	$45,526

As of September 30, 2018 and December 31, 2017, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three and nine months ended September 30, 2018.

6. Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under non-cancellable operating leases with various expiration dates through 2027.

Premises rent expense was $2,817 and $2,087 for the three months ended September 30, 2018 and 2017, respectively, and $8,192 and $5,758 for the nine months ended September 30, 2018 and 2017, respectively.

Capital Lease

In July 2015, the Company entered into a lease agreement (the “July 2015 Lease”) to lease certain office equipment with expiration in August 2020. The July 2015 Lease bears an annual interest rate of 6.5%. The lease is secured by fixed assets used in the Company’s office locations.

At September 30, 2018, future annual minimum lease payments under non-cancellable operating and capital leases were as follows:

	Capital Leases	Operating Leases
Year ending December 31,
2018, remainder	$7	$6,460
2019	37	25,108
2020	21	16,853
2021	—	9,657
2022	—	7,021
Thereafter	—	11,382
Total minimum lease payments	65	$76,481
Less: Amount representing interest	(4)
Present value of capital lease obligations	61
Less: current portion	(31)
Long-term portion of capital lease obligations	$30

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

7. Convertible Senior Notes

0.75% Convertible Senior Notes due June 2020

On June 17, 2015, the Company issued $200,000 principal amount of 0.75% Convertible Senior Notes (the “0.75% Notes”) due 2020 in a private offering to qualified institutional buyers (“Holders”) pursuant to Rule 144A under the Securities Act of 1934, as amended (the “Securities Act”). The initial Holders of the 0.75% Notes also had an option to purchase an additional $30,000 in principal amount which was exercised in full. The net proceeds after the agent’s discount and issuance costs of $6,581 from the 0.75% Notes offering were approximately $223,419. The Company used the net proceeds for working capital and general corporate purposes, which included funding the Company’s operations, capital expenditures, and acquisitions of businesses, products or technologies. The 0.75% Notes bore interest at 0.75% per year, payable semi-annually in arrears every June 15 and December 15, beginning on December 15, 2015.

In accordance with the authoritative accounting guidance, the Company allocated the total amount of the 0.75% Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 6.5% based on the blended rate between the yield rate for a Moody’s B1 rating and the average debt rate for comparable convertible transactions from similar companies. The difference between the 0.75% Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as an increase to additional paid in capital and as a debt discount on the issuance date. The equity component was being accreted using the effective interest rate method over the period from the issuance date through the conversion date as a non-cash charge to interest expense. Upon issuance of the 0.75% Notes, the Company recorded $174,359 as debt and $55,641 as additional paid in capital within stockholders’ equity.

Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 0.75% Notes. The equity issuance costs of $1,592 were recorded as a decrease to additional paid-in capital at the issuance date.

During the quarter ended September 30, 2018, $229,869 of the principal amount of the 0.75% Notes was converted into 2,928 shares of common stock, with the remaining $142 repaid in cash. The shares of common stock had a fair value of $336,994 at the time of the conversion. This transaction resulted in a $7,207 loss on extinguishment that is included in interest expense in the Consolidated Statement of Operations. The loss on extinguishment was calculated as the difference between the fair value amount allocated to the liability component on the date of conversion and net carrying amount of the liability component.

The following table presents the carrying values of the 0.75% Notes as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Liability component:
Principal	$—	$230,000
Less: debt discount and issuance costs, net of amortization	—	(32,142)
Net carrying amount	$—	$197,858
Equity component (1)	$—	$54,049

(1)	Recorded on the condensed consolidated balance sheet as additional paid-in capital, net of the issuance costs in equity

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

For the three and nine months ended September 30, 2018 and 2017, the Company incurred the following expenses related to the convertible senior notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense related to contractual interest coupon	$309	$1,053	$1,172	$3,173
Amortization of debt discount and issuance costs	2,230	5,603	8,383	16,491
Loss on conversion	7,207	—	7,207	—
	$9,746	$6,656	$16,762	$19,664

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

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of September 30, 2018, 4,483 shares were available for future grant. Restricted stock awards generally vest over a four-year period.

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

Stock Options

There were no options granted during the three and nine months ended September 30, 2018 and 2017.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,040	$22.88	5.17	$134,511
Options exercised	(548)	13.08
Options forfeited and expired	(18)	50.95
Balance at September 30, 2018	1,474	$26.20	4.75	$118,147

The total intrinsic value of options exercised was $54,964 and $69,211 for the nine months ended September 30, 2018 and 2017, respectively. Total cash proceeds from such option exercises were $7,173 and $10,430 for the nine months ended September 30, 2018 and 2017, respectively.

The fair value of option grants that vested was $2,693 and $6,075 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the Company had unamortized stock-based compensation expense of $3,595 related to stock options that will be recognized over the average remaining vesting term of the options of 1.19 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2017	3,540	$71.77
Awards granted	1,680	116.76
Awards vested	(928)	65.22
Awards forfeited	(487)	86.32
Awarded and unvested at September 30, 2018	3,805	$91.37

As of September 30, 2018, there was $249,534 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.94 years.

The Company granted 249 and 177 PSUs in the nine months ended September 30, 2018 and 2017, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $33,184 as of September 30, 2018.

Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus and other liability awards was $9,246 and $8,502 as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018 and 2017, 61 and 85 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $9,206 and $4,501 for the nine months ended September 30, 2018 and 2017, respectively.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vested annually over a three-year period and were subject to continuous service and other conditions. The liability was settled with a variable number of shares of the Company’s common stock. During the nine months ended September 30, 2018 and 2017, 20 and 29 shares, respectively, were vested and issued. The Company recognized $408 and $1,715 of stock-based compensation expense related to these liability awards in the nine months ended September 30, 2018 and 2017, respectively. There are no outstanding liability awards as of September 30, 2018.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2018, there were 1,998 shares of the Company’s common stock available for future issuance under the ESPP.

As of September 30, 2018, the Company expects to recognize $731 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.

Restricted Stock and Deferred Shares

The Company granted 111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $2,159 of stock-based compensation expense in each of the nine months ended September 30, 2018 and 2017. As of September 30, 2018, there was $3,077 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.

As part of the WebLife acquisition, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $1,806 of stock-based compensation in the nine months ended September 30, 2018. As of September 30, 2018, there was $7,641 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $1,600 of stock-based compensation in the nine months ended September 30, 2018. As of September 30, 2018, there was $3,858 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	September 30, 2018	September 30, 2017
Stock options to purchase common stock	1,474	2,193
Restricted stock units	3,805	3,175
Employee stock purchase plan	97	102
Common stock subject to repurchase	232	127
Bonus and other liability awards	89	78
1.25% Convertible senior notes	—	5,107
0.75% Convertible senior notes	—	2,831
Total	5,697	13,613

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

The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue by solution:
Advanced Threat	$137,953	$99,551	$390,774	$271,733
Compliance	46,226	35,135	127,741	101,029
Total revenue	$184,179	$134,686	$518,515	$372,762

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue:
United States	$148,718	$111,178	$422,878	$311,169
Rest of world	35,461	23,508	95,637	61,593
Total revenue	$184,179	$134,686	$518,515	$372,762

Long-lived assets by geographic area are presented below:

	September 30, 2018	December 31, 2017
Long-lived assets:
United States	$60,086	$66,134
Rest of world	13,432	7,483
Total long-lived assets	$73,518	$73,617

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

Income tax benefit from the three and nine months ended September 30, 2018 was $20 and $13,978 on pre-tax losses of $36,080 and $96,492, respectively. The Company recognized income tax expense of $977 and $3,410 on pre-tax losses of $18,500 and $59,845 for the three and nine months ended September 30, 2017, respectively. The income tax rate for the three and nine months ended September 30, 2018 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also the recognition of a $14,725 deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition. The income tax rate for the three and nine months ended September 30, 2017 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was 14% and negative 6%, respectively.

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

As of September 30, 2018, the amounts recorded for the Tax Act remain provisional for the repatriation tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes, among others.

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

During the three months ended March 31, 2017, the Company transferred certain intellectual property rights from its wholly owned subsidiary in Israel to the United States. Although the transfer of intellectual property rights between consolidated entities did not result in any gain in the consolidated statements of operations, the transfer did result in a taxable gain in Israel. In the Company’s financial statements ending before January 1, 2018, taxes incurred related to the intercompany transaction have been treated as a prepaid tax asset in the Company’s consolidated balance sheet and were being amortized to income tax expense over the life of the intellectual property. Effective January 1, 2018, pursuant to the Company’s modified retrospective adoption of ASU 2016-16, the Company’s remaining prepaid tax asset of $3,216 was recorded as an increase to accumulated deficit.

As of September 30, 2018, the Company’s gross uncertain tax benefits totaled $15,922, excluding related accrued interest and penalties of $286. As of September 30, 2018, $4,810 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the nine months ended September 30, 2018, the Company’s gross uncertain tax benefits increased $2,131. The increase is comprised of a $2,013 increase for tax positions taken in the current period, a $370 increase for tax positions taken in prior periods, offset by a $252 decrease related to statute of limitation expirations.

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

12. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $310 and $1,268, respectively, to the 401(k) Plan during both three and nine months ended September 30, 2018.

13. Subsequent Events

In October 2018, the Company entered into a 127 months lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become the Company’s new corporate headquarters beginning in 2020. The property will be constructed by the landlord, with the completion date expected to occur between April and August 2020. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by 5 years. Base rental payments will be approximately $161,300 over the lease term.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 51% for the three months ended September 30, 2018 as compared to the prior year period, representing 19% of our total revenue for the period. One partner accounted for 12% of our total revenue for the three months ended September 30, 2018 and 2017, although the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partner’s sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Total revenue	$184,179	$134,686	$518,515	$372,762
Growth	37%	34%	39%	37%
Gross margin percentage	72%	73%	71%	72%
Non-GAAP gross margin	78%	78%	78%	78%
Billings (non-GAAP)	$221,377	$166,494	$605,470	$450,272
Growth	33%	33%	34%	39%
Free cash flow (non-GAAP)	$58,207	$32,326	$106,582	$76,414

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
GAAP gross profit	$133,242	$98,675	$369,749	$269,882
GAAP gross margin	72%	73%	71%	72%
Plus:
Stock-based compensation expense	3,977	3,369	12,038	9,516
Intangible amortization expense	7,121	3,190	20,141	9,567
Non-GAAP gross profit	$144,340	$105,234	$401,928	$288,965
Non-GAAP gross margin	78%	78%	78%	78%

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

The following table presents the reconciliation of total revenue to billings for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total revenue	$184,179	$134,686	$518,515	$372,762
Deferred revenue and customer prepayments
Ending	534,309	373,326	534,309	373,326
Beginning	496,315	341,687	431,371	295,996
Net change	37,994	31,639	102,938	77,330
Unbilled accounts receivable
Ending	1,886	306	1,886	306
Beginning	1,090	475	603	486
Net change	(796)	169	(1,283)	180
Less: deferred revenue contributed by acquisitions	—	—	(14,700)	—
Billings	$221,377	$166,494	$605,470	$450,272

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
GAAP cash flow provided by operating activities:	$64,704	$44,215	$129,690	$111,170
Less:
Purchases of property and equipment	(6,497)	(11,889)	(23,108)	(34,756)
Non-GAAP free cash flow	$58,207	$32,326	$106,582	$76,414

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

Income Taxes

For most of the prior years, our income tax expense or benefit were primarily related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we had not historically recorded a provision for federal income taxes. However, in the year ended December 31, 2017, we recognized $0.2 million of deferred tax benefit in the U.S. related to amortization of tax goodwill on business acquisitions and $12.3 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Cloudmark, Inc. and WebLife Balance, Inc. business acquisitions. For the nine months ended September 30, 2018, we recognized $14.7 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat Security Technologies, Inc. acquisition. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$181,505	99%	$130,534	97%	$509,311	98%	$362,328	97%
Hardware and services	2,674	1	4,152	3	9,204	2	10,434	3
Total revenue	184,179	100	134,686	100	518,515	100	372,762	100
Cost of revenue:
Subscription	45,679	25	31,211	23	133,495	26	89,895	24
Hardware and services	5,258	3	4,800	4	15,271	3	12,985	4
Total cost of revenue	50,937	28	36,011	27	148,766	29	102,880	28
Gross profit	133,242	72	98,675	73	369,749	71	269,882	72
Operating expense:
Research and development	45,917	25	32,477	24	137,176	26	94,389	25
Sales and marketing	90,006	49	66,406	49	252,814	49	182,452	49
General and administrative	23,877	13	13,388	10	60,431	12	36,223	10
Total operating expense	159,800	87	112,271	83	450,421	87	313,064	84
Operating loss	(26,558)	(15)	(13,596)	(10)	(80,672)	(16)	(43,182)	(12)
Interest expense	(9,097)	(5)	(5,733)	(4)	(15,105)	(3)	(17,547)	(4)
Other (expense) income, net	(425)	—	829	—	(715)	—	884	—
Loss before income taxes	(36,080)	(20)	(18,500)	(14)	(96,492)	(19)	(59,845)	(16)
Benefit from (provision for) income taxes	20	—	(977)	—	13,978	3	(3,410)	(1)
Net loss	$(36,060)	(20)%	$(19,477)	(14)%	$(82,514)	(16)%	$(63,255)	(17)%

Comparison of the three and nine months ended September 30, 2018 and 2017:

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Revenue
Subscription	$181,505	$130,534	39%	$509,311	$362,328	41%
Hardware and services	2,674	4,152	(36)%	9,204	10,434	(12)%
Total revenue	$184,179	$134,686	37%	$518,515	$372,762	39%

Subscription revenue for the three and nine months ended September 30, 2018 increased $51.0 million, or 39%, and $147.0 million, or 41%, respectively, as compared to the corresponding periods last year. The increases were primarily due to a $39.1 million and $113.5 million increase, respectively, in subscription revenue contributed from the United States. To a lesser extent, for the same period, there were increases of $11.9 million and $33.5 million, respectively, in revenue contributed from international locations. The increases in subscription revenue were due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%. Additionally, the revenue recognized from acquired deferred revenue related to the Company’s acquisitions was $5.0 million and $17.8 million in the three and nine months ended September 30, 2018, respectively, as compared to $0.1 million and $0.7 million in the three and nine months ended September 30, 2017.

Hardware and services revenue for the three and nine months ended September 30, 2018 decreased $1.5 million, or 36%, and $1.2 million, or 12%, respectively, as compared to the corresponding periods last year. The decreases were primarily due to decreases in hardware units sold.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)
Cost of revenue
Subscription	$45,679	$31,211	46%	$133,495	$89,895	49%
Hardware and services	5,258	4,800	10%	15,271	12,985	18%
Total cost of revenue	$50,937	$36,011	41%	$148,766	$102,880	45%

Cost of subscription revenue for the three and nine months ended September 30, 2018 increased $14.5 million, or 46%, and $43.6 million, or 49%, respectively, as compared to the corresponding periods last year. The increases were primarily due to increases in operations-related expenses of $9.7 million and $28.6 million, respectively, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Support-related expenses increased $3.5 million and $9.6 million, respectively, primarily due to higher headcount related costs. Data center costs increased $1.1 million and $5.0 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for the three months ended September 30, 2018 increased $0.5 million, or 10%, as compared to the corresponding period last year, primarily due to an increase in professional service costs of $0.9 million as our headcount increased, offset by a $0.4 million decrease in cost of hardware units sold. Cost of hardware and services revenue for the nine months ended September 30, 2018 increased $2.3 million, or 18%, as compared to the corresponding period last year, primarily due to an increase in professional service costs of $2.6 million as our headcount increased, offset by a $0.4 million decrease in cost of hardware units sold.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Research and development	$45,917	$32,477	41%	$137,176	$94,389	45%
Percent of total revenue	25%	24%		26%	25%

Research and development expenses increased $13.4 million, or 41%, and $42.8 million, or 45%, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $10.7 million and $34.8 million, respectively. Corporate and facilities expenses increased $2.1 million and $6.9 million, respectively, due to higher headcount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Sales and marketing	$90,006	$66,406	36%	$252,814	$182,452	39%
Percent of total revenue	49%	49%		49%	49%

Sales and marketing expenses increased $23.6 million, or 36%, and $70.4 million, or 39%, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $15.2 million and $48.3 million, respectively, which include increases in stock-based compensation expense of $4.2 million and $12.0 million, respectively. Corporate and facilities expenses increased $1.4 million and $4.9 million, respectively, due to higher headcount. Travel expenses increased $1.0 million and $3.3 million, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods last year. Intangible amortization expense increased $3.1 million and $7.6 million, respectively, primarily due to the business acquisitions made at the end of 2017 and in the first quarter of 2018 (see Note 3 “Acquisitions”). Additionally, expense for lead generation, trade shows, advertising and other initiatives increased $2.8 million and $6.1 million, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
General and administrative	$23,877	$13,388	78%	$60,431	$36,223	67%
Percent of total revenue	13%	10%		12%	10%

General and administrative expenses increased $10.5 million, or 78%, and $24.2 million, or 67%, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods last year. Personnel-related expenses increased $8.6 million, and $16.2 million, respectively, due to higher headcount. Acquisition-related expenses increased $3.2 million in the nine months ended September 30, 2018 as compared to the same period last year due to a $1.8 million gain from the change in fair value of acquisition-related contingent consideration recorded in the nine months ended September 30, 2017, the remaining difference was due to acquisition-related expense related to recent business acquisitions made. Outside service expenses increased $0.5 million and $1.7 million, respectively, primarily due to implementation of a new ERP and other accounting systems, and other accounting related costs. Additionally, corporate and facilities costs increased approximately $0.6 million, and $1.4 million, respectively.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Interest expense	$(9,097)	$(5,733)	59%	$(15,105)	$(17,547)	(14)%

Interest expense increased $3.3 million in the three months ended September 30, 2018 as compared to the same period in prior year primarily due to a $7.2 million loss on conversion of the 0.75% Notes offset by decreases in accretion expense and cash interest expense of $3.4 million and $0.7 million, respectively, due to conversions of the 1.25% Notes in 2017 and 0.75% Notes in the three months ended September 30, 2018.

Interest expense decreased $2.4 million in the nine months ended September 30, 2018 as compared to the same period in prior year primarily due to decreases in accretion expense and cash interest expense of $8.1 million and $2.0 million, respectively, due to conversions of the 1.25% Notes in 2017 and 0.75% Notes in the three months ended September 30, 2018, offset by a $7.2 million loss on conversion of the 0.75% Notes.

Other Expense (Income), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Other (expense) income, net	$(425)	$829	(151%)	$(715)	$884	(181)%

Other expense increased $1.3 million and $1.6 million, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods last year, primarily due to fluctuations in foreign currency exchange rates.

Benefit From (Provision For) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)
Benefit from (provision for) income taxes	$20	$(977)	(102%)	$13,978	$(3,410)	(510)%

The benefit from income taxes increased $1.0 million for the three months ended September 30, 2018, as compared to the corresponding period last year. The increase is primarily due to a $0.3 million reduction in deferred tax expense in the U.S. related to amortization of tax goodwill on certain business acquisitions and a $0.5 million reduction in our non-U.S. current tax provision related mainly to the recognition of R&D credits from our UK operations. The benefit from income taxes increased $17.4 million for the nine months ended September 30, 2018, as compared to the corresponding period last year. The increase is primarily due to a $14.7 million deferred tax benefit in the U.S. related to changes in our valuation allowance resulting from the Wombat business acquisition, a $1.4 million decrease in deferred tax expense in the U.S. related to amortization of tax goodwill on certain business acquisitions, a $0.9 million reduction in our non-U.S. current tax provision related mainly to the recognition of R&D credits from our UK operations and a $0.6 million reduction of tax expense pursuant to our modified retrospective adoption of ASU 2016-16 on January 1, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had $160.6 million in cash and cash equivalents and $29.8 million in short-term investments, for a total of $190.4 million.

As of September 30, 2018, we had approximately $4.2 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$129,690	$111,170
Net cash used in investing activities	$(227,862)	$(21,933)
Net cash used in financing activities	$(26,795)	$(19,452)

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

Net cash provided by operating activities in the nine months ended September 30, 2018 was $129.7 million, as compared to $111.2 million provided in the nine months ended September 30, 2017. The increase of $18.5 million was primarily due to:

•

An increase in amortization of intangible assets of $18.2 million due to acquired businesses, and an increase in depreciation of fixed assets of $6.8 million due to an increase in capital expenditures;

•

An increase in stock-based compensation expense of $30.8 million due to the increase in headcount, grants made and $1.6 million attributed to post-combination expense in the Wombat acquisition (see Note 3 “Acquisitions”);

•	A $7.2 million increase in loss on conversion of the 0.75% Notes;
•	A $3.7 million change in non-current assets primarily due to a prepaid tax balance increase in 2017 due to the transfer of intellectual property rights in an intercompany transaction;
•	A $5.4 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	A $4.6 million increase in accounts payable change due to the timing of payments;
•	An increase in deferred revenue change of $5.4 million due to higher billings.

The increase was partially offset by:

•	An increase in net loss of $19.2 million;
•

An $8.1 million decrease in amortization of debt issuance costs and accretion of debt discount primarily due to the conversion of the 1.25% Notes into common stock in 2017, and the conversion of the 0.75% Notes into common stock during the third quarter of 2018;

•	An increase in benefit from deferred income taxes of $13.4 million primarily due to a decrease in valuation allowance due to the business acquisitions made;
•	An increase in deferred commission of $12.0 million primarily due to higher billings;
•	A decrease in accounts receivable change of $8.0 million due to the timing of payments;
•	A decrease in accrued liabilities change of $5.0 million due to the timing of compensation and other payments;

Net Cash Flows Used in Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash used in investing activities was $227.9 million in the nine months ended September 30, 2018, as compared to $21.9 million used in the nine months ended September 30, 2017. The increase in cash used of $205.9 million was primarily due to an increase in business acquisition cost of $223.8 million, a $27.6 million decrease in maturities of short-term investments, a $1.8 million decrease in escrow receipts related to the Return Path acquisition in 2016, partially offset by a 11.9 million increase from sales of short-term investments, a $23.6 million decrease in cash spent to acquire short-term investments, and a $11.6 million decrease in capital expenditures.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $26.8 million in the nine months ended September 30, 2018 as compared to $19.5 million used in the nine months ended September 30, 2017. The increase in cash used of $7.3 million was primarily due to a $10.7 million increase in withholding taxes paid related to restricted stock net share settlement and a $1.0 million decrease in proceeds from common stock issuance related to employee stock plans, partially offset by a $4.6 million decrease in contingent consideration payment.

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

Contractual Obligations and Commitments

Other than the conversion of the 0.75% Notes in the three months ended September 30, 2018, there were no material changes outside the ordinary course of business during the nine months ended September 30, 2018 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $190.4 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company had $0.6 million foreign currency transaction loss for the nine months ended September 30, 2018 and $0.7 million gain for the nine months ended September 30, 2017. Transaction gains and losses are included in other (expense) income, net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in every year since our inception, including net losses of $82.5 million and $63.3 million for the nine months ended September 30, 2018 and 2017, respectively. As a result, we had an accumulated deficit of $574.2 million as of September 30, 2018. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

In the past we have relied on U.S.-European Union Frameworks for transatlantic data flows such as the EU-US Privacy Shield, for which we self-certified under the EU-US Privacy Shield framework on October 5, 2016. However, Privacy Shield is currently being challenged in EU courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. We also rely on Standard Contractual Clauses (“SCCs”) authorized by the EU’s Data Protection Directive of 1995 for transatlantic data flows, but the SCCs are also being challenged in EU courts, so there is some uncertainty regarding our ability to rely on SCCs in the future for EU to US data transfer.  Additionally, the EU’s General Data Protection Regulation, began to be enforced on May 25, 2018 and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. We have seen increased customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws (such as the new California Consumer Privacy Act of 2018 that will be effective January 1, 2020), national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

In addition, the current U.S. administration has recently instituted or proposed changes to foreign trade policy including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries in which we do business. New or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance or other trade policies, may increase the cost of, or otherwise interfere with, conducting our business.

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

In addition, as of September 30, 2018, we had $607.8 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of September 30, 2018, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2019 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2018. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Future sales of our common stock in the public market could lower the market price for our common stock.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock units and restricted stock pursuant to our employee benefit plans, for purchase by employees under our employee stock purchase plan. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

10.1		Lease between the Registrant and Pathline LLC, dated October 23, 2018	8-K	001-35506	October 25, 2018	10.1

31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on November 1, 2018.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)