Form 10-K
period 2018-12-31
PROOFPOINT INC
filed 2019-02-21
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2018 as reported by the NASDAQ Global Select Market on that date, was approximately $5,798 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of February 8, 2019 was 55,349,592 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

PROOFPOINT, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

PART I

ITEM 1. BUSINESS

Overview

Proofpoint is a leading next-generation cybersecurity company that enables large and mid-sized organizations worldwide to protect the way their people work from advanced threats and compliance risks. Our integrated suite of products works together to help organizations build people-centric security and compliance programs. We provide threat protection, information protection, user protection, business ecosystem protection, and compliance solutions to address today’s rapidly changing threat and compliance landscape. Our solutions are built on a flexible, cloud-based platform and leverage proprietary technologies - including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments.

Every company’s greatest asset and greatest security risk is its people. Cyberattacks have fundamentally shifted from targeting infrastructure to targeting people, relying on tricking users into running code, divulging their passwords, or even sending money or data. This transformation of the threat landscape manifests in nearly every form of cyber threat, from nation state advanced persistent threat (APT) actors relying on phishing, through to cybercriminals launching massive ransomware email campaigns, and more targeted campaigns designed to steal valuable data from both legacy and cloud-based systems. At the same time, the rapid adoption of cloud applications has increased organizations’ attack surface by moving both threats and sensitive data away from the traditional network perimeter, reducing the effectiveness of many existing security products. These factors have contributed to an increasing number of severe data breaches and expanding regulatory mandates, notably the European Union’s General Data Protection Regulation (GDPR), all of which have accelerated demand for effective threat protection and compliance solutions.

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, social media, and other cloud applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We help organizations reduce their critical risk in five major ways:

•	Protecting users from the advanced attacks that target them via email, web, networks, social media, and cloud apps;
•	Preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;
•	Improving the resilience of end-users to the threats that target them and training them to be better caretakers of their organizations’ critical data;
•	Collecting, retaining, supervising and discovering communications and sensitive data for compliance and litigation support; and
•	Enabling organizations to respond quickly to security issues, providing both the intelligence and the context to prioritize incidents and orchestrate remediation actions.

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

Proofpoint Solutions

Our integrated suite of on-demand security-as-a-service solutions enables large and mid-sized organizations to protect people throughout the enterprise from advanced attacks and compliance risks. Our comprehensive platform provides a secure email gateway, advanced threat protection, security awareness training, threat intelligence, email authentication, email encryption, data loss prevention, digital risk protection, cloud application protection, web browser isolation, archiving, e-discovery, and threat response capabilities. These solutions are built on a cloud-based architecture, protecting enterprises and their customers from inbound threats via email, social media, and mobile apps, while identifying and protecting enterprise data not only where it is stored within the enterprise but also as it transits beyond the organization’s borders such as via email or social media. We have pioneered the use of innovative technologies to deliver better ease-of-use, greater protection against the latest advanced threats, and lower total cost of ownership than traditional alternatives. The key elements of our solution include:

•

Superior protection against both advanced and targeted threats.  We use a combination of proprietary technologies for big data analytics, machine learning, deep content inspection, static and dynamic malware analysis, protocol analysis, threat correlation, threat intelligence extraction, and virtual execution environments to predictively and actively detect and stop targeted “spear phishing” and other sophisticated advanced threats, including malicious attachments, polymorphic threats, zero-day exploits, user-transparent “drive-by” downloads, malicious web links, hybrid threats (such as links inserted into attached files), malware free attacks like impostor threats and credential phishing, and other penetration tactics. By processing, analyzing and correlating billions of data points on a daily basis, we can recognize anomalies in order to predictively detect targeted attacks before users are exposed. Our deep content inspection technology enables us to identify malicious message attachments and distinguish between valid messages and “phishing” messages designed to look authentic and trick the end-user into divulging sensitive data or clicking on a malicious web link. Our machine learning technology enables us to detect targeted “zero-hour” attacks in real-time, even if they have not been seen previously at other locations, and quarantine them appropriately. Our dynamic malware analysis and virtual execution environment technologies enable us to examine web site destinations and downloadable files to identify and block potentially hostile code that would otherwise compromise end-user computers, even in cases where the web sites are considered reputable or the attachment’s malicious payload is obfuscated or otherwise disguised. Our threat correlation technologies enable us to rapidly confirm and contain threats, providing rapid, automated protection. In addition, our threat intelligence and response capabilities enable our customers to both prioritize threats that may have compromised them and orchestrate or automate protective countermeasures.

•

Comprehensive, integrated email security, advanced threat, information protection and archiving, and digital risk protection product families. We offer a comprehensive solution for email security that we believe is unparalleled in the market. Our Threat Protection product family includes solutions to protect organizations across the predominant threat vectors, including email, web, social media, and cloud applications. To protect enterprise data from security and compliance risks, our Information Protection product family includes a suite of security and compliance solutions. Finally, we enable organizations to look beyond their borders for threats targeting their customers across email phishing, malicious web domains, compromised cloud accounts, and fraudulent social media accounts.

•

Designed to empower end-users.  Unlike legacy offerings that simply block communication or report audit violations, our solutions actively enable secure business-to-business and business-to-consumer communications. Our easy-to-use policy-based email encryption service automatically encrypts sensitive emails and delivers them to any PC or mobile device. In addition, our secure file-transfer solution makes it easy for end-users to securely share various forms of documents and other content that are typically too large to send through traditional e-mail systems. All our solutions provide mobile-optimized capabilities to empower the growing number of people who use mobile devices as their primary computing platform. We also provide solutions that train end-users to be the last line of defense against cyber-attacks.

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

Product Families

Proofpoint Threat Protection

Proofpoint Threat Protection products leverage a broad set of detection techniques that are constantly refined as the threat landscape evolves. The products detect and prevent threats across email, web, networks, and cloud applications, and deliver rich intelligence to enable enterprises to understand as much as possible about the attacks they are seeing and the adversaries behind them.

Key capabilities within the Threat Protection products include:

•

Email security and continuity. Provides protection from unwanted and malicious email, with granular visibility and business continuity for organizations of all sizes. It provides IT and security teams with confidence in securing end-users from email threats and maintain email communications during outages.

•

Email management essentials for small to medium organizations. Our suite of security-as-a-service and compliance solutions specifically designed for distribution across managed service providers and dedicated security resellers. Key capabilities include inbound email filtering to block spam and malware, outbound filtering for compliance with company policies, email continuity to enable email service availability, targeted attack protection, and email archiving.

•

Protection from targeted attacks. Enterprises are protected against both commodity and advanced threats such as phishing and other targeted email attacks using big data analysis, predictive, virtual execution, static analysis, protocol analysis, and dynamic malware analysis techniques to identify and apply additional security controls against suspicious messages, attachments and any associated links to the web. The same detection techniques are extended to look for malicious content in enterprise social media accounts, malicious links and files sent to users via cloud applications. It also detects suspicious login activity that could indicate signs of account compromise.

•

Detection of compromised cloud accounts and internal email threats. We take a multi-layered approach to protect an organization’s internal email by scanning all internal email for spam, malicious attachments, and malicious URLs. We also provide automated protection of account compromise in Office 365. These threats typically start with phishing or other techniques, such as credential-stealing malware and brute-force credential stuffing. Compromised accounts are then used to launch lateral attacks, everything from business email compromise (“BEC”) to internal phishing attacks, both inside and outside organizations.

•

Security orchestration to respond quickly to security alerts. Provides threat information and indicators of compromise (“IoCs”) correlation, aggregating across Proofpoint and other third-party security products, to confirm and contain system compromises. By taking advantage of this automated incident response, enterprises can minimize exfiltration windows and leverage staff for breach prevention and mitigation. In addition, it can be leveraged to automatically remove malicious emails that have been delivered to users’ email inboxes, reducing the potential risk exposure.

•	Web browser isolation. Allows end-users to access websites and personal webmail from corporate devices while preventing malware or malicious content from impacting the user or device.
•

Threat intelligence feed and ruleset. Verified threat intelligence from one of the world’s largest malware exchanges. Unlike other intelligence sources that report only domains or IP addresses, ET Intelligence includes a five-year history, proof of conviction, more than 40 threat categories and related IPs, domains, and samples. This also comes in the form of a timely and accurate rule set for detecting and blocking threats using existing network security appliances—including next generation firewalls (NGFW) and network IDS/IPS.

Key benefits of Proofpoint Threat Protection include:

•

Superior protection from advanced threats, spam and viruses.  Proofpoint’s agility in deploying new detection measures and adjusting defenses in response to changes in the threat landscape results in high effectiveness in stopping threats before they reach enterprise users. Protects against advanced threats, spam and other malware such as remote access Trojans, banking Trojans, ransomware, viruses, and spyware.

•

Comprehensive outbound threat protection.  Analyzes all outbound email traffic to block spam, viruses and other malicious content from leaving the corporate network and pinpoint the responsible compromised systems.

•

Protection from internal threats, including compromised email or cloud accounts. Security teams gain visibility into cloud accounts that sent malicious emails or exhibited suspicious activity, so they can quickly track down and act upon potentially compromised accounts.

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

•

Superior protection from business email compromise. Combining a dynamic classifier on the email gateway with a proactive authentication solution and a lookalike domain discovery service delivers protection from these attacks.

•	Business continuity. Provides an always-on insurance policy for crucial business communications via email.
•

Automation of incident response to save time and optimize resources. Automate the threat data enrichment, forensic verification, and response processes after a security alert is received. Automatically confirm malware infections, check for evidence of past infections, and enrich security alerts by automatically adding internal and external context and intelligence.

•	Secure, anonymous web browsing for employees. Mitigates security, productivity, and privacy challenges associated with untrusted, high-risk web use by employees.

Proofpoint Information Protection

A comprehensive data protection strategy must address both security and compliance risks. Our data loss prevention, encryption and compliance solutions defend against leaks of confidential information, and helps ensure compliance with common U.S., international and industry-specific data protection regulations - including the Health Care Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm-Leach-Bliley Act, Canada’s Personal Information Protection and Electronic Documents Act, as well as acts such as CA SB 24, MA 201 CMR 17.00, ITAR, NERC-CIP, CFTC red flag rules, Basel II, EuroSOX (Directive 84/253/EEC), the European Union GDPR, and the Payment Card Industry Data Security Standard (PCI-DSS).

Key capabilities within Proofpoint Information Protection products include:

•

Advanced data loss prevention.  Our advanced data loss prevention solution identifies regulated private content, valuable corporate assets and confidential information before it leaves the organization via email, cloud applications, or our Secure Share solution. Pre-packaged smart identifiers and dictionaries automatically and accurately detect a wide range of regulated content such as social security numbers, health records, credit card numbers, and driver’s license numbers. In addition to regulated content, our machine learning technology can identify confidential, organization-specific content and assets. Once identified and classified, sensitive data can be blocked, encrypted and transmitted or re-routed internally based on content and identity-aware policies.

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

•	Secure file sharing. Cloud-based security-focused solution designed to enable enterprise users to securely exchange large files with ease while staying compliant with enterprise data policies.
•

Discovery of sensitive data in on-premises and cloud-based file stores.  Automated discovery and remediation solution that identifies sensitive content across the enterprise and enables corrective action, while reducing risk of data breaches and compliance violations.

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

Proofpoint User Protection

Proofpoint User Protection combines simulation, assessments, education, reinforcement, and measurement to provide the ideal foundation for your security awareness and training program, utilizing hundreds of different phishing templates across dozens of languages and categories to simulate attacks and evaluate end-users on various threats, including malicious attachments, embedded links, and requests for personal data. Users who are deceived by simulated attacks receive “just-in-time teaching” and administrators receive real-time reporting to focus awareness efforts and track progress.

Key capabilities within Proofpoint User Protection products include:

•	Simulating phishing attacks. Create simulated attacks that include attachments, embedded links, and requests for personal data in different languages.
•

End-user reporting of phishing. End-users can report a suspicious message with a single click using the email reporting button. Automatically analyze reported messages against multiple intelligence and reputation systems. The system can be configured with other Proofpoint solutions to delete or quarantine real threats with a single click.

•

Security awareness training and assessments. Educate employees to improve awareness, change user behavior, and reduce security risk to the organization. Proofpoint provides a comprehensive and effective library of anti-phishing training.

Key benefits of Proofpoint User Protection include:

•	Understand organization’s security and compliance risk. Track training, phishing simulation, and threat reporting results to build your security awareness program accordingly.
•	Change end-user behavior to reduce risk to your organization. Application of our continuous training methodology produces highly effective results for changing user behavior.

Proofpoint Business Ecosystem Protection

Proofpoint Business Ecosystem Protection looks beyond the enterprise perimeter to deliver real-time, omnichannel digital risk discovery and protection from email fraud, brand fraud, data loss, physical threats, and cyber threats. With this solution, enterprises can engage with their customers across web, email, mobile, and social media with the confidence that their brands and customers are safe from all forms of digital risk.

Key capabilities within Proofpoint Business Ecosystem Protection products include:

•	Preventing email fraud. Enables organizations to understand who is sending email from their domains and create a policy to both authenticate legitimate email and block fraudulent email.
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

•

Compliance monitoring and protection.  Leveraging social media APIs, the platform can monitor and apply content policies to the brand’s owned social media accounts for security, compliance and acceptable use. Using proprietary Deep Social Linguistic Analysis technology, social media and brand managers can aggregate content from across their enterprise and review it for security, risk and compliance violations (including Financial Industry Regulatory Authority “FINRA”, Federal Financial Institutions Examination Council, Food and Drug Administration, SEC, Financial Conduct Authority violations), allowing them to safely syndicate content distribution across their social media marketing platforms.

Key benefits of Proofpoint Business Ecosystem Protection include:

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

Proofpoint Compliance Solutions

Proofpoint Compliance Solutions are designed to ensure accurate enforcement of data governance, data retention and supervision policies and mandates; cost-effective litigation support through efficient discovery; and active legal-hold management. It can store, govern and discover a wide range of data including email, instant message conversations, social media interactions, and other files throughout the enterprise. With this solution, enterprises can engage with their customers across web, email, mobile, and social media with the confidence that their brands and customers are safe from all forms of digital risk.

The key features of the Compliance Solutions product family include:

•

Secure cloud storage.  With our proprietary double-blind encryption technology and the associated data storage architecture, all email messages, files and other content are encrypted with keys controlled by the customer before the data enters the Proofpoint Enterprise Archive. This ensures that even our employees and law-enforcement agencies cannot access a readable form of the customer data without authorized access by the customer to the encryption keys stored behind the customer’s firewall.

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

•

Search performance.  By employing parallel, big data search techniques, we can deliver search performance measured in seconds, even when searching hundreds of terabytes of archived data. Traditional on-premise solutions can take hours or even days to return search results to a complex query.

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

•

End-user supervision.  Leveraging our flexible workflow capabilities, Proofpoint Enterprise Archive analyzes all electronic communications, including email and communications from leading instant messaging and social networking sites, for potential violations of regulations, such as those imposed by FINRA and the SEC in the financial services industry.

Key benefits of Proofpoint Compliance Solutions include:

•	Proactive data governance. Allows organizations to create, maintain and consistently enforce a clear corporate data retention policy, reducing the risk of data loss and the cost of e-discovery.
•	Efficient litigation support. Provides advanced search features that reduce the cost of e-discovery and allow organizations to more effectively manage the litigation hold process.
•	Reduced storage and management costs. Helps to simplify mailbox and file system management by automatically moving storage-intensive attachments and files into cost-effective cloud storage.

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

Infrastructure

We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across seventeen data centers located in the United States, Canada, the Netherlands, France, Germany, and Australia.

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

Customers

As of December 31, 2018, we had customers of all sizes across a wide variety of industries. A number of our largest customers use our platform to protect more than a million users and handle over a billion messages per day. During the years ended December 31, 2018 and 2017, one partner accounted for 12% of total revenue, although the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue in 2018 and 2017. During the year ended December 31, 2016, no individual customer accounted for more than 10% of total revenue. In each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers of over 90%.

We target large and mid-sized organizations across all major verticals including aerospace and defense, education, financial services, government, healthcare, manufacturing and retail. We have been particularly successful selling to the largest enterprises in the United States as ranked by Fortune Magazine. We have also had success penetrating the market leaders in a number of significant verticals including:

•	3 of the 5 largest U.S. retailers
•	4 of the 5 largest U.S. aerospace and defense contractors
•	5 of the 5 largest U.S. banks
•	4 of the 5 largest global pharmaceutical companies
•	4 of the 5 largest U.S. petroleum refining companies

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

Key competitors include:

•

Email and Advanced Threat Protection:  Cisco Systems, Inc. (through its acquisitions of IronPort, SourceFire, and ThreatGRID), Microsoft Corporation (through its acquisition of Frontbridge), FireEye, Inc., Symantec Corporation (through its acquisitions of Brightmail and MessageLabs), Mimecast Ltd, Barracuda Networks, Inc. and Google, Inc. (through its acquisition of Postini).

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2018, we had 120 patents and 54 patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.

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

Employees

As of December 31, 2018, we had 2,613 employees. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense and we may not be successful in retaining our key employees or attracting skilled personnel.

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

Geographic Information

For financial reporting purposes, net revenue and long-lived assets attributable to significant geographic areas are presented in Note 12, “Segment Reporting”, to the consolidated financial statements, which is incorporated herein by reference.

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

We have incurred net losses in every year since our inception, including net losses of $103.7 million, $69.8 million and $96.5 million in 2018, 2017 and 2016, respectively. As a result, we had an accumulated deficit of $595.4 million as of December 31, 2018. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

If our customers experience data losses and breaches via our products or solutions, our brand, reputation and business could be harmed.

Our customers rely on our archiving and other solutions to protect, transfer or store their corporate data, which may include financial records, credit card information, business information, health information, other personally identifiable information or other sensitive personal information. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time-consuming and expensive litigation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. In addition, because of the large amount of data that we collect and manage, it is possible that hardware failures, insider errors or malfeasance or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business would be harmed.

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

Any defects, errors, vulnerabilities or failures in our solutions could result in:

•	expenditure of significant financial and development resources in efforts to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities;
•	loss of existing or potential partners or customers or loss of customer confidence;
•	loss or disclosure of our customers’ confidential information, or the inability to access such information;
•	loss of our proprietary technology;
•	our solutions being susceptible to hacking or electronic break-ins or otherwise failing to secure data;
•	delayed or lost revenue;
•	delay or failure to attain market acceptance;
•	lost market share;
•	negative publicity, which could harm our reputation; or
•	litigation, regulatory inquiries or investigations that would be costly and harm our reputation.

Limitation of liability provisions in our standard terms and conditions and our other agreements may not adequately or effectively protect us from any claims related to defects, errors, vulnerabilities or failures in our solutions, including as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.

Our software, website, hosted and internal systems may be subject to intentional disruption or penetration from external attackers or insiders that could adversely impact our reputation and future sales.

We could be a target of attacks specifically designed to impede the performance of our solutions, redirect users to malicious sites, harm our reputation or misappropriate our or our customers’ proprietary information. Similarly, experienced computer hackers may attempt to penetrate our network or other security or the security of our website or other hosted or internal systems or to trick our employees into taking actions that compromise our security (such as via phishing or business email compromise attacks) in order to misappropriate proprietary information and/or cause interruptions of our services and/or expose perceived security vulnerabilities.  It is also possible that systems may be disrupted or our sensitive information or the information of our customers might be exposed due to malfeasance or errors by employees or contractors.  Because the techniques used by attackers to access or sabotage networks and compromise our systems and information change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. If an actual or perceived breach of network security occurs as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, error or malfeasance by insiders, or otherwise, it could adversely affect the market perception of our company and our solutions, and may expose us to the loss of information, litigation and possible liability. In addition, such a security breach could impair our ability to operate our business, including our ability to provide support services to our customers.

Our solutions may collect, filter and store customer data which may contain personal information, which raises privacy concerns and could result in us having liability or inhibit sales of our solutions.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and disclosure of personal information. Because many of the features of our solutions use, store, and report on customer data which may contain personal information from our customers, any inability to adequately address privacy concerns, or comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us, damage to our reputation, loss of sales, and harm to our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our solutions and reduce overall demand for them. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions. For example, in the United States regulations such as the Gramm‑Leach‑Bliley Act, which protects and restricts the use of consumer credit and financial information, and HIPAA which regulates the use and disclosure of personal health information, impose significant security and data protection requirements and obligations on businesses that may affect the use and adoption of our solutions. Similarly, we hold a FedRAMP certification without which we would not be able to provide services and products to certain US federal entities.

In the past we have relied on U.S.-European Union Frameworks for transatlantic data flows such as the EU-US Privacy Shield, for which we self-certified under the EU-US Privacy Shield framework on October 5, 2016. However, Privacy Shield is currently being challenged in European Union (“EU”) courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. We also rely on Standard Contractual Clauses (“SCCs”) authorized by the EU’s Data Protection Directive of 1995 for transatlantic data flows, but the SCCs are also being challenged in EU courts, so there is some uncertainty regarding our ability to rely on SCCs in the future for EU to US data transfer.  Additionally, the EU’s General Data Protection Regulation, began to be enforced on May 25, 2018, and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. We have seen increased customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws (such as the new California Consumer Privacy Act of 2018 that will be effective January 1, 2020), national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

Any failure or perceived failure to comply with laws and regulations or loss of certifications such as the FedRAMP certification may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.

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

•

uncertainties related to the United Kingdom’s withdrawal from the European Union (“Brexit”) and its impact on our customers, data protection regulations and our employees and their ability to emigrate and travel to and from the United Kingdom;

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

We currently serve our customers from third‑party data center facilities and resources located in the United States, Canada, Australia and Europe. We also rely on bandwidth providers, Internet service providers, mobile networks and other third-party IT service providers to operate our business and to deliver our solutions. Any damage to, or failure or disruption of, the systems of our third‑party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Similarly, some of our solutions’ features run or depend on IT services run by third parties, such as data feeds or public clouds, and an extended failure of such services might materially and adversely impact our ability to provide our services to our customers. Furthermore, some of our sales and business operations, such as CRM and billing and invoicing depend in part on third-party IT service providers and if those services were to be unavailable for extended periods of time it might materially and adversely affect our ability to operate.

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

The occurrence of an extended interruption of our or third‑party services for any reason could result in lengthy interruptions in our services or in the delivery of customers’ email and require us to provide service credits, refunds, indemnification payments or other payments to our customers, and could also result in the loss of customers.  While we have business continuity and disaster recovery plans and contingencies in place, there can be no assurance that they will be adequate in the event of an extended or severe disruption.

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

We believe that developing and maintaining awareness and integrity of our company and our brand are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. We plan to continue investing substantial resources to promote our brand, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand. Some of our existing and potential competitors have well-established brands with greater recognition than we have. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increase, this may not result in increased use of our solutions or higher revenue.

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

In addition, as of December 31, 2018, we had $597.1 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2019 for federal and state purposes. We also have federal research tax credit carryforwards, which began to expire in 2018. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

In October 2018, we entered into a lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become our new corporate headquarters beginning in 2020. The property will be constructed by the landlord, with the completion date expected to occur between April and August 2020. The lease has term of 127 months and a five-year extension option.

We lease additional U.S. offices in California, Utah, Pennsylvania, Texas, Indiana and Colorado. We also lease offices in Toronto, Canada; Paris, France; Tokyo, Japan; Munich, Germany; Reading, United Kingdom; Belfast, Ireland; Sydney, Australia; and Herzliya, Israel. We believe our facilities are adequate for our current needs and for the foreseeable future.

The following is a list of our locations and the primary functions.

Location	Primary function
Sunnyvale, California, U.S.	Research and development, sales, marketing and administration
San Francisco, California, U.S.	Research and development, sales and marketing
Draper, Utah, U.S.	Research and development, sales, marketing and administration
Pittsburgh, Pennsylvania, U.S.	Research and development, sales, marketing and administration
Austin, Texas, U.S.	Research and development, marketing
Indianapolis, Indiana, U.S.	Research and development
Denver and Broomfield, Colorado	Research and development, sales and marketing
Herzliya, Israel	Research and development
Toronto, Canada	Research and development, sales, marketing and administration
Reading, United Kingdom	Research and development, sales and marketing
Paris, France	Research and development, sales and marketing
Tokyo, Japan	Sales and marketing
Munich, Germany	Sales and marketing
Belfast, Ireland	Research and development, sales and marketing
Sydney, Australia	Sales and marketing

We operate seventeen data centers at third-party facilities throughout the world: eleven in the United States, two in Canada, one in the Netherlands, one in France, one in Germany and one in Australia.

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

As of February 8, 2019, there were 34 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.

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

Not applicable.

Use of Proceeds from Public Offering of Common Stock

There has been no material change in the use of proceeds from our initial public offering in April 2012.

Stock Performance Graph

The following graph shows a comparison of the five years ended December 31, 2018, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes an investment of $100 on December 31, 2013 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Proofpoint, Inc.	$100.00	$145.40	$195.99	$212.99	$267.74	$252.67
NASDAQ Composite - Total Returns	$100.00	$115.31	$123.34	$134.27	$174.07	$169.13
NASDAQ Computer Index	$100.00	$120.51	$128.04	$143.75	$199.47	$192.13

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

We derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

As a result of adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”) in the first quarter of 2018, we have adjusted certain of the following financial data as of and for the years ended December 31, 2017 and 2016, as indicated by “as adjusted” note. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the adoption of ASC 606. We did not adjust the financial data as of and for the years ended December 31, 2015 and 2014 for ASC 606.

	Years Ended December 31,
	2018	2017 As Adjusted	2016 As Adjusted	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$704,400	$506,355	$367,494	$257,329	$187,527
Hardware and services	12,594	13,326	10,843	8,068	8,080
Total revenue	716,994	519,681	378,337	265,397	195,607
Cost of revenue:(1)
Subscription	180,253	125,832	94,716	71,746	53,136
Hardware and services	21,508	17,546	13,877	12,312	12,543
Total cost of revenue	201,761	143,378	108,593	84,058	65,679
Gross profit	515,233	376,303	269,744	181,339	129,928
Operating expense:(1)
Research and development	185,391	129,803	98,506	74,459	51,903
Sales and marketing	345,368	248,694	189,324	148,414	98,333
General and administrative	86,185	52,735	52,774	36,616	26,679
Total operating expense	616,944	431,232	340,604	259,489	176,915
Operating loss	(101,711)	(54,929)	(70,860)	(78,150)	(46,987)
Interest expense	(14,168)	(25,597)	(23,538)	(18,000)	(11,213)
Other (expense) income, net	(1,102)	774	(1,103)	(1,927)	(2,230)
Loss before income taxes	(116,981)	(79,752)	(95,501)	(98,077)	(60,430)
Benefit from (provision for) income taxes	13,232	9,950	(986)	(635)	313
Net loss	$(103,749)	$(69,802)	$(96,487)	$(98,712)	$(60,117)
Net loss per share, basic and diluted	$(1.99)	$(1.58)	$(2.31)	$(2.48)	$(1.61)
Weighted average shares outstanding, basic and diluted	52,111	44,258	41,859	39,787	37,381
(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$14,012	$10,635	$7,427	$5,028	$2,404
Cost of hardware and services revenue	$2,287	$1,893	$1,494	$1,098	$604
Research and development	$40,204	$30,588	$24,342	$20,672	$10,204
Sales and marketing	$50,320	$33,962	$28,607	$21,511	$10,795
General and administrative	$35,885	$20,382	$16,826	$11,785	$6,997
Amortization of intangible assets:
Cost of subscription revenue	$26,971	$14,512	$9,423	$7,079	$4,157
Research and development	$45	$60	$60	$91	$93
Sales and marketing	$14,141	$3,934	$4,938	$5,074	$4,494
General and administrative	$—	$—	$—	$12	$46

	As of December 31,
	2018	2017 As Adjusted	2016 As Adjusted	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$231,699	$331,598	$396,751	$406,237	$214,986
Deferred commissions, current and long-term	$107,380	$78,203	$60,768	$22,802	$15,060
Property and equipment, net	$70,627	$73,617	$52,523	$34,501	$18,718
Total assets	$1,233,018	$1,018,432	$836,929	$705,616	$439,076
Convertible senior notes	$—	$197,858	$366,541	$345,699	$161,396
Other debt, current and long-term	$—	$89	$123	$155	$695
Deferred revenue, current and long-term	$598,130	$427,839	$295,015	$223,726	$162,675
Total stockholders’ equity	$512,534	$299,115	$96,379	$83,185	$71,533

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

Overview

Proofpoint is a leading next generation cybersecurity company that enables large and mid-sized organizations worldwide to protect their employees from advanced threats and compliance risks. Our security and compliance platform is comprised of an integrated suite of advanced threat protection, information protection, and brand protection solutions. These capabilities include email protection and authentication, advanced threat protection, data loss prevention, email encryption, SaaS application protection, response orchestration and automation, digital risk, security training, web browser isolation, archiving, eDiscovery, supervision, and secure communication. Our solutions are built on a flexible, cloud-based platform and leverage a number of proprietary technologies - including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments to address today’s rapidly changing threat and compliance landscape.

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, social media and other cloud applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We help organizations reduce their critical risk in five major ways:

•	Protecting users from the advanced attacks that target them via email, web, networks, social media, and cloud apps;
•	Preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;
•	Improving the resilience of end-users to the threats that target them and training them to be better caretakers of their organizations’ critical data;
•	Collecting, retaining, supervising and discovering communications and sensitive data for compliance and litigation support; and
•	Enabling organizations to respond quickly to security issues, providing both the intelligence and the context to prioritize incidents and orchestrate remediation actions.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 52% for the year ended December 31, 2018 as compared to the prior year. In terms of customer concentration, there was one partner who accounted for 12% of our total revenue in 2018 and 2017, though that partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue in 2018 and 2017. No individual customers or partners accounted for more than 10% of our total revenue in 2016.

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total revenue	$716,994	$519,681	$378,337
Growth	38%	37%	43%
Gross margin percentage	72%	72%	71%
Non-GAAP gross margin	78%	78%	76%
Billings (non-GAAP)	$875,323	$638,839	$463,086
Growth	37%	38%	43%
Free cash flows (non-GAAP)	$155,222	$106,728	$59,828

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
GAAP gross profit	$515,233	$376,303	$269,744
GAAP gross margin	72%	72%	71%
Plus:
Stock-based compensation expense	16,299	12,528	8,921
Amortization of intangible assets	26,971	14,512	9,423
Non-GAAP gross profit	$558,503	$403,343	$288,088
Non-GAAP gross margin	78%	78%	76%

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

The following table presents the reconciliation of total revenue to billings for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total revenue	$716,994	$519,681	$378,337
Deferred revenue and customer prepayments
Ending	605,073	431,371	295,996
Beginning	431,371	295,996	210,397
Net change	173,702	135,375	85,599
Unbilled accounts receivable
Ending	1,276	603	486
Beginning	603	486	836
Net change	(673)	(117)	350
Less: deferred revenue contributed by acquisitions	(14,700)	(16,100)	(1,200)
Billings	$875,323	$638,839	$463,086

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
GAAP cash flows provided by operating activities:	$184,744	$153,686	$94,235
Less:
Purchase of property and equipment	(29,522)	(46,958)	(34,407)
Non-GAAP free cash flows	$155,222	$106,728	$59,828

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. Our headcount has increased from 449 employees as of December 31, 2012 to 2,613 employees as of December 31, 2018. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Benefit from (Provision for) Income Taxes

For most of the prior years, our income tax expense or benefit were primarily related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we had not historically recorded a provision for federal income taxes. However, in the year ended December 31, 2017, we recognized $0.2 million of deferred tax benefit in the U.S. related to amortization of tax goodwill on business acquisitions and $12.3 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Cloudmark, Inc. and WebLife Balance, Inc. business acquisitions. For the year ended December 31, 2018, we recognized $14.7 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat Security Technologies, Inc. acquisition. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations

The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
Subscription	$704,400	$506,355	$367,494
Hardware and services	12,594	13,326	10,843
Total revenue	716,994	519,681	378,337
Cost of revenue:(1)
Subscription	180,253	125,832	94,716
Hardware and services	21,508	17,546	13,877
Total cost of revenue	201,761	143,378	108,593
Gross profit	515,233	376,303	269,744
Operating expense:(1)
Research and development	185,391	129,803	98,506
Sales and marketing	345,368	248,694	189,324
General and administrative	86,185	52,735	52,774
Total operating expense	616,944	431,232	340,604
Operating loss	(101,711)	(54,929)	(70,860)
Interest expense	(14,168)	(25,597)	(23,538)
Other (expense) income, net	(1,102)	774	(1,103)
Loss before income taxes	(116,981)	(79,752)	(95,501)
Benefit from (provision for) income taxes	13,232	9,950	(986)
Net loss	$(103,749)	$(69,802)	$(96,487)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2018	2017	2016
Revenue:
Subscription	98%	97%	97%
Hardware and services	2	3	3
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	25	24	25
Hardware and services	3	4	4
Total cost of revenue	28	28	29
Gross profit	72	72	71
Operating expense:(1)
Research and development	26	25	26
Sales and marketing	48	47	50
General and administrative	12	10	14
Total operating expense	86	82	90
Operating loss	(14)	(10)	(19)
Interest expense	(2)	(5)	(6)
Other (expense) income, net	—	—	—
Loss before income taxes	(16)	(15)	(25)
Benefit from (provision for) income taxes	2	2	—
Net loss	(14)%	(13)%	(25)%

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$14,012	$10,635	$7,427
Cost of hardware and services revenue	$2,287	$1,893	$1,494
Research and development	$40,204	$30,588	$24,342
Sales and marketing	$50,320	$33,962	$28,607
General and administrative	$35,885	$20,382	$16,826
Amortization of intangible assets:
Cost of subscription revenue	$26,971	$14,512	$9,423
Research and development	$45	$60	$60
Sales and marketing	$14,141	$3,934	$4,938

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Subscription	$704,400	$506,355	$198,045	39%	$506,355	$367,494	$138,861	38%
Hardware and services	12,594	13,326	(732)	(5)%	13,326	10,843	2,483	23%
Total revenue	$716,994	$519,681	$197,313	38%	$519,681	$378,337	$141,344	37%

Subscription revenue increased $198.0 million and $138.9 million, or 39% and 38%, respectively, for 2018 and 2017. These increases were due to a $153.1 million and $115.1 million increase in revenue from the United States and, a $44.9 million and $23.8 million increase from international customers for 2018 and 2017, respectively.

The increases in subscription revenue for 2018 and 2017 were due to the ongoing demand for our advanced threat and compliance solutions, increase in add-on activity and renewal rate being higher than 90%. Our enterprise customer count, which consists of customers that generate more than $10,000 in annual recurring revenue, increased from approximately 4,400 at the end of 2017 to approximately 6,100, or 39%, at the end of 2018. The Wombat acquisition added approximately 550 customers that were only using Wombat products at the time of the acquisition on February 28, 2018. Our enterprise customer count increased from approximately 3,600 at the end of 2016 to approximately 4,400, or 22%, at the end of 2017. The revenue recognized from acquired deferred revenue related to the acquisitions we made was $20.8 million, $3.2 million and $2.7 million in 2018, 2017 and 2016, respectively. The change in subscription revenue due to pricing was not significant for either period.

Hardware and services revenue for 2018 decreased $0.7 million or 5%, as compared to 2017, primarily due to lower professional service revenue. The increase in hardware and services revenue in 2017 as compared to 2016 was $2.5 million, or 23%, primarily due to an increase in configuration and installation service revenue.

Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Subscription	$180,253	$125,832	$54,421	43%	$125,832	$94,716	$31,116	33%
Hardware and services	21,508	17,546	3,962	23%	17,546	13,877	3,669	26%
Total cost of revenue	$201,761	$143,378	$58,383	41%	$143,378	$108,593	$34,785	32%

Cost of subscription revenue increased $54.4 million, or 43%, in 2018 as compared to 2017, and $31.1 million, or 33%, in 2017 as compared to 2016. The increases were primarily due to increases in operations-related expense of $35.4 million and $21.1 million, respectively, due to increased headcount, depreciation expense as a result of higher capital expenditures to support our growth, and larger amortization of intangible assets expense of developed technology from recent acquisitions. Additionally, support-related expenses increased $13.3 million and $8.4 million, respectively, primarily due to higher headcount and consulting costs. Data center costs increased $5.3 million and $1.8 million, respectively, primarily due to subscription revenue growth in our cloud-based solutions.

Cost of hardware and services revenue for 2018 and 2017 increased $4.0 million and $3.7 million, or 23% and 26%, respectively, as compared to the year before, primarily due to an increase in professional service costs as our headcount increased.

Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Research and development	$185,391	$129,803	$55,588	43%	$129,803	$98,506	$31,297	32%
Percent of total revenue	26%	25%			25%	26%

Research and development expenses increased $55.6 million and $31.3 million, or 43% and 32%, for 2018 and 2017, respectively. The increases were primarily due to increases in personnel-related costs of $46.1 million and $25.3 million for 2018 and 2017, respectively, from higher headcount, including those from the integration of the acquisitions in 2018 and 2017. Additionally, corporate expense allocated to research and development increased $7.9 million and $5.8 million for 2018 and 2017, respectively, primarily due to higher costs from expanded operations, higher allocated costs from facilities, human resources and IT-related expense as we grew year-over-year. Outside service expenses increased $1.0 million and travel related expenses increased $0.4 million in 2018.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Sales and marketing	$345,368	$248,694	$96,674	39%	$248,694	$189,324	$59,370	31%
Percent of total revenue	48%	47%			47%	50%

Sales and marketing expenses increased $96.7 million and $59.4 million, or 39% and 31%, for 2018 and 2017, respectively. The increase in headcount on a worldwide basis and increase in revenue resulted in increased personnel-related and commissions costs of $65.8 million and $47.4 million, for 2018 and 2017, respectively. Travel expenses increased $4.5 million in 2018 and $3.8 million in 2017. Corporate and facilities expenses allocated to sales and marketing increased $6.1 million in 2018 and $4.5 million in 2017 due to costs related to our acquisitions and higher allocated costs as the company expanded. Marketing expenses related to lead generation, trade shows, advertising and other initiatives increased $8.0 million in 2018 and $4.1 million in 2017. Amortization expense of acquired intangible assets increased $10.2 million in 2018.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
General and administrative	$86,185	$52,735	$33,450	63%	$52,735	$52,774	$(39)	(0)%
Percent of total revenue	12%	10%			10%	14%

General and administrative expenses increased $33.5 million, or 63%, in 2018 as compared to 2017. The change in general and administrative expenses in 2017 was not material as compared to 2016. Personnel-related costs increased $25.6 million and $9.2 million for 2018 and 2017, respectively, to support our continued growth as a public company and business acquisitions in 2018 and 2017. Corporate and facilities expense increased $2.1 million and $1.3 million for 2018 and 2017, respectively, primarily due to an increased in headcount. Outside consulting and audit costs increased $1.8 million and $3.5 million for 2018 and 2017, respectively, primarily due to the adoption of new accounting standards, investments in ERP system and other business applications to support the Company’s growth. Acquisition related costs increased $1.8 million in 2018 primarily due to the business acquisitions made. The change in fair value of acquisition-related contingent consideration liability and acquisition-related expenses decreased general and administrative expense by $0.9 million and $0.8 million for 2017. Legal expense increased $1.4 million in 2018; and decreased $12.9 million in 2017, primarily due to the timing of litigation and settlement costs related to the lawsuit and settlement with Finjan, Inc. On June 3, 2016, we executed a Confidential Patent License, Settlement and Release Agreement with Finjan, Inc.

Interest Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Interest expense	$(14,168)	$(25,597)	$11,429	(45)%	$(25,597)	$(23,538)	$(2,059)	9%

Total net interest expense decreased $11.4 million in 2018, primarily due to decreases in accretion expense and cash interest expense of $13.4 million and $3.0 million, respectively, due to conversions of the 1.25% Notes in 2017 and 0.75% Notes in the third quarter of 2018, offset by a $4.5 million increase in loss on conversion of the Notes (see Note 9 “Convertible Senior Notes” to the Consolidated Financial Statements).

Total net interest expense increased $2.1 million in 2017, primarily due to a $2.7 million loss on conversion of the 1.25% Notes in 2017, and a $0.9 million increase in amortization of debt issuance costs and accretion of debt discount, partially offset by a $1.4 million increase in interest income from short-term investments and cash balances.

Other Income (Expense), Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Other income (expense), net	$(1,102)	$774	$(1,876)	(242)%	$774	$(1,103)	$1,877	(170)%

The changes in other income (expense), net for 2018 and 2017 were primarily due to U.S. Dollar translation rate losses or gains on cash and cash equivalents held in foreign currencies, in particular the Euro, the Japanese Yen, the British Pound and the Canadian Dollar.

Benefit From (Provision For) Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
	(in thousands)					(in thousands)
Benefit from (provision for) income taxes	$13,232	$9,950	$3,282	33%	$9,950	$(986)	$10,936	1,109%

Total benefit from income taxes increased $3.3 million in 2018 as compared to 2017. The increase was primarily due to a $14.7 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the business acquired in 2018 as compared to a $12.3 million benefit from the businesses acquired in 2017 and a $1.1 million benefit for U.K. research and development credits recorded in 2018. Total benefit from income taxes increased $10.9 million in 2017 as compared to 2016. The increase was primarily due to a $12.3 million deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the businesses acquired in 2017 and a $2.0 million deferred tax benefit related to the 2017 Tax Cuts and Jobs Act (the “Tax Act”), offset by a $2.0 million increase in foreign tax expense due to an increase in spending in certain foreign subsidiaries who operate on a cost-plus basis.
Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$195,089	$181,505	$169,019	$158,787	$144,027	$130,534	$118,703	$113,091
Hardware and services	3,390	2,674	2,856	3,674	2,892	4,152	3,738	2,544
Total revenue	198,479	184,179	171,875	162,461	146,919	134,686	122,441	115,635
Cost of revenue:(1)
Subscription	46,758	45,679	45,618	42,198	35,937	31,211	30,363	28,321
Hardware and services	6,237	5,258	5,154	4,859	4,561	4,800	4,130	4,055
Total cost of revenue	52,995	50,937	50,772	47,057	40,498	36,011	34,493	32,376
Gross profit	145,484	133,242	121,103	115,404	106,421	98,675	87,948	83,259
Operating expense:(1)
Research and development	48,215	45,917	47,527	43,732	35,414	32,477	32,306	29,606
Sales and marketing	92,554	90,006	84,911	77,897	66,242	66,406	60,126	55,920
General and administrative	25,754	23,877	19,029	17,525	16,512	13,388	12,348	10,487
Total operating expense	166,523	159,800	151,467	139,154	118,168	112,271	104,780	96,013
Operating loss	(21,039)	(26,558)	(30,364)	(23,750)	(11,747)	(13,596)	(16,832)	(12,754)
Interest income (expense)	937	(9,097)	(3,187)	(2,821)	(8,050)	(5,733)	(5,848)	(5,966)
Other (expense) income, net	(387)	(425)	(633)	343	(110)	829	184	(129)
Loss before income taxes	(20,489)	(36,080)	(34,184)	(26,228)	(19,907)	(18,500)	(22,496)	(18,849)
(Provision for) benefit from income taxes	(746)	20	(114)	14,072	13,360	(977)	(999)	(1,434)
Net loss	$(21,235)	$(36,060)	$(34,298)	$(12,156)	$(6,547)	$(19,477)	$(23,495)	$(20,283)
Net loss per share, basic and diluted	$(0.39)	$(0.69)	$(0.67)	$(0.24)	$(0.14)	$(0.44)	$(0.54)	$(0.47)
Weighted average shares outstanding, basic and diluted	54,805	52,184	50,935	50,504	45,424	44,418	43,890	43,230

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$3,610	$3,503	$3,448	$3,451	$2,520	$2,876	$2,863	$2,376
Cost of hardware and services revenue	651	474	571	591	492	493	469	439
Research and development	10,505	9,678	9,986	10,035	7,991	7,803	7,744	7,050
Sales and marketing	13,245	13,191	12,382	11,502	8,892	8,943	8,230	7,897
General and administrative	11,732	11,250	7,410	5,493	5,350	5,222	5,198	4,612
Total stock-based compensation expenses	$39,743	$38,096	$33,797	$31,072	$25,245	$25,337	$24,504	$22,374
Amortization of intangible assets:
Cost of subscription revenue	$6,830	$7,121	$7,244	$5,776	$4,945	$3,190	$3,189	$3,188
Research and development	—	15	15	15	15	15	15	15
Sales and marketing	3,762	3,982	3,982	2,415	1,143	875	949	967
Total amortization of intangible assets	$10,592	$11,118	$11,241	$8,206	$6,103	$4,080	$4,153	$4,170

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Consolidated Statements of Operations Data:
Revenue:
Subscription	98%	99%	98%	98%	98%	97%	97%	98%
Hardware and services	2	1	2	2	2	3	3	2
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	24	25	27	26	25	23	25	24
Hardware and services	3	3	3	3	3	4	3	4
Total cost of revenue	27	28	30	29	28	27	28	28
Gross profit	73	72	70	71	72	73	72	72
Operating expense:
Research and development	24	25	28	27	24	24	26	26
Sales and marketing	47	49	49	48	45	49	49	48
General and administrative	13	13	11	11	11	10	10	9
Total operating expense	84	87	88	86	80	83	85	83
Operating loss	(11)	(15)	(18)	(15)	(8)	(10)	(13)	(11)
Interest expense	1	(5)	(2)	(1)	(5)	(4)	(5)	(5)
Other (expense) income, net	—	—	—	—	—	1	—	—
Loss before income taxes	(10)	(20)	(20)	(16)	(13)	(13)	(18)	(16)
Benefit from (provision for) income taxes	(1)	—	—	9	9	(1)	(1)	(1)
Net loss	(11)%	(20)%	(20)%	(7)%	(4)%	(14)%	(19)%	(17)%

Liquidity and Capital Resources

As of December 31, 2018, we had $185.4 million in cash and cash equivalents and $46.3 million in short-term investments, for a total of $231.7 million. Also refer to Note 9 “Convertible Senior Notes” to the consolidated financial statements for discussion of the Notes.

We plan to grow our customer base by continuing to emphasize investments in sales and marketing to add new customers, expand our customers’ use of our platform, and maintain high renewal rates. We also expect to incur additional cost of subscription revenue in accordance with the resulting growth in our customer base. We believe that the combination of our ongoing improvements in gross margins, the benefits of lower sales and marketing costs associated with our renewal activity, and the fact that our contracts are structured to bill our customers in advance should enable us to improve our cash flow from operations as we grow. Based on our current level of operations and anticipated growth, both of which are expected to be consistent with recent quarters, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our solutions. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We have invested, and plan to continue investing in acquiring complementary businesses, applications and technologies, and may continue to make such investments in the future, any of which could also require us to seek equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

As of December 31, 2018, the amount of cash and cash equivalents held by our foreign subsidiaries was $22.3 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.5 million. We have not recorded a liability for these taxes, as it is our intention that the majority of these funds are indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$184,744	$153,686	$94,235
Net cash used in investing activities	$(250,664)	$(190,427)	$(89,192)
Net cash used in financing activities	$(33,861)	$(23,212)	$(5,238)

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

Net cash provided by operating activities was $184.7 million in 2018 as compared to $153.7 million in 2017. The increase of $31.0 million was primarily due to:

•

An increase in amortization of intangible assets of $22.7 million due to acquired businesses, and an increase in depreciation of fixed assets of $8.8 million due to an increase in capital expenditures;

•	An increase in stock-based compensation expense of $45.2 million due to the increase in headcount and grants made;

•	An increase in amortization of deferred commissions of $8.6 million due to an increase in revenue;
•	An increase in loss on conversion of convertible notes of $4.5 million due to their conversion (see Note 9 “Convertible Senior Notes” to the Consolidated Financial Statements);
•	An increase in accounts payable and accrued liabilities changes of $10.0 million and $2.6 million, respectively, due to the timing of compensation and other payments;
•	An increase in deferred revenue change of $38.9 million due to higher billings;

The increase was offset by a $33.9 million increase in net loss, $13.4 million decrease in amortization of debt issuance costs and accretion of debt discount due to the conversion of the convertible notes in 2017 and 2018 (see Note 9 “Convertible Senior Notes” to the Consolidated Financial Statements), an increase in accounts receivable change of $50.1 million, and an increase in deferred commissions change of $20.3 million due to higher billings.

Net cash provided by operating activities was $153.7 million in 2017 as compared to $94.2 million in 2016. The increase of $59.5 million was primarily due to:

•	A $26.7 million decrease in net loss;
•	An increase in amortization of intangible assets of $4.1 million due to acquired businesses, and an increase in depreciation of fixed assets of $6.5 million due to an increase in capital expenditures;
•	Stock-based compensation expense increased $18.8 million due to the increase in headcount and grants made;
•	Amortization of deferred commissions increased $5.8 million due to an increase in revenue;
•	Loss on conversion of convertible notes increased $2.7 million due to their conversion in 2017 (see Note 9 “Convertible Senior Notes” to the Consolidated Financial Statements);
•	An increase in accrued liabilities change of $8.5 million due to the timing of compensation and other payments;
•	An increase in deferred revenue change of $32.0 million due to higher billings;

The increase was offset by a deferred income tax expense change of $16.1 million primarily related to a $12.3 million decrease in valuation allowance due to the business acquisitions made in 2018 and $2.0 million benefit due to the U.S. 2017 Tax Cuts and Job Act, an increase in accounts receivable change of $13.0 million, an increase in deferred commissions change of $8.5 million due to higher billings, and a $5.9 million decrease in accounts payable change due to the timing of the payments.

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

Net cash used in investing activities was $250.7 million in 2018 as compared to $190.4 million in 2017. The increase in cash used of $60.3 million was due to an increase in business acquisition cost of $68.4 million, a $36.5 million decrease in maturities of short-term investments, and a decrease in receipts from escrow account of $2.7 million, offset by an increase in proceeds from sales of short-term investments of $11.9 million, a decrease in purchase of short-term investments of $18.1 million, and decrease in capital expenditures of $17.4 million.

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

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $33.9 million in 2018 as compared to $23.2 million in 2017. The increase in cash used of $10.7 million was primarily due to a $17.9 million increase in withholding taxes paid related to restricted stock unit net share settlement, offset by a $1.9 million increase in proceeds from common stock issuance related to employee stock plans, and $5.5 million decrease in contingent consideration payment.

Net cash used in financing activities was $23.2 million in 2017 as compared to $5.2 million in 2016. The increase in cash used of $18.0 million was primarily due to a $17.2 million increase in withholding taxes paid related to restricted stock unit net share settlement, a $6.1 million increase in contingent consideration payment, partially offset by a $3.9 million increase in proceeds from common stock issuance related to employee stock plans, and $1.4 million paid in 2017 to release an indemnification holdback liability incurred in connection with the Abaca Technology Corporation acquisition in July 2013.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payment Due by Period
	Total (5)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations(1)	$232,347	$25,313	$36,690	$41,190	$129,154
Purchase obligations(2)	27,458	22,807	4,651	—	—
Total(3)	$259,805	$48,120	$41,341	$41,190	$129,154

(1)	Consists of contractual obligations under operating leases for office space and data centers.
(2)	Consists of minimum purchase commitment of products and services. Obligations under contracts that we can cancel without a significant penalty were not included in the table above.
(3)

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $4.3 million of such non-current liabilities included in Other long-term liabilities recorded on our consolidated balance sheet as of December 31, 2018.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements.

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

Most of the Company’s contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to individual performance obligation on a relative standalone selling price basis. The transaction price allocated to subscription services and subscription software that does not have significant standalone functionality is determined by considering factors such as historical pricing practices, and the selling price of hardware and professional services is estimated using a cost plus model. The selling price for support of a functional subscription software license is calculated as a percentage of functional subscription software license value which is derived by analyzing internal pricing practice, customer expectations, and industry practice.

Deferred Commissions

We capitalize sales commissions and associated payroll taxes paid to internal sales personnel, and referral fees paid to independent third-parties, that are incremental to the acquisition of customer contracts. These costs are recorded as deferred commissions on the consolidated balance sheets. We determine whether costs should be deferred based on sales compensation plans, if the commissions are incremental and would not have occurred absent the customer contract. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rate between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are amortized over a contractual renewal period. Amortization is recognized based on the expected future revenue streams under the customer contracts. Amortization of deferred sales commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. We determine the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of the Company’s software and related significant features.

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

We used either the discounted cash flow method, the replacement cost method or the relief from royalty method to assign fair values to acquired identifiable intangible assets. These methods require significant management judgment to forecast future operating results and establish residual growth rates, royalty rates and discount factors. These models are based on reasonable estimates and assumptions given available facts and circumstances, including industry estimates and averages, as of the acquisition dates and are consistent with the plans and estimates that we use to manage our business. If the subsequent actual results and updated projections of the underlying business activity change compared with the estimates and assumptions used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from our revenue streams;
•	cost to build the acquired technology;
•	royalty rates;
•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and
•	discount rates.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of December 31, 2018, we had cash, cash equivalents, and short-term investments of $231.7 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction gains (losses) included in determining net loss were $(0.9) million, $0.6 million and $(0.9) million for 2018, 2017 and 2016, respectively. Transaction gains and losses are included in other (expense) income, net.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on their evaluation, as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Proofpoint, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customer in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

We have served as the Company’s auditor since 2008, which includes periods before the Company became subject to SEC reporting requirements.

Proofpoint, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	At December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$185,392	$286,072
Short-term investments	46,307	45,526
Accounts receivable, net	199,194	107,696
Inventory	481	730
Deferred product costs	1,800	1,541
Deferred commissions	37,391	26,249
Prepaid expenses and other current assets	16,872	18,669
Total current assets	487,437	486,483
Property and equipment, net	70,627	73,617
Long-term deferred product costs	303	259
Goodwill	460,425	297,704
Intangible assets, net	136,645	95,602
Long-term deferred commissions	69,989	51,954
Other assets	7,592	12,813
Total assets	$1,233,018	$1,018,432
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,237	$12,271
Accrued liabilities	90,719	65,503
Capital lease obligations	—	34
Deferred rent	829	586
Deferred revenue	492,742	364,521
Total current liabilities	604,527	442,915
Convertible senior notes	—	197,858
Long-term capital lease obligations	—	55
Long-term deferred rent	3,757	4,102
Other long-term liabilities	6,812	11,069
Long-term deferred revenue	105,388	63,318
Total liabilities	720,484	719,317
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 55,149 and 50,325 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	1,107,953	787,572
Accumulated other comprehensive loss	(7)	(9)
Accumulated deficit	(595,418)	(488,453)
Total stockholders’ equity	512,534	299,115
Total liabilities and stockholders’ equity	$1,233,018	$1,018,432

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Subscription	$704,400	$506,355	$367,494
Hardware and services	12,594	13,326	10,843
Total revenue	716,994	519,681	378,337
Cost of revenue:(1)(2)
Subscription	180,253	125,832	94,716
Hardware and services	21,508	17,546	13,877
Total cost of revenue	201,761	143,378	108,593
Gross profit	515,233	376,303	269,744
Operating expense:(1)(2)
Research and development	185,391	129,803	98,506
Sales and marketing	345,368	248,694	189,324
General and administrative	86,185	52,735	52,774
Total operating expense	616,944	431,232	340,604
Operating loss	(101,711)	(54,929)	(70,860)
Interest expense	(14,168)	(25,597)	(23,538)
Other (expense) income, net	(1,102)	774	(1,103)
Loss before income taxes	(116,981)	(79,752)	(95,501)
Benefit from (provision for) income taxes	13,232	9,950	(986)
Net loss	$(103,749)	$(69,802)	$(96,487)
Net loss per share, basic and diluted	$(1.99)	$(1.58)	$(2.31)
Weighted average shares outstanding, basic and diluted	52,111	44,258	41,859

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$14,012	$10,635	$7,427
Cost of hardware and services revenue	$2,287	$1,893	$1,494
Research and development	$40,204	$30,588	$24,342
Sales and marketing	$50,320	$33,962	$28,607
General and administrative	$35,885	$20,382	$16,826

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$26,971	$14,512	$9,423
Research and development	$45	$60	$60
Sales and marketing	$14,141	$3,934	$4,938

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(103,749)	$(69,802)	$(96,487)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net	2	(2)	16
Comprehensive loss	$(103,747)	$(69,804)	$(96,471)

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2015	40,840	$4	$441,104	$(23)	$(357,900)	$83,185
Cumulative effect of adjustment from adoption of ASC 606	—	—	—	—	36,735	36,735
Net loss	—	—	—	—	(96,487)	(96,487)
Unrealized gain on short-term investments	—	—	—	16	—	16
Stock-based compensation expense	—	—	70,560	—	—	70,560
Acquisition of FireLayers, Ltd. (Note 3)	111	—	176	—	—	176
Common stock issued	2,474	—	27,799	—	—	27,799
Tax withholding upon vesting of restricted stock awards	(410)	—	(25,605)	—	—	(25,605)
Balances at December 31, 2016	43,015	4	514,034	(7)	(417,652)	96,379
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	999	—	(999)	—
Net loss	—	—	—	—	(69,802)	(69,802)
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Conversion of convertible senior notes to common stock (Note 9)	5,159	1	193,153	—	—	193,154
Stock-based compensation expense	—	—	88,449	—	—	88,449
Acquisition of businesses (Note 3)	—	—	424	—	—	424
Common stock issued	2,672	—	34,024	—	—	34,024
Tax withholding upon vesting of restricted stock awards	(521)	—	(43,511)	—	—	(43,511)
Balances at December 31, 2017	50,325	5	787,572	(9)	(488,453)	299,115
Cumulative effect adjustment from adoption of new accounting pronouncement (Note 1)	—	—	—	—	(3,216)	(3,216)
Net loss	—	—	—	—	(103,749)	(103,749)
Unrealized gain on short-term investments	—	—	—	2	—	2
Conversion of convertible senior notes to common stock (Note 9)	2,928	1	213,305	—	—	213,306
Stock-based compensation expense	—	—	131,178	—	—	131,178
Common stock issued	2,463	—	36,449	—	—	36,449
Tax withholding upon vesting of restricted stock awards	(567)	—	(60,551)	—	—	(60,551)
Balances at December 31, 2018	55,149	$6	$1,107,953	$(7)	$(595,418)	$512,534

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(103,749)	$(69,802)	$(96,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,553	42,098	31,552
Stock-based compensation	142,708	97,460	78,696
Change in fair value of contingent consideration	(79)	(1,533)	(669)
Amortization of debt issuance costs and accretion of debt discount	8,383	21,789	20,842
Amortization of deferred commissions	37,076	28,476	22,704
Loss on conversion of convertible notes	7,207	2,696	—
Deferred income taxes	(15,258)	(15,953)	119
Other	1,469	(348)	1,170
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(81,890)	(31,744)	(18,721)
Inventory	249	(132)	(113)
Deferred product costs	(302)	338	402
Deferred commissions	(66,254)	(45,910)	(37,446)
Prepaid expenses	(1,905)	(1,663)	(2,660)
Other current assets	2,155	(139)	(1,472)
Long-term assets	311	(3,429)	959
Accounts payable	8,396	(1,648)	4,271
Accrued liabilities	17,184	14,539	6,044
Deferred rent	(101)	1,867	292
Deferred revenue	155,591	116,724	84,752
Net cash provided by operating activities	184,744	153,686	94,235
Cash flows from investing activities
Proceeds from maturities of short-term investments	66,080	102,556	123,405
Proceeds from sales of short-term investments	11,931	—	—
Purchase of short-term investments	(78,688)	(96,741)	(114,686)
Purchase of property and equipment	(29,522)	(46,958)	(34,407)
Payments to escrow account	—	—	(9,645)
Receipts from escrow account	3,321	6,066	260
Acquisitions of business, net of cash and restricted cash acquired	(223,786)	(155,350)	(54,119)
Net cash used in investing activities	(250,664)	(190,427)	(89,192)
Cash flows from financing activities
Proceeds from issuance of common stock	27,579	25,725	21,779
Withholding taxes related to restricted stock net share settlement	(60,706)	(42,823)	(25,588)
Repayments of equipment loans and capital lease obligations	(37)	(34)	(32)
Repayment of convertible notes	(142)	(14)	—
Holdback payments for prior acquisitions	—	—	(1,397)
Contingent consideration payments	(555)	(6,066)	—
Net cash used in financing activities	(33,861)	(23,212)	(5,238)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(727)	1,076	(545)
Net decrease in cash, cash equivalents and restricted cash	(100,508)	(58,877)	(740)
Cash, cash equivalents, and restricted cash
Beginning of period	286,660	345,537	346,277
End of period	$186,152	$286,660	$345,537
Supplemental disclosures of cash flow information
Cash paid for interest	$1,249	$4,236	$4,250
Cash paid for taxes	$120	$5,311	$893
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$2,706	$3,349	$6,035
Liability awards converted to equity	$8,870	$8,307	$6,059
Convertible senior notes converted to equity	$213,306	$193,153	$—

	December 31, 2018	December 31, 2017	December 31, 2016
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$185,392	$286,072	$345,426
Restricted cash included in prepaid expenses and other current assets	283	315	79
Restricted cash included in other non-current assets	477	273	32
Total cash, cash equivalents and restricted cash	$186,152	$286,660	$345,537

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been adjusted due to the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”). Refer to Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” for more information.

During the reporting periods, the Company completed a number of acquisitions which are more fully described in Note 3 “Acquisitions”. The consolidated financial statements include the results of operations from these business combinations from their date of acquisition.

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

Foreign Currency Remeasurement and Transactions

The functional currency of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gains (losses) included in determining net loss were $(943), $574 and $(852) for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Inventories

Inventories are stated at lower of cost or net realizable value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. Inventories held at December 31, 2018 and December 31, 2017 consist primarily of finished goods.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 using full retrospective method. Refer to Note 2 for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue, deferred commissions and deferred product costs.

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

Impairment of Intangible Assets and Other Long-Lived Assets

The Company evaluates long-lived assets, including property, equipment and definitive-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of such assets (or asset group) to the future undiscounted cash flows the assets (or asset group) is expected to generate. If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. The Company also evaluates the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. No assets were determined to be impaired as of December 31, 2018.

Software Development Costs

Internally developed software includes security software developed to meet the Company’s internal needs to provide cloud-based subscription services to its end-customers and business software that the Company customizes to meet its operating needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage. The costs capitalized were not material in the years ended December 31, 2018, 2017 and 2016.

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any material advertising and promotion expenses during the years ended December 31, 2018, 2017 and 2016.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment was identified by the Company as of December 31, 2018.

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

Research and Development

Research and development expense consists primarily of personnel costs, consulting services, allocated facilities costs and depreciation. Research and development costs are expensed as incurred.

Employee Benefit Plans

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $1,563 to the 401(k) Plan in 2018. There were no contributions made by the Company in 2017 and 2016.

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

Awards vest either on a graded schedule or in a lump sum. The Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the service period of the award, which is generally the vesting period. The exercise price of stock options granted is equal to the fair value of the Company’s common stock on the date of grant. Stock options expire ten years from the date of grant.

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

Accounting Pronouncements Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606 to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard contains a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of services or products to a customer at an amount that reflects the consideration expected to be received in exchange for those services or products. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period and remaining performance obligations. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective transition method. Refer to Note 2 “Revenue, Deferred Revenue and Deferred Contract Costs” for more information.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 eliminates the requirement to defer the recognition of current and deferred income taxes for intra-entity asset transfer until the asset has been sold to an outside party. Therefore, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was adopted on a modified retrospective basis starting January 1, 2018. As a result of the adoption, the Company’s long-term assets decreased and accumulated deficit increased by $3,216 as of January 1, 2018, the date of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset (“ROU”) for the right to use the underlying asset for the lease term. The Company will adopt the new standard as of January 1, 2019 and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of the adoption date. The Company will elect the optional transition approach to not apply ASU 2016-02 in the comparative periods presented and the package of practical expedients. The Company will also elect the practical expedient to not account for lease and non-lease components separately for office space, data center and equipment operating leases. The Company expects adoption of ASU 2016-02 will result in the recognition of lease liabilities and ROU assets from $55,000 to $70,000, with the most significant impact related to the Company’s office space and date center operating leases. The Company does not expect the adoption of ASU 2016-02 to have a material impact to the consolidated statements of operations or to have any impact on its cash flows from operating, investing or financing activities.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

2. Revenue, Deferred Revenue and Deferred Contract Costs

Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Under this method, the Company is presenting the consolidated financial statements as of December 31, 2017, and for the years ended December 31, 2017 and 2016, as if ASC 606 had been effective for those periods. The most significant impact of the standard related to i) the timing of revenue recognition for contracts related to certain on-premise offerings, in which the Company granted customers the right to deploy its subscription software on the customers’ own servers. For these contracts, the Company is required to recognize as revenue a significant portion of the contract price upon delivery of the software compared to the previous practice of recognizing the entire contract price ratably over a subscription period; and ii) the timing of revenue recognition in instances when all revenue recognition criteria were not met until after the start date of the subscription. Previously these amounts were recognized prospectively over the remaining contract term, while under ASC 606, the Company is required to recognize revenue on a cumulative catch-up basis for amounts earned up to the time all revenue recognition criteria have been met. In addition, iii) certain contract acquisition costs such as sales commissions are being amortized over an expected benefit period that is longer than the Company’s previous policy of amortizing the deferred amounts over the specific revenue contract term for the associated contract.

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

Select consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows:

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Assets
Accounts receivable, net	$109,325	$(1,629)	$107,696
Deferred commissions, current	$27,144	$(895)	$26,249
Long-term deferred commissions	$5,811	$46,143	$51,954
Liabilities
Accrued liabilities	$63,926	$1,577	$65,503
Deferred revenue	$381,915	$(17,394)	$364,521
Long-term deferred revenue	$69,873	$(6,555)	$63,318
Stockholders’ Equity
Accumulated deficit	$(554,444)	$65,991	$(488,453)

Select consolidated statements of operations line items, which reflect the adoption of the new standard, are as follows:

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$503,257	$3,098	$506,355
Hardware and services	12,032	1,294	13,326
Total revenue	$515,289	$4,392	$519,681
Gross profit	$371,911	$4,392	$376,303
Operating expense:
Sales and marketing	$258,837	$(10,143)	$248,694
Operating loss	$(69,464)	$14,535	$(54,929)
Net loss	$(84,337)	$14,535	$(69,802)
Net loss per share, basic and diluted	$(1.91)	$0.33	$(1.58)

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$365,960	$1,534	$367,494
Hardware and services	9,536	1,307	10,843
Total revenue	$375,496	$2,841	$378,337
Gross profit	$266,903	$2,841	$269,744
Operating expense:
Sales and marketing	$201,204	$(11,880)	$189,324
Operating loss	$(85,581)	$14,721	$(70,860)
Net loss	$(111,208)	$14,721	$(96,487)
Net loss per share, basic and diluted	$(2.66)	$0.35	$(2.31)

Select consolidated statement of cash flows line items, which reflect the adoption of the new standard are as follows:

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(84,337)	$14,535	$(69,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	$36,865	$(8,389)	$28,476
Changes in assets and liabilities:
Accounts receivable	$(33,538)	$1,794	$(31,744)
Deferred commissions	$(44,157)	$(1,753)	$(45,910)
Accrued liabilities	$13,943	$596	$14,539
Deferred revenue	$123,507	$(6,783)	$116,724
Net cash provided by operating activities	$153,686	$—	$153,686

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(111,208)	$14,721	$(96,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	$33,147	$(10,443)	$22,704
Changes in assets and liabilities:
Accounts receivable	$(18,737)	$16	$(18,721)
Deferred commissions	$(36,009)	$(1,437)	$(37,446)
Accrued liabilities	$6,398	$(354)	$6,044
Deferred revenue	$87,255	$(2,503)	$84,752
Net cash provided by operating activities	$94,235	$—	$94,235

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

The following table presents the Company’s revenue disaggregation:

	Year Ended December 31,
	2018	2017	2016
Subscription service revenue	$681,138	$489,274	$354,341
Subscription software revenue	23,262	17,081	13,153
Hardware and services	12,594	13,326	10,843
Total revenue	$716,994	$519,681	$378,337

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

Variable Consideration

Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved. If the Company’s services or products do not meet certain service level commitments, the Company’s customers are entitled to receive service credits representing a form of variable consideration. The Company has not historically experienced any significant incidents affecting the defined levels of reliability and performance as required by the Company’s subscription contracts. Accordingly, any estimated refunds related to these contracts in the consolidated financial statements are not material during the periods presented.

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the consolidated balance sheet, was $1,276 and $603 as of December 31, 2018 and 2017, respectively.

Deferred commissions

The Company capitalizes sales commissions and associated payroll taxes paid to internal sales personnel, and referral fees paid to independent third-parties, that are incremental to the acquisition of customer contracts. These costs are recorded as deferred commissions on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are incremental and would not have occurred absent the customer contract. Sales commissions for renewal of a subscription contract are not considered commensurate with the commissions paid for the acquisition of the initial subscription contract given the substantive difference in commission rate between new and renewal contracts. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid related to renewal contracts are amortized over a contractual renewal period. Amortization is recognized based on the expected future revenue streams under the customer contracts. Amortization of deferred sales commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company determines the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration its initial estimated customer life and the technological life of the Company’s software and related significant features. The Company classifies deferred commissions as current or long-term based on the timing of when the Company expects to recognize the expense. The Company periodically reviews these deferred commission costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no material impairment losses recorded during the periods presented.

For the years ended December 31, 2018, 2017 and 2016, the Company capitalized $66,254, $45,910 and $37,446 of commission costs, respectively, and amortized $37,076, $28,476 and $22,704, respectively.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Deferred product costs

Deferred product costs are the incremental costs to fulfill a contract that are directly associated with each non-cancellable customer contract and primarily consist of royalty payments made to third parties, from whom the Company has obtained licenses to integrate certain software into its products. The deferred product costs are recognized based on the contractual term, and included in cost of revenue in the accompanying consolidated statements of operations. The Company classifies deferred product costs as current or long-term based on the timing of when the Company expects to recognize the expense.

For the years ended December 31, 2018, 2017 and 2016, the Company capitalized $2,765, $2,510 and $2,922 of deferred product costs, respectively, and amortized $2,463, $2,849 and $3,325, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized revenue of $363,483, $242,428 and $168,673 during the years ended December 31, 2018, 2017 and 2016, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $2,901, $1,055 and $983 of revenue during the years ended December 31, 2018, 2017 and 2016, respectively, related to the performance obligations satisfied in prior periods. The acquisition of Wombat Securities, Inc. (see Note 3 “Acquisitions”) on February 28, 2018, increased deferred revenue by $14,700, of which $12,187 was recognized in the year ended December 31, 2018.

Remaining performance obligations

Contracted revenue as of December 31, 2018 that has not yet been recognized (“contracted not recognized”) was $472,989, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 62% of contracted and not recognized revenue to be recognized over the next twelve months, 37% in years two and three, with the remaining balance recognized thereafter.

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

The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the Wombat Acquisition Date.  The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Wombat Acquisition Date.

At the Wombat Acquisition Date, the consideration transferred was $225,366, net of cash acquired of $13,452. Of the consideration transferred, $22,500 was held in escrow to secure indemnification obligations, which has not been released as of the issuance of these consolidated financial statements. The Company incurred $719 in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2018. The Company recorded $34,958 in revenue from Wombat for the year ended December 31, 2018, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Per the terms of the merger agreement, unvested in-the-money stock options held by Wombat employees were canceled and paid off using the same amount per option as for the common share less applicable exercise price for each option. The fair value of $1,580 of these unvested options was attributed to pre-combination service and included in consideration transferred. The fair value of unvested options of $1,571 was allocated to post-combination services and expensed in the three months ended March 31, 2018. Also, as part of the merger agreement, 51 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $5,458 (see Note 10 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

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
	$238,818

2017 Acquisitions

Cloudmark, Inc.

On November 21, 2017 (the “Cloudmark Acquisition Date”), pursuant to the terms of the merger agreement, the Company acquired all shares of Cloudmark, Inc. (“Cloudmark”), a leader in messaging security and threat intelligence for internet service providers and mobile carriers worldwide. As part of the acquisition, Cloudmark’s Global Threat Network was incorporated into Company’s cloud-based Nexus platform, which powers its email, social media, mobile, and SaaS security effectiveness.

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

The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the Cloudmark Acquisition Date. The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Cloudmark Acquisition Date.

At the Cloudmark Acquisition Date, the consideration transferred was $107,283, net of cash acquired of $31,973. Of the consideration transferred, $16,700 was held in escrow to secure indemnification obligations, which has not been released as of the issuance of these consolidated financial statements.

Per the terms of the merger agreement, unvested stock options and unvested restricted stock units held by Cloudmark employees were canceled and exchanged for the Company’s unvested stock options and unvested restricted stock units, respectively. The fair value of $91 of these unvested awards was attributed to pre-combination services and included in consideration transferred. The fair value of $1,180 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company, and $1,180 is recognized ratably as stock-based compensation expense over the required remaining service period.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets	$37,390	N/A
Fixed assets	543	N/A
Non-current assets	74	N/A
Liabilities	(4,422)	N/A
Deferred revenue	(15,400)	N/A
Customer relationships	15,300	8
Order backlog	1,400	1
Core/developed technology	18,500	4
Deferred tax liability, net	(7,905)	N/A
Goodwill	93,776	Indefinite
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

At the WebLife Acquisition Date, the consideration transferred was $48,765, net of cash acquired of $278. Of the consideration transferred, $6,203 was held in escrow to secure indemnification obligations, which has not been released as of the issuance of these consolidated financial statements.

Per the terms of the merger agreement, unvested stock options held by WebLife employees were canceled and exchanged for the Company’s unvested awards. The fair value of $333 of these unvested options was attributed to pre-combination service and included in consideration transferred. The fair value of $1,468 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company, and $1,468 is recognized ratably as stock-based compensation expense over the required remaining service period. Also, as part of the merger agreement, 107 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $9,652 (see Note 10 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

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
	$49,043

2016 Acquisitions

FireLayers

On October 24, 2016 (the “FireLayers Acquisition Date”), pursuant to the terms of a share purchase agreement, the Company acquired all shares of FireLayers, Ltd. (“FireLayers”), a provider of solutions for organizations to control and protect their cloud applications. With this acquisition, the Company extends Targeted Attack Protection to SaaS applications, enabling customers to protect their employees using SaaS applications from advanced malware.

The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the FireLayers Acquisition Date. The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the FireLayers Acquisition Date.

The total purchase price was $45,616, net of cash acquired of $210. Of the cash consideration paid, $7,740 was held in escrow to secure indemnification obligations, which has not been released as of the issuance of these consolidated financial statements.

Per the terms of the share purchase agreement, unvested stock options held by FireLayers employees were canceled and exchanged for unvested stock options to purchase shares of the Company’s common stock. The fair value of $1,326 of these unvested options, which are subject to the recipient’s continued service with the Company and thus excluded from the purchase price, are recognized ratably as stock-based compensation expense over the required service period. Also, as part of the share purchase agreement, 111 shares of restricted stock were issued to certain key employees with the total fair value of $8,669 (see Note 10), which was not included in the purchase price. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

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
	$45,826

Return Path

On August 24, 2016 (the “Return Path Acquisition Date”), pursuant to the terms of an asset purchase agreement, the Company acquired Return Path, Inc.’s (“Return Path”) Email Fraud Protection (“EFP”) business unit. Return Path’s EFP business, which provides standards-based DMARC authentication and proprietary sender-analysis capabilities, is integrated into the Company’s suite of email protection solutions to further enhance its business email compromise capabilities.

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

The fair value of the contingent consideration liability was determined as of the acquisition date using unobservable inputs. These inputs included the estimated amount and timing of future contract assignments, the probability of success and a risk-adjusted discount rate to adjust the probability-weighted cash flows to present value.

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2018, 2017 and 2016 as though the acquisitions that occurred during the reporting periods had occurred as of the beginning of the comparable prior annual reporting periods, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisitions and acquisition-related transaction costs. The unaudited pro forma results do not include the acquisition of Return Path, and do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and acquisitions. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Year Ended December 31,
	2018	2017	2016
Total revenue	$723,628	$594,966	$414,539
Net loss	$(103,980)	$(89,221)	$(108,896)
Basic and diluted net loss per share	$(2.00)	$(2.02)	$(2.60)

The unaudited pro forma financial information includes acquisition-related transaction costs of $719 for the year ended December 31, 2018.

4. Concentration of Risks

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

During the years ended December 31, 2018 and 2017, one partner accounted for 12% of total revenue, though the partner sold to a number of end-users, none of which accounted for more than 10% of our total revenue in 2018 and 2017.  During the year ended December 31, 2016, no individual customers accounted for more than 10% of total revenue.

Two partners accounted for 12% of total accounts receivable each as of December 31, 2018, and one partner accounted for 11% of total accounts receivable as of December 31, 2017.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

5. Balance Sheet Components

Property and equipment at December 31, 2018 and December 31, 2017 consist of the following:

	Useful Life	December 31,
	(in years)	2018	2017
Computer equipment	2 to 4	$142,777	$125,296
Software	2 to 5	3,782	2,647
Furniture	5	3,637	2,523
Office equipment	2 to 5	585	587
Leasehold improvements	5 years, or lease term, if shorter	13,129	10,632
Other	2	59	59
Construction in progress		1,088	1,854
		165,057	143,598
Less: Accumulated depreciation		(94,430)	(69,981)
		$70,627	$73,617

Property and equipment acquired under capital leases:

	December 31,
	2018	2017
Computer equipment	$—	$453
Less: Accumulated depreciation	—	(372)
	$—	$81

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 $32,396, $23,591, and $17,131, respectively. This included depreciation expense for assets under capital leases of $29, $31 and $31 for the years ended December 31, 2018, 2017 and 2016, respectively.

The allowance for doubtful accounts receivable was not material as of December 31, 2018 and 2017.

Accrued liabilities at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,
	2018	2017
Accrued compensation	$55,924	$38,605
ESPP contributions	3,224	2,339
Customer deposits	5,961	570
Accrued royalties	1,373	780
Acquisition-related contingent consideration	—	634
Other	24,237	22,575
	$90,719	$65,503

6. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

	Year Ended December 31,
	2018	2017
Beginning balance	$297,704	$167,270
Acquisitions during period	162,865	130,434
Purchase accounting adjustments	(144)	—
Closing balance	$460,425	$297,704

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$154,069	$(79,525)	$74,544	$118,869	$(52,554)	$66,315
Customer relationships	71,400	(15,166)	56,234	33,600	(5,918)	27,682
Trademark and patents	3,330	(1,430)	1,900	930	(825)	105
Order backlog	6,800	(2,833)	3,967	2,300	(800)	1,500
	$235,599	$(98,954)	$136,645	$155,699	$(60,097)	$95,602

Amortization expense of intangibles totaled $41,157, $18,506 and $14,421 during the years ended December 31, 2018, 2017 and 2016, respectively.

Future estimated amortization costs of intangible assets as of December 31, 2018 are presented below:

Year Ended December 31,
2019	$39,650
2020	34,566
2021	31,698
2022	13,501
2023	7,312
Thereafter	9,918
$136,645

7. Fair Value Measurements and Investments

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2018 and December 31, 2017 and the classification by level of input within the fair value hierarchy:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$133,202	$133,202	$—	$—
Commercial paper	12,478	—	12,478	—
Short-term investments:
Corporate debt securities	13,470	—	13,470	—
Commercial paper	30,838	—	30,838	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$191,987	$133,202	$58,785	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$231,828	$231,828	$—	$—
Commercial paper	7,995	—	7,995	—
U.S. agency securities	1,996	—	1,996	—
Short-term investments:
Corporate debt securities	11,600	—	11,600	—
Commercial paper	27,939	—	27,939	—
U.S. agency securities	3,991	—	3,991	—
U.S. Treasury securities	1,996	—	1,996	—
Total financial assets	$287,345	$231,828	$55,517	$—

Liabilities
Acquisition-related contingent consideration	$634	$—	$—	$634

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Amount
Balance as of December 31, 2015	$—
Additions during the period	9,162
Payments during the period	(260)
Adjustments to fair value during the period recorded in General and administrative expenses	(669)
Balance as of December 31, 2016	8,233
Additions during the period	—
Payments during the period	(6,066)
Adjustments to fair value during the period recorded in General and administrative expenses	(1,533)
Balance as of December 31, 2017	634
Additions during the period	—
Payments during the period	(555)
Adjustments to fair value during the period recorded in General and administrative expenses	(79)
Balance as of December 31, 2018	$—

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

Investments

The cost and fair value of the Company’s cash, cash equivalents and available-for-sale investments as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,712	$—	$—	$39,712
Money market funds	133,202	—	—	133,202
Commercial paper	12,478	—	—	12,478
Total	$185,392	$—	$—	$185,392

Short-term investments:
Corporate debt securities	$13,477	$—	$(7)	$13,470
Commercial paper	30,838	—	—	30,838
U.S. Treasury securities	1,999	—	—	1,999
Total	$46,314	$—	$(7)	$46,307

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

As of December 31, 2018 and 2017, all investments mature in less than one year. Fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the years ended December 31, 2018, 2017 and 2016.

8. Commitments and Contingencies

Operating Leases

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

The Company leases certain of its facilities under non-cancellable operating leases with various expiration dates through 2031.

Premises rent expense was $10,944, $8,010 and $5,054 for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, future annual minimum lease payments under noncancellable operating leases were as follows:

Operating Leases
2019	$25,313
2020	17,535
2021	19,155
2022	21,581
2023	19,609
Thereafter	129,154
Total minimum lease payments	$232,347

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Purchase Commitments

As of December 31, 2018, the Company’s minimum purchase commitments for products and services were $27,458, of which $4,651 represent long-term purchase commitments through the year ending December 31, 2021.

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

9. Convertible Senior Notes

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The following table presents the carrying values of the 0.75% Notes as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Liability component:
Principal	$—	$230,000
Less: debt discount and issuance costs, net of amortization	—	(32,142)
Net carrying amount	$—	$197,858
Equity component (1)	$—	$54,049

(1)	Recorded on the consolidated balance sheet as additional paid-in capital, net of the issuance costs in equity

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred the following interest expense and loss on conversion related to the Notes:

	2018	2017	2016
Interest expense related to contractual interest coupon	$1,172	$4,123	$4,240
Amortization of debt discount and issuance costs	8,383	21,789	20,842
Loss on conversion	7,207	2,696	—
Total	$16,762	$28,608	$25,082

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

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 20,316 shares of common stock are reserved for issuance to eligible participants. As of December 31, 2018, 3,385 shares were available for future grant. Restricted stock awards generally vest over a four-year period.

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

No options were granted during the years ended December 31, 2018 and 2017. The weighted average fair value of stock options granted to employees during the year ended December 31, 2016 was $24.04. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2016
Expected life (in years)	5.31 - 6.08
Volatility	45%
Risk-free interest rate	1.3% - 1.4%
Dividend yield	—%

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The estimate for expected life of options granted reflects the midpoint of the vesting term and the contractual life computed utilizing the simplified method as allowed by the SEC staff. The Company does not have significant historical share option exercise experience and hence considers the expected term assumption calculated using the simplified method to be reasonable. Starting January 1, 2016, the expected volatility of the Company’s common stock is based on the Company’s historical volatility. Prior to January 1, 2016, the common stock price volatility was determined based on the historical average volatilities of the common stock of a group of publicly-traded peer companies that operate in a similar industry as the Company did not have sufficient trading history for its common stock. The risk-free interest rate used was the Federal Reserve Bank’s constant maturities interest rate commensurate with the expected life of the options in effect at the time of the grant. The expected dividend yield was zero, as the Company does not anticipate paying a dividend within the relevant time frame.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2015	4,042	$15.10	5.77	$201,736
Options assumed per business acquisition	20	4.33
Options granted	237	54.11
Options exercised	(1,089)	11.59
Options forfeited and canceled	(27)	43.15
Balance at December 31, 2016	3,183	18.91	5.39	$164,842
Options assumed per business acquisitions	13	20.27
Options exercised	(1,126)	11.04
Options forfeited and canceled	(30)	45.54
Balance at December 31, 2017	2,040	22.88	5.17	$134,511
Options exercised	(767)	12.78
Options forfeited and canceled	(18)	49.24
Balance at December 31, 2018	1,255	$28.67	4.77	$69,224
Exercisable, December 31, 2018	1,184	$27.26	4.62	$66,971
Vested and expected to vest, December 31, 2018	1,255	$28.67	4.77	$69,224

The total intrinsic value of options exercised was $73,057, $82,131 and $58,061, for the years ended December 31, 2018, 2017 and 2016, respectively. Total cash proceeds from such option exercises were $9,802, $12,383 and $12,620 for the years ended December 31, 2018, 2017 and 2016, respectively.

The grant date fair value of options that vested was $3,447, $7,450 and $9,106 during the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had unrecognized stock-based compensation expense of $2,731 related to stock options that will be recognized, over the average remaining vesting term of the options of 1.06 years.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Restricted Stock Units and Performance Stock Units

A following table summarizes the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2015	3,311	$47.94
Awards granted	1,605	64.08
Awards vested	(1,116)	44.73
Awards forfeited	(335)	51.40
Awarded and unvested at December 31, 2016	3,465	56.11
Awards assumed per business acquisition	8	91.10
Awards granted	1,865	84.91
Awards vested	(1,320)	52.36
Awards forfeited	(478)	63.44
Awarded and unvested at December 31, 2017	3,540	71.77
Awards granted	3,209	101.56
Awards vested	(1,446)	69.50
Awards forfeited	(735)	93.70
Awarded and unvested at December 31, 2018	4,568	$89.88

As of December 31, 2018, there was $327,812 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.37 years.

The Company granted 474, 177 and 146 PSUs in the years ended December 31, 2018, 2017 and 2016, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $40,156 as of December 31, 2018.

Stock Bonus Awards and Other Liability Awards

The total accrued liability for the stock bonus awards and other liability awards was $12,741 and $8,502 as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018, 2017 and 2016, 61, 85 and 93 shares of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program were $12,701, $6,616 and $5,288, respectively, for the years ended December 31, 2018, 2017 and 2016.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vested over three years period and were subject to continuous service and other conditions. The liability awards were settled with a variable number of shares of the Company’s common stock. During the years ended December 31, 2018, 2017 and 2016, 20, 29 and 45 shares were vested and issued, respectively. The Company recognized $408, $2,293 and $2,229 of stock-based compensation expense related to these liability awards in the years ended December 31, 2018, 2017 and 2016. There are no outstanding liability awards as of December 31, 2018.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of December 31, 2018, there were 1,880 shares of the Company’s common stock available for future issuance under the ESPP.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2018	2017	2016
Expected life (in years)	0.5	0.5	0.5
Volatility	33% - 40%	29% - 37%	37% - 48%
Risk-free interest rate	1.76% - 2.50%	0.76% - 1.16%	0.38% - 0.45%
Dividend yield	—%	—%	—%

The Company issued 231 shares, 183 shares and 200 shares under the ESPP in the years ended December 31, 2018, 2017 and 2016, respectively, at a weighted average exercise price per share of $77.02, $73.02, and $45.65, respectively. As of December 31, 2018, the Company expects to recognize $2,925 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.

Restricted Stock and Deferred Shares

As part of the FireLayers acquisition, the Company granted 111 shares of restricted stock in 2016 to certain key employees with a total fair value of $8,669 with annual vesting term of three years. The Company recognized $2,887, $2,887 and $546 of stock-based compensation expense in 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $2,349 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.

As part of the Weblife acquisition, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $2,415 and $205 of stock-based compensation in the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $7,032 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $2,288 of stock-based compensation in the year ended December 31, 2018. As of December 31, 2018, there was $3,170 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2018	2017	2016
Stock options to purchase common stock	1,255	2,040	3,183
Restricted stock units	4,568	3,540	3,465
Employee stock purchase plan	163	118	92
Common stock subject to repurchase	195	90	135
Stock bonus awards and other liability awards	152	98	159
1.25% Convertible senior notes	—	—	5,158
0.75% Convertible senior notes	—	2,831	2,831
Total	6,333	8,717	15,023

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

The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Year Ended December 31,
	2018	2017	2016
Total revenue by solution:
Advanced Threat	$538,141	$381,565	$262,777
Compliance	178,853	138,116	115,560
Total revenue	$716,994	$519,681	$378,337

	Year Ended December 31,
	2018	2017	2016
Total revenue by geographic area:
United States	$584,294	$432,564	$314,777
Rest of world	132,700	87,117	63,560
Total revenue	$716,994	$519,681	$378,337

The following sets forth long-lived tangible assets by geographic area:

	December 31,
	2018	2017
Long-lived assets:
United States	$57,682	$66,134
Rest of world	12,945	7,483
Total long-lived assets	$70,627	$73,617

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

13. Income Taxes

The domestic and foreign components of loss before income taxes were as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Domestic	$(126,128)	$(110,192)	$(98,183)
Foreign	9,147	30,440	2,682
Loss before income taxes	$(116,981)	$(79,752)	$(95,501)

The (provision for) benefit from income taxes is comprised of:

	Year Ended December 31,
	2018	2017	2016
Current tax expense:
Federal	$—	$—	$—
State	258	80	72
Foreign	1,768	5,923	795
Total current	2,026	6,003	867
Deferred tax expense:
Federal	(12,773)	(12,268)	411
State	(1,812)	(266)	—
Foreign	(673)	(3,419)	(292)
Total deferred	(15,258)	(15,953)	119
(Benefit from) provision for income taxes	$(13,232)	$(9,950)	$986

As the result of adopting ASU 2016-09, the Company recorded excess tax benefits on a prospective basis starting January 1, 2017, resulting in a cumulative-effect adjustment recorded in consolidated statements of stockholders’ equity in 2017. The reconciliation of income tax expense (benefit) to the income tax provision (benefit) included in the consolidated statements of operations at the statutory federal income tax rate of 21% for the year ended December 31, 2018, and 34% for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	$(24,566)	$(27,116)	$(32,470)
Foreign income tax rate differential	307	(3,076)	(187)
State, net of federal benefit	(3,859)	(2,942)	(2,999)
Stock compensation charges	(20,341)	(32,150)	3,517
SubPart F and other permanent items	1,597	2,155	1,422
Section 162m	5,501	601	—
Provision to return and other	(1,082)	2,480	1,417
Research and development credits	(11,165)	(7,713)	(4,464)
Uncertain tax positions	2,171	5,888	749
Impact of Tax Act and other tax law changes	—	85,606	—
Valuation allowance	38,205	(33,683)	34,001
(Benefit from) provision for income taxes	$(13,232)	$(9,950)	$986

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows:

	At December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$192,508	$158,535
Tax credit carryforwards	33,799	24,700
Research expenditures	577	859
Deferred revenue	17,716	11,552
Stock compensation	16,861	14,842
Fixed assets	313	274
Accruals and other	12,619	10,106
Gross deferred tax assets	274,393	220,868
Valuation allowance	(222,734)	(181,213)
Total deferred tax assets	51,659	39,655
Deferred tax liabilities:
Intangible assets and other	(23,282)	(12,087)
Deferred commissions	(26,008)	(18,701)
Convertible senior notes	—	(6,857)
Total deferred tax liabilities	(49,290)	(37,645)
Total net deferred tax assets (liabilities)	$2,369	$2,010
Non-current deferred income tax assets (included in other long-term assets)	$2,946	$2,543
Non-current deferred income tax liabilities (included in long-term liabilities)	$577	$533

The Company records net deferred tax assets to the extent that Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $41,521, $50,056 and $34,005 during the years ended December 31, 2018, 2017 and 2016, respectively. The change in valuation allowance for the year ended December 31, 2018, included an increase of $3,392 related to the 0.75% Notes conversion. The change in valuation allowance for the year ended December 31, 2017, includes an increase of $79,336 related to the prospective adoption of ASU 2016-09, an increase of $2,554 related to 2013 convertible notes conversion, and an increase of $1,525 related to the Cloudmark acquisition.

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

In December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly impacts the future ongoing U.S. corporate income tax by, among things, lowering the U.S. corporate income tax rates from 34% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system. The reduction of the U.S. corporate tax rate required the Company to revalue its U.S. deferred tax assets and liabilities during fiscal 2017

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

to the newly enacted federal rate of 21%. This transitional impact resulted in a provisional deferred tax benefit of $2,024 in the year ended December 31, 2017 related to a reduction in a US deferred tax liability on certain long-lived acquired intangibles. This transitional impact also resulted in a $87,621 provisional reduction of certain of the Company’s US deferred tax assets which are offset by a full valuation allowance.

As of December 31, 2018, the amounts recorded for the Tax Act no longer remain provisional as the Company completed its accounting for the effect of the 2017 Tax Act within the measurement period under the SEC guidance.  However, the amounts recorded for the repatriation tax, the remeasurement of deferred taxes, and the Company’s reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances may be impacted by future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes, among others.

During the year ended December 31, 2018, the Company recorded a deferred tax benefit of $14,725 related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition. During the year ended December 31, 2017, the Company recorded a deferred tax benefit of $7,904 and $4,440 related to changes in the Company’s US valuation allowances as a result of the Cloudmark and WebLife acquisitions, respectively.

As of December 31, 2018 and 2017, the Company had net operating loss carry-forwards for federal income tax purposes of $797,569 and $659,587, respectively. The federal net operating losses generated prior to tax year beginning in 2018 and which are subject to expiration will expire between 2019 and 2037. As of December 31, 2018 and 2017, the Company had federal research credit carry-forwards of $24,556 and $16,122 respectively. The federal research and development credits will begin to expire in 2022.

As of December 31, 2018 and 2017, the Company had net operating loss carry-forwards for state income tax purposes of approximately $396,665 and $323,013, respectively. The state net operating losses will continue to expire between 2019 and 2038. As of December 31, 2018 and 2017, the Company had research and development credit carry-forwards for state income tax purpose of $22,987 and $18,362, respectively. The state research and development credits have no expiration period.

As of December 31, 2018, the Company had no net operating losses carry-forwards in non-U.S. locations. As of December 31, 2018 and 2017, the Company had research and development credit carry-forwards in its non-U.S. locations of approximately $2,426 and $2,375, respectively. The non-U.S. research and development credits will begin to expire in 2031.

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

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. During the year ended December 31, 2018, the Company reduced income tax benefit by $21 from interest and penalties related to tax contingencies and has $309 of interest and penalties recorded as a long-term income tax liability as of December 31, 2018. During the year ended December 31, 2017, the Company reduced income tax benefit by $90 from interest and penalties related to tax contingencies and had $288 of interest and penalties recorded as a long-term income tax liability.

As of December 31, 2018, the Company had recorded unrecognized tax benefits of $4,616 that if recognized, would benefit the Company’s effective tax rate. As of December 31, 2017, the Company had recorded unrecognized tax benefits of $4,700 that, if recognized, would benefit the Company’s effective tax rate.

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

Because of net operating loss and credit carry-forwards, all of the Company’s tax years dating to inception in 2002 remain open to tax examination in U.S. and certain state tax jurisdictions. For other major non-U.S. jurisdictions, tax years from 2011 to present remain open to tax examination. The Company is not currently under audit in any material jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Balance as of December 31, 2015	$4,820
Increase in balances related to tax positions taken during the current period	1,262
Increase in balances related to tax positions taken during the prior period	20
Decrease in balances related to tax positions taken during the prior period	(17)
Decrease in balances related to statute expirations during the current period	(239)
Balance as of December 31, 2016	5,846
Increase in balances related to tax positions taken during the current period	8,160
Increase in balances related to tax positions taken during the prior period	45
Decrease in balances related to tax positions taken during the prior period	(2)
Decrease in balances related to statute expirations during the current period	(188)
Balance as of December 31, 2017	13,861
Increase in balances related to tax positions taken during the current period	2,692
Increase in balances related to tax positions taken during the prior period	217
Decrease in balances related to tax positions taken during the prior period	—
Decrease in balances related to statute expirations during the current period	(316)
Balance as of December 31, 2018	$16,454

As part of the transition to the new territorial tax system, the Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. Based on the evaluation of the Company’s operations, no repatriation tax charge was owed due to negative earnings and profits in the Company’s foreign operations.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	8-K	001-35506	February 20, 2019	3.1
4.01		Form of Registrant’s common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
10.01		Form of Indemnity Agreement.	10-Q	001-35506	October 31, 2017	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	2012 Equity Incentive Plan and form of grant agreements.	S-1A	333-178479	April 9, 2012	10.03
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05	†	Corporate Bonus Program.	10-K	001-35506	February 26, 2015	10.05
10.06		Lease Agreement between Registrant and Hines VAF No Cal Properties, L.P., dated as of March 28, 2011, as amended July 28, 2011.	S-1	333-178479	December 14, 2011	10.05
10.07		Lease between the Registrant and Pathline LLC, dated October 23, 2018	8-K	001-35506	October 25, 2018	10.1
10.08	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.09	†	Offer Letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.10	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.11	†*	Offer Letter to Blake Salle from the Registrant, dated October 24, 2018.
10.12	†	Offer Letter to Bhagwat Swaroop from Registrant, dated April 27, 2016.	10-K	001-35506	February 23, 2017	10.12
10.13	†	Offer Letter to Klaus Oestermann from the Registrant, dated July 6, 2018.	8-K	001-35506	July 9, 2018	10.01
10.14	†*	Separation Agreement between Klaus Oestermann and the Registrant, dated October 24, 2018
21.01	*	Subsidiaries of Registrant.
23.01	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.01	*	Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	*	Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Gary Steele	Chief Executive Officer (Principal Executive Officer)	February 21, 2019
Gary Steele

/s/ Paul Auvil	Chief Financial Officer (Principal Financial Officer and Principal Accounting officer)	February 21, 2019
Paul Auvil

/s/ Dana Evan	Director	February 21, 2019
Dana Evan

/s/ Jonathan Feiber	Director	February 21, 2019
Jonathan Feiber

/s/ Kristen Gil	Director	February 21, 2019
Kristen Gil

/s/ Kevin Harvey	Director	February 21, 2019
Kevin Harvey

/s/ R. Scott Herren	Director	February 21, 2019
R. Scott Herren

/s/ Michael Johnson	Director	February 21, 2019
Michael Johnson

/s/ Richard Wallace	Director	February 21, 2019
Richard Wallace