Form 10-Q
period 2019-03-31
PROOFPOINT INC
filed 2019-05-02
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PFPT	NASDAQ

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of April 19, 2019: 55,674,845 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$216,586	$185,392
Short-term investments	40,405	46,307
Accounts receivable, net	163,139	199,194
Inventory	612	481
Deferred product costs	1,703	1,800
Deferred commissions	37,986	37,391
Prepaid expenses and other current assets	21,824	16,872
Total current assets	482,255	487,437
Property and equipment, net	68,361	70,627
Operating lease right-of-use assets	54,635	—
Long-term deferred product costs	300	303
Goodwill	457,274	460,425
Intangible assets, net	126,346	136,645
Long-term deferred commissions	71,038	69,989
Other assets	9,029	7,592
Total assets	$1,269,238	$1,233,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,735	$20,237
Accrued liabilities	71,019	90,719
Deferred rent	—	829
Operating lease liabilities	23,851	—
Deferred revenue	499,024	490,296
Total current liabilities	608,629	602,081
Long-term deferred rent	—	3,757
Long-term operating lease liabilities	35,011	—
Other long-term liabilities	7,278	6,812
Long-term deferred revenue	111,209	107,834
Total liabilities	762,127	720,484
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 55,607 and 55,149 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	1,130,711	1,107,953
Accumulated other comprehensive income (loss)	1	(7)
Accumulated deficit	(623,607)	(595,418)
Total stockholders’ equity	507,111	512,534
Total liabilities and stockholders’ equity	$1,269,238	$1,233,018

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	$199,584	$158,787
Hardware and services	3,353	3,674
Total revenue	202,937	162,461
Cost of revenue:(1)(2)
Subscription	48,252	42,198
Hardware and services	6,991	4,859
Total cost of revenue	55,243	47,057
Gross profit	147,694	115,404
Operating expense:(1)(2)
Research and development	53,249	43,732
Sales and marketing	97,004	77,897
General and administrative	25,825	17,525
Total operating expense	176,078	139,154
Operating loss	(28,384)	(23,750)
Interest income (expense)	1,178	(2,821)
Other (expense) income, net	(452)	343
Loss before income taxes	(27,658)	(26,228)
(Provision for) benefit from income taxes	(620)	14,072
Net loss	$(28,278)	$(12,156)
Net loss per share, basic and diluted	$(0.51)	$(0.24)
Weighted average shares outstanding, basic and diluted	55,335	50,504

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$3,875	$3,451
Cost of hardware and services revenue	$906	$591
Research and development	$11,499	$10,035
Sales and marketing	$13,754	$11,502
General and administrative	$10,987	$5,493

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$6,762	$5,776
Research and development	$—	$15
Sales and marketing	$3,537	$2,415

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(28,278)	$(12,156)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	8	7
Comprehensive loss	$(28,270)	$(12,149)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	55,149	$6	$1,107,953	$(7)	$(595,418)	$512,534
Cumulative effect of adjustment from adoption of ASC 842	—	—	—	—	89	89
Net loss	—	—	—	—	(28,278)	(28,278)
Unrealized gain on short-term investments	—	—	—	8	—	8
Stock-based compensation expense	—	—	34,735	—	—	34,735
Common stock issued	688	—	13,756	—	—	13,756
Tax withholding upon vesting of restricted stock awards	(230)	—	(25,733)	—	—	(25,733)
Balances at March 31, 2019	55,607	$6	$1,130,711	$1	$(623,607)	$507,111

	Three months ended March 31, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	50,325	$5	$787,572	$(9)	$(488,453)	$299,115
Cumulative effect of adjustment from adoption of ASU 2016-16	—	—	—	—	(3,216)	(3,216)
Net loss	—	—	—	—	(12,156)	(12,156)
Unrealized gain on short-term investments	—	—	—	7	—	7
Stock-based compensation expense	—	—	29,387	—	—	29,387
Common stock issued	687	—	11,548	—	—	11,548
Tax withholding upon vesting of restricted stock awards	(199)	—	(20,991)	—	—	(20,991)
Balances at March 31, 2018	50,813	$5	$807,516	$(2)	$(503,825)	$303,694

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(28,278)	$(12,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,660	15,524
Stock-based compensation	41,021	31,072
Change in fair value of contingent consideration	—	(79)
Amortization of debt issuance costs and accretion of debt discount	—	3,053
Amortization of deferred commissions	11,271	8,374
Amortization of operating lease right-of-use assets	5,634	—
Deferred income taxes	(60)	(14,772)
Other	734	(213)
Changes in assets and liabilities:
Accounts receivable	35,616	(1,436)
Inventory	(131)	127
Deferred product costs	100	(106)
Deferred commissions	(12,915)	(9,214)
Prepaid expenses	(6,369)	(3,896)
Other current assets	222	1,652
Long-term assets	(469)	114
Accounts payable	(4,305)	5,011
Accrued liabilities	(12,547)	(11,751)
Deferred rent	—	114
Operating lease liabilities	(6,188)	—
Deferred revenue	12,103	23,504
Net cash provided by operating activities	54,099	34,922
Cash flows from investing activities
Proceeds from maturities of short-term investments	32,273	31,500
Proceeds from sales of short-term investments	—	11,931
Purchase of short-term investments	(26,373)	(13,761)
Purchase of property and equipment	(5,477)	(8,539)
Receipt from escrow account	—	555
Acquisition of business, net of cash acquired	—	(223,786)
Net cash provided by (used in) investing activities	423	(202,100)
Cash flows from financing activities
Proceeds from issuance of common stock	1,105	2,678
Withholding taxes related to restricted stock net share settlement	(24,623)	(20,043)
Repayments of equipment loans and capital lease obligations	—	(12)
Contingent consideration payment	—	(555)
Net cash used in financing activities	(23,518)	(17,932)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	206	374
Net increase (decrease) in cash, cash equivalents and restricted cash	31,210	(184,736)
Cash, cash equivalents and restricted cash
Beginning of period	186,152	286,660
End of period	$217,362	$101,924
Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment and asset retirement obligations	$3,338	$5,432
Operating lease right-of-use assets exchanged for lease obligations	$745	$—
Liability awards converted to equity	$12,651	$8,870

	March 31, 2019	March 31, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$216,586	$101,411
Restricted cash included in prepaid expenses and other current assets	284	241
Restricted cash included in other non-current assets	492	272
Total cash, cash equivalents and restricted cash	$217,362	$101,924

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

Correction of Classification of Short-term and Long-term Deferred Revenue

Management has determined that in the Company’s consolidated financial statements for the year ended December 31, 2018, short-term deferred revenue was overstated by $2,446, or 0.5%, in its consolidated balance sheet as of December 31, 2018. The Company has revised the December 31, 2018 consolidated balance sheet to correct the classification from short-term deferred revenue to long-term deferred revenue. The correction had no impact on the results of operations or cash flows of the Company.

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The

Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of March 31, 2019.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three months ended March 31, 2019 and 2018.

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which requires lessees to record most leases on their balance sheets but recognize the expenses in their statements of operations in a manner similar to current practice. ASU 2016-02 states that a lessee needs to recognize a lease liability for the obligation to make lease payments and a right-to-use(“ROU”) asset for the right to use the underlying asset for the lease term.

The Company adopted ASU 2016-02 in the first quarter of 2019, utilizing the modified retrospective transition approach through a cumulative-effect adjustment to the opening accumulated deficit balance as of January 1, 2019.

Refer to Note 6 “Leases” for more information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

Recent Accounting Pronouncements Not Yet Effective

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company is currently assessing the impact ASU 2018-15 will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets, and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

2. Revenue, Deferred Revenue and Deferred Contract Costs

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended March 31,
	2019	2018
Subscription service revenue	$194,402	$152,620
Subscription software revenue	5,182	6,167
Hardware and services	3,353	3,674
Total revenue	$202,937	$162,461

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $1,261 and $1,276 as of March 31, 2019 and December 31, 2018.

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

For the three months ended March 31, 2019 and 2018, the Company capitalized $12,915 and $9,214 of commission costs, respectively, and amortized $11,271 and $8,374, respectively.

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

For the three months ended March 31, 2019 and 2018, the Company capitalized $687 and $678 of deferred product costs, respectively, and amortized $786 and $572, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $175,884 and $131,612 of revenue during the three months ended March 31, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $1,553 and $2,008 of revenue during the three months ended March 31, 2019 and 2018, respectively, related to the performance obligations satisfied in prior periods.

Remaining performance obligations

Contracted revenue as of March 31, 2019 that has not yet been recognized (“contracted not recognized”) was $468,374, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 63% of contracted and not recognized revenue to be recognized over the next twelve months, 36% in years two and three, with the remaining balance recognized thereafter.

3. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for the acquisition below, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the acquired company’s net identifiable assets acquired and, as a result, goodwill was recorded in connection with the acquisition. Goodwill related to the acquisition below is not deductible for tax purposes.

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

2018 Acquisition

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

At the Wombat Acquisition Date, the consideration transferred was $222,215, net of cash acquired of $13,452. Of the consideration transferred, $22,500 was held in escrow to secure indemnification obligations, which has not been released as of the filing date of this Quarterly Report on Form 10-Q.

Per the terms of the merger agreement, unvested in-the-money stock options held by Wombat employees were canceled and paid off using the same amount per option as for the common share less applicable exercise price for each option. The fair value of $1,580 of these unvested options was attributed to pre-combination service and included in consideration transferred. The fair value of unvested options of $1,571 was allocated to post-combination services and expensed in the three months ended March 31, 2018. Also, as part of the merger agreement, 51 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $5,458 (see Note 9 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the vesting period.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets	$23,344	N/A
Fixed assets	954	N/A
Customer relationships	37,800	7
Order backlog	6,800	2
Core/developed technology	35,200	4
Trade name	2,400	4
Deferred revenue	(14,700)	N/A
Deferred tax liability, net	(14,725)	N/A
Other liabilities	(1,120)	N/A
Goodwill	159,714	Indefinite
	$235,667

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Beginning balance as of December 31, 2018	$460,425
Acquisition during period	—
Purchase accounting adjustments	(3,151)
Closing balance as of March 31, 2019	$457,274

Intangible assets, excluding goodwill, consisted of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$154,069	$(86,287)	$67,782	$154,069	$(79,525)	$74,544
Customer relationships	71,400	(17,703)	53,697	71,400	(15,166)	56,234
Trade names and patents	3,330	(1,580)	1,750	3,330	(1,430)	1,900
Order backlog	6,800	(3,683)	3,117	6,800	(2,833)	3,967
	$235,599	$(109,253)	$126,346	$235,599	$(98,954)	$136,645

Amortization of intangible assets expense was $10,299 and $8,206 for the three months ended March 31, 2019 and 2018, respectively.

Future estimated amortization of intangible assets expense as of March 31, 2019 are presented below:

Year ending December 31,
2019, remainder	$29,651
2020	34,966
2021	31,098
2022	13,401
2023	7,312
Thereafter	9,918
$126,346

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2019 and December 31, 2018 and the classification by level of input within the fair value hierarchy:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$167,781	$167,781	$—	$—
Commercial paper	9,972	—	9,972	—
Short-term investments:
Commercial paper	32,815	—	32,815	—
Corporate debt securities	5,603	—	5,603	—
U.S. Treasury securities	1,987	—	1,987	—
Total financial assets	$218,158	$167,781	$50,377	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$133,202	$133,202	$—	$—
Commercial paper	12,478	—	12,478	—
Short-term investments:
Corporate debt securities	13,470	—	13,470	—
Commercial paper	30,838	—	30,838	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$191,987	$133,202	$58,785	$—

Investments

The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$38,833	$—	$—	$38,833
Money market funds	167,781	—	—	167,781
Commercial paper	9,972	—	—	9,972
Total	$216,586	$—	$—	$216,586

Short-term investments:
Commercial paper	$32,815	$—	$—	$32,815
Corporate debt securities	5,602	1	—	5,603
U.S. Treasury securities	1,986	1	—	1,987
Total	$40,403	$2	$—	$40,405

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,712	$—	$—	$39,712
Money market funds	133,202	—	—	133,202
Commercial paper	12,478	—	—	12,478
Total	$185,392	$—	$—	$185,392

Short-term investments:
Corporate debt securities	$13,477	$—	$(7)	$13,470
Commercial paper	30,838	—	—	30,838
U.S. Treasury securities	1,999	—	—	1,999
Total	$46,314	$—	$(7)	$46,307

As of March 31, 2019 and December 31, 2018, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three months ended March 31, 2019 and 2018.

6. Leases

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments based on the lease contracts. Operating lease ROU assets and liabilities were recognized at adoption date or lease commencement date, if the commencement date was after January 1, 2019, based on the present value of lease payments over the remaining lease term. The Company’s lease contracts do not provide an implicit rate, as such the Company used its incremental borrowing rate based on the information available at adoption date or lease commencement date, if the commencement date was after January 1, 2019, in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made to the lessors at or before the lease commencement date, and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has operating leases for corporate offices, research and development facilities, sales and marketing offices, and data centers.

The Company adopted ASC 842 in the first quarter of 2019, utilizing the modified retrospective transition approach through a cumulative-effect adjustment to the opening accumulated deficit as of January 1, 2019. The Company continues to report the comparative periods presented in the period of adoption under ASC 840.

Upon adoption of ASC 842, the Company elected:

•

The package of practical expedients which allows for not reassessing (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition.

•

The practical expedient in ASC Subtopic 842-10 to not separate non-lease components from lease components for its real estate and data center leases and instead account for each separate lease component and non-lease components associated with that lease component as a single lease component.

•	Not to recognize ROU assets and lease liabilities for short-term leases, which have a lease term of twelve months or less.

The following table summarizes the effects of adopting ASC 842:

	Ending Balance as of December 31, 2018	Adjustments	Opening Balance as of January 1, 2019
Assets
Prepaid expenses and other current assets	$16,872	$(81)	$16,791
Operating lease right-of-use assets	$—	$59,549	$59,549
Liabilities
Accounts payable	$20,237	$(216)	$20,021
Deferred rent	$829	$(829)	$-
Operating lease liabilities	$—	$24,820	$24,820
Long-term operating lease liabilities	$—	$39,361	$39,361
Long-term deferred rent	$3,757	$(3,757)	$—
Stockholders’ Equity
Accumulated deficit	$(595,418)	$89	$(595,329)

The real estate leases have remaining lease terms for one to eight years, some of which include options to extend the lease period up to ten years. The data center leases have remaining lease terms of one year to three years, some of which have renewal periods of one year.

In October 2018, the Company entered into a 127 months lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become the Company’s new corporate headquarters beginning in 2020. The property will be constructed by the landlord, with the completion date expected to occur between April and August 2020 which is when the lease is expected to commence, as such no ROU assets or related lease liabilities were recorded in the condensed financial statements for the three months ended March 31, 2019. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by 5 years. Base rental payments will be approximately $161,300 over the lease term.

The components of lease expense were as follows:

Three months ended March 31,
2019
Operating lease cost	$6,340
Short-term lease cost	638
Variable lease cost	855
Total lease cost	$7,833

Supplemental information related to leases was as follows:

Three months ended March 31,
2019

Cash paid for amounts included in the measurement of operating lease liabilities	$6,894
Right-of-use assets obtained in exchange for operating lease obligations	$745
Weighted-average remaining lease term - operating leases	4 years
Weighted-average discount rate - operating leases	4.75%

Maturities of lease liabilities as of March 31, 2019 were as follows:

Operating leases
Year ending December 31,
2019	$18,636
2020	17,548
2021	10,457
2022	7,114
2023	4,857
Thereafter	6,380
Total lease payments	64,992
Less imputed interest	(6,130)
Total	$58,862

Premises rent expense was $2,621 for the three months ended March 31, 2018.

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under ASC-840, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 would have been as follows:

Operating leases
2019	$25,313
2020	17,535
2021	19,155
2022	21,581
2023	19,609
Thereafter	129,154
Total minimum lease payments	$232,347

7. Contingencies

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

During the quarter ended September 30, 2018, $229,869 of the principal amount of the 0.75% Notes was converted into 2,928 shares of common stock, with the remaining $142 repaid in cash. The shares of common stock had a fair value of $336,994 at the time of the conversion. This transaction resulted in a $7,207 loss on extinguishment that was included in interest expense in the Consolidated Statement of Operations. The loss on extinguishment was calculated as the difference between the fair value amount allocated to the liability component on the date of conversion and net carrying amount of the liability component.

For the three months ended March 31, 2019 and 2018, the Company incurred the following expenses related to the convertible senior notes:

	Three Months Ended March 31,
	2019	2018
Interest expense related to contractual interest coupon	$—	$431
Amortization of debt discount and issuance costs	—	3,053
Total	$—	$3,484

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

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2012 Plan, 11,531 shares of common stock are reserved for issuance to eligible participants as of March 31, 2019. As of March 31, 2019, 3,026 shares were available for future grant. Restricted stock awards generally vest over a four-year period.

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

Stock Options

There were no options granted during the three months ended March 31, 2019 and 2018.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,255	$28.67	4.77	$69,224
Options exercised	(74)	14.77
Options forfeited and expired	—	31.14
Balance at March 31, 2019	1,181	$29.55	4.59	$108,471

The total intrinsic value of options exercised was $7,765 and $18,371 for the three months ended March 31, 2019 and 2018, respectively. Total cash proceeds from such option exercises were $1,105 and $2,677 for the three months ended March 31, 2019 and 2018, respectively.

The fair value of option grants that vested was $515 and $1,115 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had unamortized stock-based compensation expense of $2,138 related to stock options that will be recognized over the average remaining vesting term of the options of 0.95 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2018	4,568	$89.88
Awards granted	723	119.56
Awards vested	(576)	91.23
Awards forfeited	(142)	92.25
Awarded and unvested at March 31, 2019	4,573	$94.33

As of March 31, 2019, there was $322,144 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.61 years.

The Company granted 161 and 160 shares of PSUs in the three months ended March 31, 2019 and 2018, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $25,760 as of March 31, 2019.

Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus and other liability awards was $3,135 and $12,741 as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, 107 and 61 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $3,135 and $2,856 for the three months ended March 31, 2019 and 2018, respectively.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vested annually over a three-year period and were subject to continuous service and other conditions. The liability was settled with a variable number of shares of the Company’s common stock. During the three months ended March 31, 2018, 20 shares were vested and issued. The Company recognized $408 of stock-based compensation expense related to these liability awards in the three months ended March 31, 2018. There were no outstanding liability awards as of December 31, 2018.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2019, there were 2,342 shares of the Company’s common stock available for future issuance under the ESPP.

As of March 31, 2019, the Company expects to recognize $975 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.

Restricted Stock and Deferred Shares

The Company granted 111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $712 of stock-based compensation expense in each of the three months ended March 31, 2019 and 2018. As of March 31, 2019, there was $1,637 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.

As part of the WebLife acquisition in 2017, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $595 of stock-based compensation in each of the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $6,437 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition in 2018, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $1,009 and $232 of stock-based compensation in the three months ended March 31, 2019 and 2018. As of March 31, 2019, there was $2,161 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	March 31, 2019	March 31, 2018
Stock options to purchase common stock	1,181	1,836
Restricted stock units	4,573	3,631
Employee stock purchase plan	163	118
Common stock subject to repurchase	172	74
Bonus and other liability awards	26	26
0.75% Convertible senior notes	—	2,831
Total	6,115	8,516

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

The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended March 31,
	2019	2018
Total revenue by solution:
Advanced Threat	$151,325	$123,613
Compliance	51,612	38,848
Total revenue	$202,937	$162,461

	Three Months Ended March 31,
	2019	2018
Total revenue:
United States	$163,419	$133,656
Rest of world	39,518	28,805
Total revenue	$202,937	$162,461

Long-lived assets by geographic area are presented below:

	March 31, 2019	December 31, 2018
Long-lived assets:
United States	$55,709	$57,682
Rest of world	12,652	12,945
Total long-lived assets	$68,361	$70,627

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

Income tax expense for the three months ended March 31, 2019 was $620 on pre-tax losses of $27,658. The Company recognized income tax benefit of $14,072 on pre-tax losses of $26,228 for the three months ended March 31, 2018. The income tax rate for the three months ended March 31, 2019 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the three months ended March 31, 2018 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also the recognition of a $14,725 deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition.

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was negative 2% and 54%, respectively.

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

As of March 31, 2019, the Company’s gross uncertain tax benefits totaled $17,324, excluding related accrued interest and penalties of $358. As of March 31, 2019, $4,794 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the three months ended March 31, 2019, the Company’s gross uncertain tax benefits increased $870. The increase is comprised of a $740 increase for tax positions taken in the current period, a $135 increase for tax positions taken in prior periods, offset by a $5 decrease related to statute of limitation expirations.

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

13. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $831 to the 401(k) Plan during the three months ended March 31, 2019. There were no contributions made by the Company in the three months ended March 31, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2018 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, including email, mobile apps, cloud and social media, to protect the information people create from both compromise and compliance risks, and to archive and govern corporate information. Today, our solutions are used worldwide to protect well over 100 million end-users at enterprise customers, and hundreds of millions more via service providers through our Cloudmark division. As the threat environment has continued to evolve, we have dedicated significant resources to meet the ongoing challenges that this highly dynamic environment creates for our customers such as investing significantly to expand the breadth of our data protection platform as these expenditures are primarily in connection with the replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud-based architecture.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 37% for the three months ended March 31, 2019 as compared to the prior year period, representing 19% of our total revenue for the period. Two partners accounted for 12% and 11% of our total revenue, respectively, for the three months ended March 31, 2019. One partner accounted for 12% of our total revenue for the three months ended March 31, 2018. Although these partners sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

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

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Total revenue	$202,937	$162,461
Growth	25%	40%
Gross margin percentage	73%	71%
Non-GAAP gross margin	78%	77%
Billings (non-GAAP)	$215,049	$186,222
Growth	15%	35%
Free cash flow (non-GAAP)	$48,622	$26,383

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
GAAP gross profit	$147,694	$115,404
GAAP gross margin	73%	71%
Plus:
Stock-based compensation expense	4,781	4,042
Intangible amortization expense	6,762	5,776
Non-GAAP gross profit	$159,237	$125,222
Non-GAAP gross margin	78%	77%

Billings

We have included billings, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to manage our business and monitor our near-term cash flows. We define billings as revenue recognized plus the change in deferred revenue and customer prepayments less unbilled accounts receivable from the beginning to the end of the period, but excluding additions to deferred revenue from acquisitions. We have provided reconciliation between total revenue, the most directly comparable GAAP financial measure, and billings. Accordingly, we believe that billings provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents the reconciliation of total revenue to billings for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total revenue	$202,937	$162,461
Deferred revenue and customer prepayments
Ending	617,170	470,195
Beginning	605,073	431,371
Net change	12,097	38,824
Unbilled accounts receivable
Ending	1,261	966
Beginning	1,276	603
Net change	15	(363)
Less: deferred revenue contributed by acquisitions	—	(14,700)
Billings	$215,049	$186,222

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
GAAP cash flow provided by operating activities:	$54,099	$34,922
Less:
Purchases of property and equipment	(5,477)	(8,539)
Non-GAAP free cash flow	$48,622	$26,383

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred commissions, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessment of goodwill, intangible assets and other long-lived assets, loss contingency, and recognition and measurement of current and deferred income taxes have the greatest potential impact on our accompanying Condensed Consolidated Financial Statements, and consider these to be our critical accounting estimates. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2018 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest Income (Expense), Net

Interest income (expense), net consists of interest income earned on our cash, cash equivalents and short-term investments, the interest expense related to our convertible senior notes and our capital lease payments.

Other Income (Expense), Net

Other income (expense), net, consists primarily of the net effect of foreign currency transaction gains and losses.

Income Taxes

For most of the prior years, our income tax expense or benefit were primarily related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we had not historically recorded a provision for federal income taxes. However, in the three months ended March 31, 2018, we recognized $14.7 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat Security Technologies, Inc. acquisition. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

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

	Three Months Ended March 31,
	2019		2018
	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$199,584	98%	$158,787	98%
Hardware and services	3,353	2	3,674	2
Total revenue	202,937	100	162,461	100
Cost of revenue:
Subscription	48,252	24	42,198	26
Hardware and services	6,991	3	4,859	3
Total cost of revenue	55,243	27	47,057	29
Gross profit	147,694	73	115,404	71
Operating expense:
Research and development	53,249	26	43,732	27
Sales and marketing	97,004	48	77,897	48
General and administrative	25,825	13	17,525	10
Total operating expense	176,078	87	139,154	85
Operating loss	(28,384)	(14)	(23,750)	(14)
Interest income (expense)	1,178	—	(2,821)	(2)
Other (expense) income, net	(452)	—	343	—
Loss before income taxes	(27,658)	(14)	(26,228)	(16)
(Provision for) benefit from income taxes	(620)	—	14,072	9
Net loss	$(28,278)	(14)%	$(12,156)	(7)%

Comparison of the three months ended March 31, 2019 and 2018:

Revenue

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Revenue
Subscription	$199,584	$158,787	26%
Hardware and services	3,353	3,674	(9)%
Total revenue	$202,937	$162,461	25%

Subscription revenue for the three months ended March 31, 2019 increased $40.8 million, or 26%, as compared to the corresponding period last year. The increase was primarily due to a $30.2 million increase in subscription revenue contributed from the United States. To a lesser extent, for the same period, there was an increase of $10.6 million in revenue contributed from international locations. The increase in subscription revenue was due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%. Additionally, the revenue recognized from acquired deferred revenue related to the Company’s acquisitions was $1.8 million in the three months ended March 31, 2019, as compared to $5.6 million in the three months ended March 31, 2018.

Hardware and services revenue for the three months ended March 31, 2019 decreased $0.3 million, or 9%, as compared to the corresponding period last year. The decrease was primarily due to a decrease in professional service revenue of $0.8 million due to the timing when projects were completed, offset by a $0.4 million increase in hardware revenue due to more units sold.

Cost of Revenue

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Cost of revenue
Subscription	$48,252	$42,198	14%
Hardware and services	6,991	4,859	44%
Total cost of revenue	$55,243	$47,057	17%

Cost of subscription revenue for the three months ended March 31, 2019 increased $6.1 million, or 14%, as compared to the corresponding period last year. The increase was primarily due to a $2.6 million increase in operations-related expenses including higher network expense from increased data usage, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Support-related expenses increased $3.1 million primarily due to higher headcount related costs.

Cost of hardware and services revenue for the three months ended March 31, 2019 increased $2.1 million, or 44%, as compared to the corresponding period last year, primarily due to an increase in professional service costs of $1.8 million as our headcount increased, cost of hardware units sold increased $0.2 million due to more units sold.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Research and development	$53,249	$43,732	22%
Percent of total revenue	26%	27%

Research and development expenses increased $9.5 million, or 22%, for the three months ended March 31, 2019, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $8.7 million. Corporate and facilities expenses increased $0.6 million due to higher headcount.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Sales and marketing	$97,004	$77,897	25%
Percent of total revenue	48%	48%

Sales and marketing expenses increased $19.1 million, or 25%, for the three months ended March 31, 2019, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $14.1 million, which include increases in stock-based compensation expense of $2.3 million. Corporate and facilities expenses increased $0.7 million due to higher headcount. Travel expenses increased $1.3 million for the three months ended March 31, 2019, as compared to the same period last year. Intangible amortization expense increased $1.1 million due to the business acquisitions made. Additionally, expense for lead generation, trade shows, advertising and other initiatives increased $1.9 million.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
General and administrative	$25,825	$17,525	47%
Percent of total revenue	13%	10%

General and administrative expenses increased $8.3 million, or 47%, for the three months ended March 31, 2019, as compared to the corresponding period last year. Personnel-related expenses increased $7.2 million due to higher headcount and equity grants made. Outside service expenses increased $2.1 million primarily due to implementation of a new ERP and other accounting systems, and other accounting related costs. Offset by a decrease in acquisition-related expense of $1.2 million as there were no related activities in the three-months ended March 31, 2019.

Interest Income (Expense)

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Interest income (expense)	$1,178	$(2,821)	142%

Interest income increased $4.0 million in the three months ended March 31, 2019 as compared to the same period in prior year primarily due to decreases in accretion expense and cash interest expense of $3.1 million and $0.4 million, respectively, due to conversions of the 0.75% Notes in the three months ended September 30, 2018, and a $0.5 million increase in interest income from cash and investments due to higher interest yield.

Other (Expense) Income, Net

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Other (expense) income, net	$(452)	$343	232%

Other expense increased $0.8 million for the three months ended March 31, 2019, as compared to the corresponding period last year, primarily due to fluctuations in foreign currency exchange rates.

(Provision For) Benefit From Income Taxes

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
(Provision for) benefit from income taxes	$(620)	$14,072	104%

The provision for income taxes increased $14.7 million for the three months ended March 31, 2019, as compared to the corresponding period last year. The increase is primarily due to a $14.7 million deferred tax benefit in the U.S. related to changes in our valuation allowance resulting from the Wombat business acquisition in 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $216.6 million in cash and cash equivalents and $40.4 million in short-term investments, for a total of $257.0 million.

As of March 31, 2019, we had approximately $11.6 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$54,099	$34,922
Net cash provided by (used in) investing activities	$423	$(202,100)
Net cash used in financing activities	$(23,518)	$(17,932)

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

Net cash provided by operating activities in the three months ended March 31, 2019 was $54.1 million, as compared to $34.9 million provided in the three months ended March 31, 2018. The increase of $19.2 million was primarily due to:

•	An increase in amortization of intangible assets of $2.1 million due to acquired businesses, and an increase in depreciation of fixed assets of $1.0 million due to an increase in capital expenditures;
•	An increase in stock-based compensation expense of $10.0 million due to the increase in headcount and grants made;
•	An increase in accounts receivable change of $37.1 million due to the timing of payments;
•	A decrease in benefit from deferred income taxes of $14.7 million primarily due to a decrease in valuation allowance due to the business acquisition made in 2018;
•	A $2.9 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	A $5.6 million increase in amortization of operating lease right-of-use assets primarily due to the adoption of ASC 842 effective January 1, 2019.

The increase was partially offset by:

•	An increase in net loss of $16.1 million;
•	A $3.1 million decrease in amortization of debt issuance costs and accretion of debt discount primarily due to the conversion of the 0.75% Notes into common stock during the third quarter of 2018;
•	A $9.3 million decrease in accounts payable change due to the timing of payments;
•	A decrease in deferred revenue change of $11.4 million due to higher billings.
•	A decrease in deferred commission change of $3.7 million primarily due to higher billings;
•	A $6.2 million decrease in operating lease liabilities change primarily due to the adoption of ASC 842 effective January 1, 2019.

Net Cash Flows Used in Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash provided by investing activities was $0.4 million in the three months ended March 31, 2019 as compared to $202.1 million used in the three months ended March 31, 2018. The decrease in cash used of $202.5 million was primarily due to a decrease in business acquisition cost of $223.8 million, a $3.1 million decrease in capital expenditures, and a $0.8 million increase in maturities of short-term investments, partially offset by a $11.9 million decrease from sales of short-term investments, a $12.6 million increase in cash spent to acquire short-term investments, and a $0.6 million decrease in escrow receipts.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $23.5 million in the three months ended March 31, 2019 as compared to $17.9 million used in the three months ended March 31, 2018. The increase in cash used of $5.6 million was primarily due to a $4.6 million increase in withholding taxes paid related to restricted stock net share settlement and a $1.6 million decrease in proceeds from common stock issuance related to employee stock plans, partially offset by a $0.6 million decrease in contingent consideration payment.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2019 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $257.0 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company had $0.5 million foreign currency transaction loss for the three months ended March 31, 2019 and $0.3 million gain for the three months ended March 31, 2018. Transaction gains and losses are included in other (expense) income, net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in every year since our inception, including net losses of $28.3 million and $12.2 million for the three months ended March 31, 2019 and 2018, respectively. As a result, we had an accumulated deficit of $623.6 million as of March 31, 2019. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

Our customers rely on our archiving and other solutions to protect, transfer or store their corporate data, which may include financial records, business information, health information, other personally identifiable information or other sensitive personal information. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time-consuming and expensive litigation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. In addition, because of the large amount of data that we collect and manage, it is possible that hardware failures, insider errors or malfeasance or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business would be harmed.

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

In the past we have relied on U.S.-European Union Frameworks for transatlantic data flows such as the EU-US Privacy Shield, for which we self-certified under the EU-US Privacy Shield framework on October 5, 2016. However, Privacy Shield is currently being challenged in European Union (“EU”) courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. We also rely on Standard Contractual Clauses (“SCCs”) authorized by the EU’s Data Protection Directive of 1995 for transatlantic data flows, but the SCCs are also being challenged in EU courts, so there is some uncertainty regarding our ability to rely on SCCs in the future for EU to US data transfer.  Additionally, the EU’s General Data Protection Regulation, began to be enforced on May 25, 2018, and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. We have seen increased customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws (such as the New York Department of Financial Services’ Cybersecurity Regulation and the new California Consumer Privacy Act of 2018 that will be effective January 1, 2020), national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

We currently serve our customers from third‑party data center facilities and resources located in the United States, Canada, Australia and Europe. We also rely on bandwidth providers, Internet service providers, mobile networks and other third-party IT service providers to operate our business and to deliver our solutions. Any damage to, or failure or disruption of, the systems of our third‑party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated, we could experience additional expense in arranging for new facilities and support. Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Similarly, some of our solutions’ features run or depend on IT services run by third parties, such as data feeds or public clouds, such as AWS and Google Cloud, and an extended failure of such services might materially and adversely impact our ability to provide our services to our customers. Furthermore, some of our sales and business operations, such as CRM and billing and invoicing depend in part on third-party IT service providers and if those services were to be unavailable for extended periods of time it might materially and adversely affect our ability to operate.

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

We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect our intellectual property rights. These offer only limited protection, however, and the steps we have taken to protect our proprietary technology may not deter its misuse, theft or misappropriation. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their products. Competitors may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. Although we rely in part upon confidentiality agreements with our employees, consultants and other third parties to protect our trade secrets and other confidential information, those agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties.

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

In addition, as of March 31, 2019, we had $583.6 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of March 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2019 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2019. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 2, 2019.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)