Form 10-Q
period 2019-06-30
PROOFPOINT INC
filed 2019-07-29
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 19, 2019: 56,069,733 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$149,697	$185,392
Short-term investments	33,008	46,307
Accounts receivable, net	170,998	199,194
Inventory	356	481
Deferred product costs	1,902	1,800
Deferred commissions	40,208	37,391
Prepaid expenses and other current assets	21,300	16,872
Total current assets	417,469	487,437
Property and equipment, net	70,688	70,627
Operating lease right-of-use assets	52,156	—
Long-term deferred product costs	296	303
Goodwill	543,143	460,425
Intangible assets, net	136,207	136,645
Long-term deferred commissions	74,479	69,989
Other assets	15,426	7,592
Total assets	$1,309,864	$1,233,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,567	$20,237
Accrued liabilities	71,336	90,719
Deferred rent	—	829
Operating lease liabilities	22,510	—
Deferred revenue	515,048	490,296
Total current liabilities	627,461	602,081
Long-term deferred rent	—	3,757
Long-term operating lease liabilities	34,461	—
Other long-term liabilities	9,223	6,812
Long-term deferred revenue	113,431	107,834
Total liabilities	784,576	720,484
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 56,043 and 55,149 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	1,177,800	1,107,953
Accumulated other comprehensive income (loss)	2	(7)
Accumulated deficit	(652,520)	(595,418)
Total stockholders’ equity	525,288	512,534
Total liabilities and stockholders’ equity	$1,309,864	$1,233,018

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription	$210,780	$169,019	$410,364	$327,806
Hardware and services	3,659	2,856	7,012	6,530
Total revenue	214,439	171,875	417,376	334,336
Cost of revenue:(1)(2)
Subscription	50,648	45,618	98,900	87,816
Hardware and services	7,180	5,154	14,171	10,013
Total cost of revenue	57,828	50,772	113,071	97,829
Gross profit	156,611	121,103	304,305	236,507
Operating expense:(1)(2)
Research and development	55,185	47,527	108,434	91,259
Sales and marketing	102,837	84,911	199,841	162,808
General and administrative	27,881	19,029	53,706	36,554
Total operating expense	185,903	151,467	361,981	290,621
Operating loss	(29,292)	(30,364)	(57,676)	(54,114)
Interest income (expense)	1,068	(3,187)	2,246	(6,008)
Other expense, net	(409)	(633)	(861)	(290)
Loss before income taxes	(28,633)	(34,184)	(56,291)	(60,412)
(Provision for) benefit from income taxes	(280)	(114)	(900)	13,958
Net loss	$(28,913)	$(34,298)	$(57,191)	$(46,454)
Net loss per share, basic and diluted	$(0.52)	$(0.67)	$(1.03)	$(0.92)
Weighted average shares outstanding, basic and diluted	55,768	50,935	55,553	50,721

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$4,269	$3,448	$8,144	$6,899
Cost of hardware and services revenue	$1,054	$571	$1,960	$1,162
Research and development	$12,522	$9,986	$24,021	$20,021
Sales and marketing	$15,799	$12,382	$29,553	$23,884
General and administrative	$12,006	$7,410	$22,993	$12,903

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$7,505	$7,244	$14,267	$13,020
Research and development	$—	$15	$—	$30
Sales and marketing	$3,634	$3,982	$7,171	$6,397

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(28,913)	$(34,298)	$(57,191)	$(46,454)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	1	1	9	8
Comprehensive loss	$(28,912)	$(34,297)	$(57,182)	$(46,446)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2019	55,607	$6	$1,130,711	$1	$(623,607)	$507,111
Net loss	—	—	—	—	(28,913)	(28,913)
Unrealized gain on short-term investments	—	—	—	1	—	1
Stock-based compensation expense	—	—	42,207	—	—	42,207
Acquisition of Meta Networks, Ltd. (Note 3)	72	—	446	—	—	446
Common stock issued	442	—	13,587	—	—	13,587
Tax withholding upon vesting of restricted stock awards	(78)	—	(9,151)	—	—	(9,151)
Balances at June 30, 2019	56,043	$6	$1,177,800	$2	$(652,520)	$525,288

	Six months ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	55,149	$6	$1,107,953	$(7)	$(595,418)	$512,534
Cumulative effect of adjustment from adoption of ASC 842	—	—	—	—	89	89
Net loss	—	—	—	—	(57,191)	(57,191)
Unrealized gain on short-term investments	—	—	—	9	—	9
Stock-based compensation expense	—	—	76,942	—	—	76,942
Acquisition of Meta Networks, Ltd. (Note 3)	72	—	446	—	—	446
Common stock issued	1,130	—	27,343	—	—	27,343
Tax withholding upon vesting of restricted stock awards	(308)	—	(34,884)	—	—	(34,884)
Balances at June 30, 2019	56,043	$6	$1,177,800	$2	$(652,520)	$525,288

	Three months ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2018	50,813	$5	$807,516	$(2)	$(503,825)	$303,694
Net loss	—	—	—	—	(34,298)	(34,298)
Unrealized gain on short-term investments	—	—	—	1	—	1
Stock-based compensation expense	—	—	30,631	—	—	30,631
Common stock issued	487	—	10,322	—	—	10,322
Tax withholding upon vesting of restricted stock awards	(109)	—	(13,313)	—	—	(13,313)
Balances at June 30, 2018	51,191	$5	$835,156	$(1)	$(538,123)	$297,037

	Six months ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	50,325	$5	$787,572	$(9)	$(488,453)	$299,115
Cumulative effect of adjustment from adoption of ASU 2016-16	—	—	—	—	(3,216)	(3,216)
Net loss	—	—	—	—	(46,454)	(46,454)
Unrealized gain on short-term investments	—	—	—	8	—	8
Stock-based compensation expense	—	—	60,018	—	—	60,018
Common stock issued	1,174	—	21,870	—	—	21,870
Tax withholding upon vesting of restricted stock awards	(308)	—	(34,304)	—	—	(34,304)
Balances at June 30, 2018	51,191	$5	$835,156	$(1)	$(538,123)	$297,037

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(57,191)	$(46,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,237	34,878
Stock-based compensation	86,671	64,869
Change in fair value of contingent consideration	—	(79)
Amortization of debt issuance costs and accretion of debt discount	—	6,153
Amortization of deferred commissions	23,671	16,708
Amortization of operating lease right-of-use assets	11,347	—
Deferred income taxes	(610)	(14,896)
Other	967	820
Changes in assets and liabilities:
Accounts receivable	27,860	(23,025)
Inventory	124	330
Deferred product costs	(95)	(253)
Deferred commissions	(30,978)	(21,929)
Prepaid expenses	(7,695)	(2,614)
Other current assets	459	1,657
Long-term assets	(623)	350
Accounts payable	(3,166)	4,210
Accrued liabilities	(10,371)	(4,498)
Deferred rent	—	61
Operating lease liabilities	(11,448)	—
Deferred revenue	30,350	48,698
Net cash provided by operating activities	97,509	64,986
Cash flows from investing activities
Proceeds from maturities of short-term investments	55,049	37,432
Proceeds from sales of short-term investments	—	11,931
Purchase of short-term investments	(41,768)	(23,694)
Purchase of property and equipment	(13,850)	(16,611)
Receipt from escrow account	—	555
Acquisition of business, net of cash acquired	(104,503)	(223,786)
Net cash used in investing activities	(105,072)	(214,173)
Cash flows from financing activities
Proceeds from issuance of common stock	14,691	13,001
Withholding taxes related to restricted stock net share settlement	(35,005)	(34,640)
Repayments of equipment loans and capital lease obligations	—	(16)
Contingent consideration payment	—	(555)
Net cash used in financing activities	(20,314)	(22,210)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	79	(213)
Net decrease in cash, cash equivalents and restricted cash	(27,798)	(171,610)
Cash, cash equivalents and restricted cash
Beginning of period	186,152	286,660
End of period	$158,354	$115,050
Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment and asset retirement obligations	$5,681	$3,850
Operating lease right-of-use assets exchanged for lease obligations	$3,979	$—
Liability awards converted to equity	$12,651	$8,870

	June 30, 2019	June 30, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$149,697	$114,225
Restricted cash included in prepaid expenses and other current assets	3,414	337
Restricted cash included in other non-current assets	5,243	488
Total cash, cash equivalents and restricted cash	$158,354	$115,050

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars and share amounts in thousands, except per share amounts)

1. The Company and Summary of Significant Accounting Policies

The Company

Proofpoint, Inc. (“Proofpoint”, “we”, “us”, “our” or the “Company”) was incorporated in Delaware in June 2002 and is headquartered in California.

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or for future years.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of June 30, 2019.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and six months ended June 30, 2019 and 2018.

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which requires lessees to record most leases on their balance sheets but recognize the expenses in their statements of operations in a manner similar to current practice. ASU 2016-02 states that a lessee needs to recognize a lease liability for the obligation to make lease payments and a right-to-use(“ROU”) asset for the right to use the underlying asset for the lease term.

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Subscription service revenue	$207,074	$165,365	$401,476	$317,985
Subscription software revenue	3,706	3,654	8,888	9,821
Hardware and services	3,659	2,856	7,012	6,530
Total revenue	$214,439	$171,875	$417,376	$334,336

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $1,861 and $1,276 as of June 30, 2019 and December 31, 2018, respectively.

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

For the three months ended June 30, 2019 and 2018, the Company capitalized $18,063 and $12,715 of commission costs, respectively, and amortized $12,400 and $8,334, respectively. For the six months ended June 30, 2019 and 2018, the Company capitalized $30,978 and $21,929 of commission costs, respectively, and amortized $23,671 and $16,708, respectively.

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

For the three months ended June 30, 2019 and 2018, the Company capitalized $889 and $758 of deferred product costs, respectively, and amortized $694 and $611, respectively. For the six months ended June 30, 2019 and 2018, the Company capitalized $1,576 and $1,436 of deferred product costs, respectively, and amortized $1,481and $1,183, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $187,447 and $149,817 of revenue during the three months ended June 30, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $328,985 and $237,395 of revenue during the six months ended June 30, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $1,639 and $2,091 of revenue during the three months ended June 30, 2019 and 2018, respectively, related to the performance obligations satisfied in prior periods. The Company recognized $1,811 and $2,584 of revenue during the six months ended June 30, 2019 and 2018, respectively, related to the performance obligations satisfied in prior periods.

Remaining performance obligations

Contracted revenue as of June 30, 2019 that has not yet been recognized (“contracted not recognized”) was $499,452, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 60% of contracted and not recognized revenue to be recognized over the next twelve months, 37% in years two and three, with the remaining balance recognized thereafter.

3. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for the acquisitions below, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the acquired companies’ net identifiable assets acquired and, as a result, goodwill was recorded in connection with the acquisitions. Goodwill related to the acquisition of Meta Networks, Ltd. is deductible for tax purposes, and goodwill related to the acquisition of Wombat Security Technologies, Inc. is not deductible for tax purposes.

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

2019 Acquisition

Meta Networks, Ltd.

On May 15, 2019 (the “Meta Networks Acquisition Date”), pursuant to the terms of the share purchase agreement, the Company acquired all shares of Meta Networks, Ltd. (“Meta Networks”), an innovator in zero trust network access.

By combining Meta Networks’ innovative zero trust network access technology with the Company’s people-centric security capabilities the Company will make it far simpler for enterprises to precisely control employee and contractor access to on-premises, cloud, and consumer applications.

These factors, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition. The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the Meta Networks Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the Meta Networks Acquisition Date.

At the Meta Networks Acquisition Date, the consideration transferred was $104,895, net of cash acquired of $104. Of the consideration transferred, $12,500 was held in escrow to secure indemnification obligations, which has not been released as of the issuance of the condensed consolidated financial statements. The Company incurred $853 in acquisition-related costs which were recorded within operating expenses for the six months ended June 30, 2019. The revenue from Meta Networks was not material for the six months ended June 30, 2019, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Per the terms of the share purchase agreement, unvested stock options and unvested restricted stock units held by Meta Networks employees were canceled and exchanged for the Company’s unvested stock options and unvested restricted stock units, respectively. The fair value of $185 of these unvested awards was attributed to pre-combination services and included in consideration transferred. The fair value of $12,918 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company, and $12,918 will be recognized ratably as stock-based compensation expense over the required remaining service period.

Also, as part of the share purchase agreement, the unvested restricted shares of certain employees of Meta Networks were exchanged into the right to receive $7,827 (“deferred cash consideration”) and 72 shares of the Company’s common stock that were deferred with the fair value of $8,599. The deferred cash consideration was presented as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2019. $7,596 of deferred cash consideration and $8,338 of deferred stock (see Note 9 “Equity Award Plans”) were allocated to post-combination expense and were not included in the purchase price. The deferred cash consideration and deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as compensation and stock-based compensation expense over the three-year vesting period.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets	$356	N/A
Fixed assets	68	N/A
Core/developed technology	21,000	3
Deferred tax liability, net	(1,854)	N/A
Other liabilities	(440)	N/A
Goodwill	85,869	Indefinite
	$104,999

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
	$235,667

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2019 and 2018 as though the Meta Networks and Wombat acquisitions that occurred during the reporting periods had occurred as of the beginning of the comparable prior reporting periods, with adjustments to give effect to pro forma events that are directly attributable to the acquisition such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisition and acquisition-related transaction costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$214,477	$171,880	$417,484	$340,981
Net loss	$(30,440)	$(38,841)	$(62,894)	$(56,419)
Basic and diluted net loss per share	$(0.55)	$(0.76)	$(1.14)	$(1.11)

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Beginning balance as of December 31, 2018	$460,425
Acquisition during period	85,869
Purchase accounting adjustments	(3,151)
Closing balance as of June 30, 2019	$543,143

Intangible assets, excluding goodwill, consisted of the following:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$175,069	$(93,792)	$81,277	$154,069	$(79,525)	$74,544
Customer relationships	71,400	(20,237)	51,163	71,400	(15,166)	56,234
Trade names and patents	3,330	(1,830)	1,500	3,330	(1,430)	1,900
Order backlog	6,800	(4,533)	2,267	6,800	(2,833)	3,967
	$256,599	$(120,392)	$136,207	$235,599	$(98,954)	$136,645

Amortization of intangible assets expense was $11,139 and $11,241 for the three months ended June 30, 2019 and 2018, respectively, and $21,438 and $19,447 for the six months ended June 30, 2019 and 2018, respectively.

Future estimated amortization of intangible assets expense as of June 30, 2019 are presented below:

Year ending December 31,
2019, remainder	$22,896
2020	41,966
2021	38,098
2022	16,017
2023	7,312
Thereafter	9,918
$136,207

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2019 and December 31, 2018 and the classification by level of input within the fair value hierarchy:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$117,031	$117,031	$—	$—
Commercial paper	5,995	—	5,995	—
Short-term investments:
Commercial paper	25,901	—	25,901	—
Corporate debt securities	5,108	—	5,108	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$156,034	$117,031	$39,003	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$133,202	$133,202	$—	$—
Commercial paper	12,478	—	12,478	—
Short-term investments:
Corporate debt securities	13,470	—	13,470	—
Commercial paper	30,838	—	30,838	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$191,987	$133,202	$58,785	$—

Investments

The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$26,671	$—	$—	$26,671
Money market funds	117,031	—	—	117,031
Commercial paper	5,995	—	—	5,995
Total	$149,697	$—	$—	$149,697

Short-term investments:
Commercial paper	$25,901	$—	$—	$25,901
Corporate debt securities	5,106	2	—	5,108
U.S. Treasury securities	1,999	—	—	1,999
Total	$33,006	$2	$—	$33,008

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,712	$—	$—	$39,712
Money market funds	133,202	—	—	133,202
Commercial paper	12,478	—	—	12,478
Total	$185,392	$—	$—	$185,392

Short-term investments:
Corporate debt securities	$13,477	$—	$(7)	$13,470
Commercial paper	30,838	—	—	30,838
U.S. Treasury securities	1,999	—	—	1,999
Total	$46,314	$—	$(7)	$46,307

As of June 30, 2019 and December 31, 2018, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three and six months ended June 30, 2019 and 2018.

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

•	Not to recognize ROU assets and lease liabilities for short-term leases, which have a lease term of twelve months or less.

The following table summarizes the effects of adopting ASC 842:

	Ending Balance as of December 31, 2018	Adjustments	Opening Balance as of January 1, 2019
Assets
Prepaid expenses and other current assets	$16,872	$(81)	$16,791
Operating lease right-of-use assets	$—	$59,549	$59,549
Liabilities
Accounts payable	$20,237	$(216)	$20,021
Deferred rent	$829	$(829)	$—
Operating lease liabilities	$—	$24,820	$24,820
Long-term operating lease liabilities	$—	$39,361	$39,361
Long-term deferred rent	$3,757	$(3,757)	$—
Stockholders’ Equity
Accumulated deficit	$(595,418)	$89	$(595,329)

The real estate leases have remaining lease terms for one to eight years, some of which include options to extend the lease period up to ten years. The data center leases have remaining lease terms of one year to three years, some of which have renewal periods of one year.

In October 2018, the Company entered into a 127 month lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become the Company’s new corporate headquarters beginning in 2020. The property will be constructed by the landlord, with the completion date expected to occur between April and August 2020 which is when the lease is expected to commence, as such no ROU assets or related lease liabilities were recorded in the condensed financial statements for the three and six months ended June 30, 2019. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by 5 years. Base rental payments will be approximately $161,300 over the lease term.

The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$6,391	$12,731
Short-term lease cost	709	1,347
Variable lease cost	853	1,708
Total lease cost	$7,953	$15,786

Supplemental information related to leases was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$5,938	$12,832
Right-of-use assets obtained in exchange for operating lease obligations	$3,234	$3,979
Weighted-average remaining lease term - operating leases		4 years
Weighted-average discount rate - operating leases		4.83%

Maturities of lease liabilities as of June 30, 2019 were as follows:

Operating leases
Year ending December 31,
2019	$12,831
2020	18,053
2021	11,027
2022	7,573
2023	5,529
Thereafter	8,215
Total lease payments	63,228
Less imputed interest	(6,257)
Total	$56,971

Premises rent expense were $2,754 and $5,375 for the three and six months ended June 30, 2018, respectively.

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

For the three and six months ended June 30, 2019 and 2018, the Company incurred the following expenses related to the convertible senior notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense related to contractual interest coupon	$—	$431	$—	$862
Amortization of debt discount and issuance costs	—	3,100	—	6,153
Total	$—	$3,531	$—	$7,015

9. Equity Award Plans

Stock-Based Compensation Plans

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective in April 2012. The 2012 Plan was amended, effective June 2019, when the Company’s stockholders approved an Amended and Restated 2012 Equity Incentive Plan (the “Amended 2012 Plan”) at the annual meeting of the stockholders on June 6, 2019. The Company has seven equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the Amended 2012 Plan and five plans assumed by the Company upon various business acquisitions. The assumed plans are the Cloudmark plan, the WebLife plan, the Meta Networks plan, and two FireLayers plans. Upon the Company’s initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to the assumed plans. All outstanding stock awards under the 2002 Plan, the assumed plans and Amended 2012 Plan will continue to be governed by their existing terms. Under the Amended 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). The Amended 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the Amended 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.

Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. As of June 30, 2019, 7,960 shares were available for future grant. Restricted stock awards generally vest over a four-year period.

The Company net-share settles equity awards held by employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to the Company’s Amended 2012 Plan and will be available for future issuance. Payments for employee’s tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as financing activities in the Company’s consolidated statements of cash flows.

Stock Options

There were no options granted during the three and six months ended June 30, 2019 and 2018.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,255	$28.67	4.77	$69,224
Options assumed per business acquisition	34	3.07
Options exercised	(157)	18.17
Options forfeited and expired	—	—
Balance at June 30, 2019	1,132	$29.36	4.49	$102,846

The total intrinsic value of options exercised was $16,078 and $27,181 for the six months ended June 30, 2019 and 2018, respectively. Total cash proceeds from such option exercises were $2,876 and $4,276 for the six months ended June 30, 2019 and 2018, respectively.

The fair value of option grants that vested was $815 and $1,925 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had unamortized stock-based compensation expense of $5,319 related to stock options that will be recognized over the average remaining vesting term of the options of 1.55 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2018	4,568	$89.88
Awards assumed per business acquisition	76	119.13
Awards granted	968	119.10
Awards vested	(779)	92.86
Awards forfeited	(244)	94.55
Awarded and unvested at June 30, 2019	4,589	$95.77

As of June 30, 2019, there was $316,606 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.48 years.

The Company granted 161 and 166 shares of PSUs in the six months ended June 30, 2019 and 2018, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $23,518 as of June 30, 2019.

Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus and other liability awards was $6,484 and $12,741 as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019 and 2018, 107 and 61 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $6,484 and $6,022 for the six months ended June 30, 2019 and 2018, respectively.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vested annually over a three-year period and were subject to continuous service and other conditions. The liability was settled with a variable number of shares of the Company’s common stock. During the six months ended June 30, 2018, 20 shares were vested and issued. The Company recognized $408 of stock-based compensation expense related to these liability awards in the six months ended June 30, 2018. There were no outstanding liability awards as of December 31, 2018.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2019, there were 2,277 shares of the Company’s common stock available for future issuance under the ESPP.

As of June 30, 2019, the Company expects to recognize $2,664 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.4 years.

Restricted Stock and Deferred Shares

The Company granted 111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $1,432 of stock-based compensation expense in each of the six months ended June 30, 2019 and 2018. As of June 30, 2019, there was $917 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.

As part of the WebLife acquisition in 2017, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $1,197 of stock-based compensation in each of the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $5,835 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition in 2018, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $1,598 and $912 of stock-based compensation in the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $1,572 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $350 of stock-based compensation in the three months ended June 30, 2019. As of June 30, 2019, there was $7,988 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2019	June 30, 2018
Stock options to purchase common stock	1,132	1,741
Restricted stock units	4,589	3,738
Employee stock purchase plan	244	97
Common stock subject to repurchase	54	181
Bonus and other liability awards	114	53
0.75% Convertible senior notes	—	2,831
Total	6,133	8,641

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

The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue by solution:
Advanced Threat	$156,569	$129,208	$307,894	$252,821
Compliance	57,870	42,667	109,482	81,515
Total revenue	$214,439	$171,875	$417,376	$334,336

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue:
United States	$172,682	$140,504	$336,101	$274,160
Rest of world	41,757	31,371	81,275	60,176
Total revenue	$214,439	$171,875	$417,376	$334,336

Long-lived assets by geographic area are presented below:

	June 30, 2019	December 31, 2018
Long-lived assets:
United States	$57,841	$57,682
Rest of world	12,847	12,945
Total long-lived assets	$70,688	$70,627

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

Income tax expense for the three and six months ended June 30, 2019 was $280 and $900 on pre-tax losses of $28,633 and $56,291, respectively. The Company recognized income tax expense of $114 and benefit of $13,958 on pre-tax losses of $34,184 and $60,412 for the three and six months ended June 30, 2018, respectively. The income tax rate for the three and six months ended June 30, 2019 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the three and six months ended June 30, 2018 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also the recognition of a $14,725 deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition.

The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was negative 2% and 23%, respectively.

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

As of June 30, 2019, the Company’s gross uncertain tax benefits totaled $18,138, excluding related accrued interest and penalties of $405. As of June 30, 2019, $4,915 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the six months ended June 30, 2019, the Company’s gross uncertain tax benefits increased $1,684. The increase is comprised of a $1,481 increase for tax positions taken in the current period, a $209 increase for tax positions taken in prior periods, offset by a $6 decrease related to statute of limitation expirations.

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

13. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $589 and $1,420, respectively, to the 401(k) Plan during the three and six months ended June 30, 2019. The Company contributed $958 to the 401(k) Plan during both the three and six months ended June 30, 2018.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 33% for the three months ended June 30, 2019 as compared to the prior year period, representing 19% of our total revenue for the period. Two partners accounted for 12% and 11% of our total revenue, respectively, for the three months ended June 30, 2019. One partner accounted for 12% of our total revenue for the three months ended June 30, 2018. Although these partners sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Total revenue	$214,439	$171,875	$417,376	$334,336
Growth	25%	40%	25%	40%
Gross margin percentage	73%	70%	73%	71%
Non-GAAP gross margin	79%	77%	79%	77%
Billings (non-GAAP)	$232,119	$197,871	$447,168	$384,093
Growth	17%	35%	16%	35%
Free cash flow (non-GAAP)	$35,037	$21,992	$83,659	$48,375

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
GAAP gross profit	$156,611	$121,103	$304,305	$236,507
GAAP gross margin	73%	70%	73%	71%
Plus:
Stock-based compensation expense	5,323	4,019	10,104	8,061
Intangible amortization expense	7,505	7,244	14,267	13,020
Non-GAAP gross profit	$169,439	$132,366	$328,676	$257,588
Non-GAAP gross margin	79%	77%	79%	77%

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
•

Billings is affected by a combination of factors including the timing of renewals, the sales of our solutions to both new and existing customers, the relative duration of contracts sold, and the relative amount of business derived from strategic partners. As each of these elements has unique characteristics in the relationship between billings and revenue, our billings activity is not necessarily closely correlated to revenue; and

•

Other companies, including companies in our industry, may not use billings, may calculate billings differently, or may use other financial measures to evaluate their performance, all of which reduce the usefulness of billings as a comparative measure.

Our deferred revenue consists of amounts that have been invoiced but have not been recognized as revenue as of the period end. Customer prepayments represent billed amounts for which the contract can be terminated and the customer has a right of refund. Unbilled accounts receivable represents amounts for which we have recognized revenue, pursuant to our revenue recognition policy, for subscription software already delivered and professional services already performed, but billed in arrears and for which we believe we have an unconditional right to payment.

The following table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total revenue	$214,439	$171,875	$417,376	$334,336
Deferred revenue and customer prepayments
Ending	635,450	496,315	635,450	496,315
Beginning	617,170	470,195	605,073	431,371
Net change	18,280	26,120	30,377	64,944
Unbilled accounts receivable
Ending	1,861	1,090	1,861	1,090
Beginning	1,261	966	1,276	603
Net change	(600)	(124)	(585)	(487)
Less: deferred revenue contributed by acquisitions	—	—	—	14,700
Billings	$232,119	$197,871	$447,168	$384,093

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
GAAP cash flow provided by operating activities:	$43,410	$30,064	$97,509	$64,986
Less:
Purchases of property and equipment	(8,373)	(8,072)	(13,850)	(16,611)
Non-GAAP free cash flow	$35,037	$21,992	$83,659	$48,375

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

Other Expense, Net

Other expense, net, consists primarily of the net effect of foreign currency transaction gains and losses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$210,780	98%	$169,019	98%	$410,364	98%	$327,806	98%
Hardware and services	3,659	2	2,856	2	7,012	2	6,530	2
Total revenue	214,439	100	171,875	100	417,376	100	334,336	100
Cost of revenue:
Subscription	50,648	24	45,618	27	98,900	24	87,816	26
Hardware and services	7,180	3	5,154	3	14,171	3	10,013	3
Total cost of revenue	57,828	27	50,772	30	113,071	27	97,829	29
Gross profit	156,611	73	121,103	70	304,305	73	236,507	71
Operating expense:
Research and development	55,185	26	47,527	28	108,434	26	91,259	27
Sales and marketing	102,837	48	84,911	49	199,841	48	162,808	49
General and administrative	27,881	13	19,029	11	53,706	13	36,554	11
Total operating expense	185,903	87	151,467	88	361,981	87	290,621	87
Operating loss	(29,292)	(14)	(30,364)	(18)	(57,676)	(14)	(54,114)	(16)
Interest income (expense)	1,068	1	(3,187)	(2)	2,246	—	(6,008)	(2)
Other expense, net	(409)	—	(633)	—	(861)	—	(290)	—
Loss before income taxes	(28,633)	(13)	(34,184)	(20)	(56,291)	(14)	(60,412)	(18)
(Provision for) benefit from income taxes	(280)	—	(114)	—	(900)	—	13,958	4
Net loss	$(28,913)	(13)%	$(34,298)	(20)%	$(57,191)	(14)%	$(46,454)	(14)%

Comparison of the three and six months ended June 30, 2019 and 2018:

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Revenue
Subscription	$210,780	$169,019	25%	$410,364	$327,806	25%
Hardware and services	3,659	2,856	28%	7,012	6,530	7%
Total revenue	$214,439	$171,875	25%	$417,376	$334,336	25%

Subscription revenue for the three and six months ended June 30, 2019 increased $41.8 million, or 25%, and $82.6 million, or 25%, respectively, as compared to the corresponding periods last year. The increases were primarily due to $31.5 million and $61.7 million, respectively, increases in subscription revenue contributed from the United States. To a lesser extent, for the same period, there were increases of $10.3 million and $20.9 million, respectively, in revenue contributed from international locations. The increases in subscription revenue were due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%. Additionally, the revenue recognized from acquired deferred revenue related to the Company’s acquisitions were $1.3 million and $3.1 million in the three and six months ended June 30, 2019, respectively, as compared to $7.2 million and $12.8 million in the three and six months ended June 30, 2018.

Hardware and services revenue for the three and six months ended June 30, 2019 increased $0.8 million, or 28%, and $0.5 million, or 7%, respectively, as compared to the corresponding periods last year. The increase for the three months ended June 30, 2019 was primarily due to higher hardware and professional service revenue of $0.4 million and $0.4 million, respectively. The increase for the six months ended June 30, 2019 was primarily due to an increase in hardware revenue of $0.9 million offset by a decrease in professional service revenue of $0.4 million.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)
Cost of revenue
Subscription	$50,648	$45,618	11%	$98,900	$87,816	13%
Hardware and services	7,180	5,154	39%	14,171	10,013	42%
Total cost of revenue	$57,828	$50,772	14%	$113,071	$97,829	16%

Cost of subscription revenue for the three and six months ended June 30, 2019 increased $5.0 million, or 11%, and $11.1 million, or 13%, respectively, as compared to the corresponding periods last year. The increases were primarily due to $2.5 million and $5.1 million, respectively, increases in operations-related expenses including higher network expense from increased data usage, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Support-related expenses increased $2.3 million and $5.4 million, respectively, primarily due to higher headcount related costs.

Cost of hardware and services revenue for the three and six months ended June 30, 2019 increased $2.0 million, or 39%, and $4.2 million, or 42%, respectively, as compared to the corresponding periods last year, primarily due to increases in professional service costs of $2.0 million and $3.9 million, respectively, as our headcount increased. The cost of hardware units sold increased $0.1 million for the six months ended June 30, 2019.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Research and development	$55,185	$47,527	16%	$108,434	$91,259	19%
Percent of total revenue	26%	28%		26%	27%

Research and development expenses increased $7.7 million, or 16%, and $17.2 million, or 19%, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $7.6 million and $16.3 million, respectively. Corporate and facilities expenses increased $0.2 million and $0.9 million, respectively, due to higher headcount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Sales and marketing	$102,837	$84,911	21%	$199,841	$162,808	23%
Percent of total revenue	48%	49%		48%	49%

Sales and marketing expenses increased $17.9 million, or 21%, and 37.0 million, or 23%, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $14.2 million and $28.3 million, respectively, which include increases in stock-based compensation expense of $3.4 million and $5.7 million, respectively. Corporate and facilities expenses increased $0.3 million and $1.0 million, respectively, due to higher headcount. Travel expenses increased $0.9 million and $2.3 million, respectively, for the three and six months ended June 30, 2019, as compared to the same period last year. Intangible amortization expense decreased $0.3 million for the three months ended June 30, 2019 and increased $0.8 million for the six months ended June 30, 2019 as compared to the same periods last year. Additionally, expense for lead generation, trade shows, advertising and other initiatives increased $3.3 million and $5.1 million, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
General and administrative	$27,881	$19,029	47%	$53,706	$36,554	47%
Percent of total revenue	13%	11%		13%	11%

General and administrative expenses increased $8.9 million, or 47%, and $17.2 million, or 47%, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year. Personnel-related expenses increased $6.6 million and $13.8 million, respectively, due to higher headcount and equity grants made. Corporate and facilities expenses increased $0.5 million and $0.9 million, respectively, primarily due to higher headcount and an increase in cloud computing services. Outside service expenses increased $1.0 million and $3.1 million, respectively, primarily due to implementation of new accounting systems, and other accounting related costs. Acquisition related costs increased $0.6 million for the three months ended June 30, 2019 and decreased $0.6 million for the six months ended June 30, 2019 due to the timing of the acquisitions.

Interest Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Interest income (expense)	$1,068	$(3,187)	134%	$2,246	$(6,008)	(137)%

Interest income increased $4.3 million and $8.3 million, respectively, in the three and six months ended June 30, 2019 as compared to the same periods in the prior year primarily due to decreases in accretion expense and cash interest expense of $3.5 million and $7.0 million, respectively, due to conversions of the 0.75% Notes in the three months ended September 30, 2018, and $0.7 million and $1.2 million, respectively, increases in interest income from cash and investments due to higher investment balances and higher interest yields.

Other Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Other expense, net	$(409)	$(633)	35%	$(861)	$(290)	197%

Other expense decreased $0.2 million, and increased $0.6 million, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year, primarily due to fluctuations in foreign currency exchange rates.

(Provision For) Benefit From Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
(Provision for) benefit from income taxes	$(280)	$(114)	(146%)	$(900)	$13,958	(106)%

The provision for income taxes increased $0.2 million and $14.9 million, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods last year. The increase for the three months ended June 30, 2019 was not material and the increase for the six months ended June 30, 2019 is primarily due to a $14.7 million deferred tax benefit in the U.S. related to changes in the valuation allowance resulting from the Wombat business acquisition in February of 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had $149.7 million in cash and cash equivalents and $33.0 million in short-term investments, for a total of $182.7 million.

As of June 30, 2019, we had approximately $6.2 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$97,509	$64,986
Net cash used in investing activities	$(105,072)	$(214,173)
Net cash used in financing activities	$(20,314)	$(22,210)

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

Net cash provided by operating activities in the six months ended June 30, 2019 was $97.5 million, as compared to $65.0 million provided in the six months ended June 30, 2018. The increase of $32.5 million was primarily due to:

•	An increase in amortization of intangible assets of $2.0 million due to acquired businesses, and an increase in depreciation of fixed assets of $1.4 million due to an increase in capital expenditures;
•	A $6.9 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	An increase in stock-based compensation expense of $21.8 million due to the increase in headcount and grants made;
•	An $11.3 million increase in amortization of operating lease right-of-use assets primarily due to the adoption of ASC 842 effective January 1, 2019.
•	A decrease in benefit from deferred income taxes of $14.3 million primarily due to a decrease in valuation allowance due to the business acquisition made in 2018;
•	An increase in accounts receivable change of $50.9 million due to the timing of payments;

The increase was partially offset by:

•	An increase in net loss of $10.7 million;

•	A $6.2 million decrease in amortization of debt issuance costs and accretion of debt discount primarily due to the conversion of the 0.75% Notes into common stock during the third quarter of 2018;
•	A $13.2 million decrease in accounts payable and accrued liabilities change due to the timing of payments;
•	A $5.1 million decrease in prepaid expenses change due to timing of payments;
•	A decrease in deferred revenue change of $18.3 million due to higher billings;
•	A decrease in deferred commission change of $9.0 million primarily due to higher billings;
•	A $11.4 million decrease in operating lease liabilities change primarily due to the adoption of ASC 842 effective January 1, 2019.

Net Cash Flows Used in Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash used in investing activities was $105.1 million in the six months ended June 30, 2019 as compared to $214.2 million used in the six months ended June 30, 2018. The decrease in cash used of $109.1 million was primarily due to a decrease in business acquisition cost of $119.3 million, a $2.8 million decrease in capital expenditures, and a $17.6 million increase in maturities of short-term investments, partially offset by an $11.9 million decrease from sales of short-term investments, an $18.1 million increase in cash spent to acquire short-term investments, and a $0.6 million decrease in escrow receipts.

Net Cash Flows Used in Financing Activities

Net cash used in financing activities was $20.3 million in the six months ended June 30, 2019 as compared to $22.2 million used in the six months ended June 30, 2018. The decrease in cash used of $1.9 million was primarily due to a $1.7 million increase in proceeds from common stock issuance related to employee stock plans and a $0.6 million decrease in contingent consideration payment, partially offset by a $0.4 million increase in withholding taxes paid related to restricted stock net share settlement.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2019 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $182.7 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company had $0.7 million and $0.2 million foreign currency transaction loss for the six months ended June 30, 2019 and June 30, 2018, respectively. Transaction gains and losses are included in other expense, net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in every year since our inception, including net losses of $57.2 million and $46.5 million for the six months ended June 30, 2019 and 2018, respectively. As a result, we had an accumulated deficit of $652.5 million as of June 30, 2019. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, which typically ranges from one to three years. In addition, our customers may renew for fewer subscription services or users, renew for shorter contract lengths or renew at lower prices due to competitive or other pressures. We cannot accurately predict renewal rates and our renewal rates may decline or fluctuate as a result of a number of factors, including competition, customers’ IT budgeting and spending priorities, and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions, our revenue would decline, and our business would suffer.

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

We also face competition from large technology companies, such as Google Inc., Micro Focus International plc and Microsoft Corporation. These companies are increasingly developing and incorporating into their products features that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies like Barracuda Networks, Inc. and Mimecast Ltd. that specialize in particular segments of the markets in which we compete.

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

If we are unable to enhance our existing solutions and develop new solutions, our growth will be harmed, and we may not be able to achieve profitability.

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

As our customer base grows, the number of users accessing our solutions over the Internet will correspondingly increase. Increased traffic could result in slow access speeds and response times. Since our customer agreements often include service availability commitments, slow speeds or our failure to accommodate increased traffic could result in breaches of our service level agreements or obligate us to issue service credits. In addition, the market for our solutions is characterized by rapid technological advances and changes in customer and regulatory requirements. In order to accommodate increased traffic and respond to technological advances and evolving customer and regulatory requirements, we expect that we will be required to make future investments in our network architecture. If we do not implement future upgrades to our network architecture cost-effectively, or if we experience prolonged delays or unforeseen difficulties in connection with upgrading our network architecture, our service quality may suffer, and our operating results could be harmed.

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

In addition, as of June 30, 2019, we had $679.4 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of June 30, 2019, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2019 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2019. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 15, 2019, the Company issued 72,184 shares of its common stock to certain stockholders of Meta Networks, Ltd. as partial consideration paid by the Company in connection with the consummation of the Company's acquisition of Meta Networks, Ltd. The shares were not registered under the Securities Act of 1933, as amended ("Securities Act") in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

10.01	†*	Amended and Restated 2012 Equity Incentive Plan and Form of Grant Agreements

31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on July 29, 2019.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)