Form 10-Q
period 2019-09-30
PROOFPOINT INC
filed 2019-10-31
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of October 18, 2019: 56,454,217 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,020,183	$185,392
Short-term investments	31,327	46,307
Accounts receivable, net	204,769	199,194
Inventory	425	481
Deferred product costs	2,078	1,800
Deferred commissions	42,473	37,391
Prepaid expenses and other current assets	19,053	16,872
Total current assets	1,320,308	487,437
Property and equipment, net	70,285	70,627
Operating lease right-of-use assets	53,719	—
Long-term deferred product costs	349	303
Goodwill	543,143	460,425
Intangible assets, net	124,689	136,645
Long-term deferred commissions	79,488	69,989
Other assets	16,045	7,592
Total assets	$2,208,026	$1,233,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,819	$20,237
Accrued liabilities	103,573	90,719
Deferred rent	—	829
Operating lease liabilities	20,529	—
Deferred revenue	542,429	490,296
Total current liabilities	684,350	602,081
Convertible senior notes	741,367	—
Long-term deferred rent	—	3,757
Long-term operating lease liabilities	36,835	—
Other long-term liabilities	18,571	6,812
Long-term deferred revenue	132,174	107,834
Total liabilities	1,613,297	720,484
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 56,204 and 55,149 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	1,291,580	1,107,953
Accumulated other comprehensive income (loss)	3	(7)
Accumulated deficit	(696,860)	(595,418)
Total stockholders’ equity	594,729	512,534
Total liabilities and stockholders’ equity	$2,208,026	$1,233,018

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	$224,275	$181,505	$634,639	$509,311
Hardware and services	3,110	2,674	10,122	9,204
Total revenue	227,385	184,179	644,761	518,515
Cost of revenue:(1)(2)
Subscription	52,308	45,679	151,208	133,495
Hardware and services	7,573	5,258	21,744	15,271
Total cost of revenue	59,881	50,937	172,952	148,766
Gross profit	167,504	133,242	471,809	369,749
Operating expense:(1)(2)
Research and development	60,060	45,917	168,494	137,176
Sales and marketing	105,502	90,006	305,343	252,814
General and administrative	26,388	23,877	80,094	60,431
Total operating expense	191,950	159,800	553,931	450,421
Operating loss	(24,446)	(26,558)	(82,122)	(80,672)
Interest expense	(3,698)	(9,746)	(3,698)	(16,761)
Other income, net	2,180	224	3,565	941
Loss before income taxes	(25,964)	(36,080)	(82,255)	(96,492)
(Provision for) benefit from income taxes	(18,376)	20	(19,276)	13,978
Net loss	$(44,340)	$(36,060)	$(101,531)	$(82,514)
Net loss per share, basic and diluted	$(0.79)	$(0.69)	$(1.82)	$(1.61)
Weighted average shares outstanding, basic and diluted	56,014	52,184	55,708	51,214

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$4,519	$3,503	$12,663	$10,402
Cost of hardware and services revenue	$1,043	$474	$3,003	$1,636
Research and development	$13,735	$9,678	$37,756	$29,699
Sales and marketing	$16,515	$13,191	$46,068	$37,075
General and administrative	$9,871	$11,250	$32,864	$24,153

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$7,886	$7,121	$22,153	$20,141
Research and development	$—	$15	$—	$45
Sales and marketing	$3,632	$3,982	$10,803	$10,379

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(44,340)	$(36,060)	$(101,531)	$(82,514)
Other comprehensive income, net of tax:
Unrealized gain (loss) on short-term investments, net	1	(1)	10	7
Comprehensive loss	$(44,339)	$(36,061)	$(101,521)	$(82,507)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2019	56,043	$6	$1,177,800	$2	$(652,520)	$525,288
Net loss	—	—	—	—	(44,340)	(44,340)
Unrealized gain on short-term investments	—	—	—	1	—	1
Stock-based compensation expense	—	—	41,732	—	—	41,732
Common stock issued	218		827	—	—	827
Tax withholding upon vesting of restricted stock awards	(57)	—	(6,931)	—	—	(6,931)
Embedded conversion feature on convertible senior notes (Note 8)	—	—	163,023	—	—	163,023
Purchase of capped calls (Note 8)	—	—	(84,871)	—	—	(84,871)
Balances at September 30, 2019	56,204	$6	$1,291,580	$3	$(696,860)	$594,729

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	55,149	$6	$1,107,953	$(7)	$(595,418)	$512,534
Cumulative effect of adjustment from adoption of ASC 842	—	—	—	—	89	89
Net loss	—	—	—	—	(101,531)	(101,531)
Unrealized gain on short-term investments	—	—	—	10	—	10
Stock-based compensation expense	—	—	118,674	—	—	118,674
Acquisition of Meta Networks, Ltd. (Note 3)	72	—	446	—	—	446
Common stock issued	1,348	—	28,170	—	—	28,170
Tax withholding upon vesting of restricted stock awards	(365)	—	(41,815)	—	—	(41,815)
Embedded conversion feature on convertible senior notes (Note 8)	—	—	163,023	—	—	163,023
Purchase of capped calls (Note 8)	—	—	(84,871)	—	—	(84,871)
Balances at September 30, 2019	56,204	$6	$1,291,580	$3	$(696,860)	$594,729

	Three months ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2018	51,191	$5	$835,156	$(1)	$(538,123)	$297,037
Net loss	—	—	—	—	(36,060)	(36,060)
Unrealized loss on short-term investments	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	34,912	—	—	34,912
Common stock issued	436	—	2,897	—	—	2,897
Tax withholding upon vesting of restricted stock awards	(71)	—	(8,243)	—	—	(8,243)
Conversion of convertible senior notes to common stock	2,928	—	213,306			213,306
Balances at September 30, 2018	54,484	$5	$1,078,028	$(2)	$(574,183)	$503,848

	Nine months ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	50,325	$5	$787,572	$(9)	$(488,453)	$299,115
Cumulative effect of adjustment from adoption of ASU 2016-16	—	—	—	—	(3,216)	(3,216)
Net loss	—	—	—	—	(82,514)	(82,514)
Unrealized gain on short-term investments	—	—	—	7	—	7
Stock-based compensation expense	—	—	94,930	—	—	94,930
Common stock issued	1,610	—	24,767	—	—	24,767
Tax withholding upon vesting of restricted stock awards	(379)	—	(42,547)	—	—	(42,547)
Conversion of convertible senior notes to common stock	2,928	—	213,306			213,306
Balances at September 30, 2018	54,484	$5	$1,078,028	$(2)	$(574,183)	$503,848

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(101,531)	$(82,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,457	54,315
Stock-based compensation	132,354	102,965
Change in fair value of contingent consideration	—	(79)
Amortization of debt issuance costs and accretion of debt discount	3,455	8,383
Amortization of deferred commissions	36,434	26,121
Noncash lease costs	17,216	—
Loss on conversion of convertible notes	—	7,207
Deferred income taxes	(2,494)	(15,269)
Other	1,594	1,147
Changes in assets and liabilities:
Accounts receivable	(6,209)	(26,501)
Inventory	55	359
Deferred product costs	(324)	(304)
Deferred commissions	(51,014)	(41,218)
Prepaid expenses	(5,496)	(2,344)
Other current assets	514	1,212
Long-term assets	(876)	248
Accounts payable	(2,607)	2,655
Accrued liabilities	28,030	10,479
Deferred rent	—	29
Operating lease liabilities	(17,925)	—
Deferred revenue	76,474	82,799
Net cash provided by operating activities	166,107	129,690
Cash flows from investing activities
Proceeds from maturities of short-term investments	81,902	51,237
Proceeds from sales of short-term investments	—	11,931
Purchase of short-term investments	(67,036)	(47,457)
Purchase of property and equipment	(23,856)	(23,108)
Receipt from escrow account	—	3,321
Acquisition of business, net of cash acquired	(104,503)	(223,786)
Net cash used in investing activities	(113,493)	(227,862)
Cash flows from financing activities
Proceeds from issuance of common stock	15,518	15,898
Withholding taxes related to restricted stock net share settlement	(41,590)	(41,967)
Proceeds from issuance of convertible senior notes, net of costs	901,293	—
Purchase of capped calls	(84,640)	—
Repayments of equipment loans and capital lease obligations	—	(29)
Repayments of convertible notes	—	(142)
Contingent consideration payment	—	(555)
Net cash provided by (used in) financing activities	790,581	(26,795)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(505)	(352)
Net increase (decrease) in cash, cash equivalents and restricted cash	842,690	(125,319)
Cash, cash equivalents and restricted cash
Beginning of period	186,152	286,660
End of period	$1,028,842	$161,341

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of noncash investing and financing information
Unpaid purchases of property and equipment and asset retirement obligations	$4,004	$3,253
Operating lease right-of-use assets exchanged for lease obligations	$11,412	$—
Liability awards converted to equity	$12,651	$8,870
Convertible senior notes converted to equity	$—	$213,306

	September 30, 2019	September 30, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$1,020,183	$160,561
Restricted cash included in prepaid expenses and other current assets	2,929	289
Restricted cash included in other non-current assets	5,730	491
Total cash, cash equivalents and restricted cash	$1,028,842	$161,341

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. “Interest income” has been reclassified from “Interest income (expense)” to “Other income (expense), net” in the condensed consolidated statements of operations. The reclassifications had no impact on previously reported net loss or accumulated deficit.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of September 30, 2019.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and nine months ended September 30, 2019 and 2018.

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

Refer to Note 6 “Leases” for more information regarding the impact of the adoption of ASU 2016-02 on the Company’s financial statements.

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subscription service revenue	$217,698	$174,082	$619,174	$492,068
Subscription software revenue	6,577	7,423	15,465	17,243
Hardware and services	3,110	2,674	10,122	9,204
Total revenue	$227,385	$184,179	$644,761	$518,515

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $4,060 and $1,276 as of September 30, 2019 and December 31, 2018, respectively.

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

For the three months ended September 30, 2019 and 2018, the Company capitalized $20,036 and $19,289 of commission costs, respectively, and amortized $12,763 and $9,413, respectively. For the nine months ended September 30, 2019 and 2018, the Company capitalized $51,014 and $41,218 of commission costs, respectively, and amortized $36,434 and $26,121, respectively.

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

For the three months ended September 30, 2019 and 2018, the Company capitalized $1,033 and $691 of deferred product costs, respectively, and amortized $804 and $641, respectively. For the nine months ended September 30, 2019 and 2018, the Company capitalized $2,609 and $2,127 of deferred product costs, respectively, and amortized $2,285 and $1,824, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $199,411 and $156,741 of revenue during the three months ended September 30, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $437,519 and $314,849 of revenue during the nine months ended September 30, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $841 and $2,039 of revenue during the three months ended September 30, 2019 and 2018, respectively, related to the performance obligations satisfied in prior periods. The Company recognized $1,890 and $2,869 of revenue during the nine months ended September 30, 2019 and 2018, respectively, related to the performance obligations satisfied in prior periods.

Remaining performance obligations

Contracted revenue as of September 30, 2019 that has not yet been recognized (“contracted not recognized”) was $597,579, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 59% of contracted and not recognized revenue to be recognized over the next twelve months, 38% in years two and three, with the remaining balance recognized thereafter.

3. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for the acquisitions described below, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the acquired companies’ net identifiable assets acquired and, as a result, goodwill was recorded in connection with the acquisitions. Goodwill related to the acquisition of Meta Networks, Ltd. is deductible for tax purposes, and goodwill related to the acquisition of Wombat Security Technologies, Inc. is not deductible for tax purposes.

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

By combining Meta Networks’ innovative zero trust network access technology with the Company’s people-centric security capabilities the Company expects to make it far simpler for enterprises to precisely control employee and contractor access to on-premises, cloud, and consumer applications.

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

At the Meta Networks Acquisition Date, the consideration transferred was $104,895, net of cash acquired of $104. Of the consideration transferred, $12,500 was held in escrow to secure indemnification obligations, which has not been released as of the issuance of the condensed consolidated financial statements. The Company incurred $909 in acquisition-related costs which were recorded within operating expenses for the nine months ended September 30, 2019. The revenue from Meta Networks was not material for the nine months ended September 30, 2019, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

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

Also, as part of the share purchase agreement, the unvested restricted shares of certain employees of Meta Networks were exchanged into the right to receive $7,827 (“deferred cash consideration”) and 72 shares of the Company’s common stock that were deferred with the fair value of $8,599. The deferred cash consideration was presented as restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2019. $7,596 of deferred cash consideration and $8,338 of deferred stock (see Note 9 “Equity Award Plans”) were allocated to post-combination expense and were not included in the purchase price. The deferred cash consideration and deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as compensation and stock-based compensation expense over the three-year vesting period.

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

•

both investigate and take action on user-reporting phishing, leveraging orchestration and automation to find real attacks, quarantine emails in users’ inboxes, and lock user accounts to limit risk; and

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
	$235,667

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2019 and 2018 as though the Meta Networks and Wombat acquisitions that occurred during the reporting periods had occurred as of the beginning of the comparable prior reporting periods, with adjustments to give effect to pro forma events that are directly attributable to the acquisition such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisitions and acquisition-related transaction costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$227,385	$184,202	$644,869	$525,183
Net loss	$(44,284)	$(40,733)	$(106,510)	$(96,907)
Basic and diluted net loss per share	$(0.79)	$(0.78)	$(1.91)	$(1.89)

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Beginning balance as of December 31, 2018	$460,425
Acquisition during period	85,869
Purchase accounting adjustments	(3,151)
Closing balance as of September 30, 2019	$543,143

Intangible assets, excluding goodwill, consisted of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$175,069	$(101,677)	$73,392	$154,069	$(79,525)	$74,544
Customer relationships	71,400	(22,769)	48,631	71,400	(15,166)	56,234
Trade names and patents	3,330	(2,080)	1,250	3,330	(1,430)	1,900
Order backlog	6,800	(5,384)	1,416	6,800	(2,833)	3,967
	$256,599	$(131,910)	$124,689	$235,599	$(98,954)	$136,645

Amortization of intangible assets expense was $11,518 and $11,118 for the three months ended September 30, 2019 and 2018, respectively, and $32,956 and $30,565 for the nine months ended September 30, 2019 and 2018, respectively.

Future estimated amortization of intangible assets expense as of September 30, 2019 are presented below:

Year ending December 31,
2019, remainder	$11,378
2020	41,966
2021	38,098
2022	16,017
2023	7,312
Thereafter	9,918
$124,689

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2019 and December 31, 2018 and the classification by level of input within the fair value hierarchy:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$982,180	$982,180	$—	$—
Commercial paper	7,987	—	7,987	—
Short-term investments:
Commercial paper	21,887	—	21,887	—
Corporate debt securities	7,451	—	7,451	—
U.S. Treasury securities	1,989	—	1,989	—
Total financial assets	$1,021,494	$982,180	$39,314	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$133,202	$133,202	$—	$—
Commercial paper	12,478	—	12,478	—
Short-term investments:
Corporate debt securities	13,470	—	13,470	—
Commercial paper	30,838	—	30,838	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$191,987	$133,202	$58,785	$—

Based on quoted market prices as of September 30, 2019, the fair value of the 2024 Notes (Note 8) was approximately $984,860, determined using Level 2 inputs as they are not actively traded in markets.

Investments

The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$30,016	$—	$—	$30,016
Money market funds	982,180	—	—	982,180
Commercial paper	7,987	—	—	7,987
Total	$1,020,183	$—	$—	$1,020,183

Short-term investments:
Commercial paper	$21,887	$—	$—	$21,887
Corporate debt securities	7,449	2	—	7,451
U.S. Treasury securities	1,988	1	—	1,989
Total	$31,324	$3	$—	$31,327

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,712	$—	$—	$39,712
Money market funds	133,202	—	—	133,202
Commercial paper	12,478	—	—	12,478
Total	$185,392	$—	$—	$185,392

Short-term investments:
Corporate debt securities	$13,477	$—	$(7)	$13,470
Commercial paper	30,838	—	—	30,838
U.S. Treasury securities	1,999	—	—	1,999
Total	$46,314	$—	$(7)	$46,307

As of September 30, 2019 and December 31, 2018, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three and nine months ended September 30, 2019 and 2018.

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

In October 2018, the Company entered into a 127 month lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become the Company’s new corporate headquarters beginning in 2020. The property will be constructed by the landlord, with the completion date expected to occur between August and November 2020 which is when the lease is expected to commence, as such no ROU assets or related lease liabilities were recorded in the condensed financial statements for the three and nine months ended September 30, 2019. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by five years. Base rental payments will be approximately $161,300 over the lease term.

The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$6,570	$19,301
Short-term lease cost	774	2,121
Variable lease cost	821	2,529
Total lease cost	$8,165	$23,951

Supplemental information related to leases was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$7,740	$20,572
Right-of-use assets obtained in exchange for operating lease obligations	$7,433	$11,412
Weighted-average remaining lease term - operating leases		5 years
Weighted-average discount rate - operating leases		5.01%

Maturities of lease liabilities as of September 30, 2019 were as follows:

Operating leases
Year ending December 31,
2019	$5,935
2020	19,110
2021	12,523
2022	10,173
2023	5,611
Thereafter	11,535
Total lease payments	64,887
Less imputed interest	(7,523)
Total	$57,364

Premises rent expense were $2,817 and $8,192 for the three and nine months ended September 30, 2018, respectively.

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

8. Convertible Senior Notes

0.25% Convertible Senior Notes due 2024

On August 23, 2019, the Company issued $920,000 aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”). The offering represented $800,000 aggregate principal amount of the 2024 Notes plus the full exercise of the initial buyers’ option to purchase up to an additional $120,000 aggregate principal amount. The net proceeds after the agent’s discount and issuance costs of $19,065 from the 2024 Notes offering were approximately $900,935. The Company used $84,871 of the net proceeds from the offering to pay the cost of the capped call transactions described below. The Company expects to use the remaining net proceeds for general corporate purposes, which may include acquisitions or other strategic transactions. The 2024 Notes are senior unsecured, unsubordinated obligations of the Company. The 2024 Notes bear interest at 0.25% per year, payable semi-annually in arrears every February 15 and August 15, beginning on February 15, 2020. The 2024 Notes mature on August 15, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

The initial conversion rate is 6.4941 shares of the Company’s common stock per $1 principal amount of the 2024 Notes, which equates to an initial conversion price of $153.99 per share of common stock. Throughout the term of the 2024 Notes, the conversion rate may be adjusted upon the occurrence of certain events.

At the Company’s option, on or after August 20, 2022, the Company will be able to redeem all or a portion of the 2024 Notes at 100% of the principal amount, plus any accrued and unpaid interest, under certain conditions. The Company may redeem the 2024 Notes in shares of the Company’s common stock, cash, or some combination of each.

Prior to April 15, 2024, the 2024 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions and during certain periods upon the following circumstances:

•

during any calendar quarter commencing after December 31, 2019, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each such trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1 principal amount of the 2024 Notes for each trading day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day;

•

upon a notice of redemption in which case, the Company will increase the conversion rate for the 2024 Notes so surrendered for conversion in connection with such redemption notice in accordance with the indenture; or

•	upon the occurrence of specified corporate transactions, as described in the indenture.

On or after April 15, 2024, holders may convert their 2024 Notes at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Holders of the 2024 Notes also have the right to require the Company to repurchase all or a portion of the 2024 Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, upon the occurrence of certain fundamental changes to the Company.

In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2024 Notes. The Company bifurcated the conversion option of the 2024 Notes from the debt instrument, classified the conversion option in equity and will accrete the resulting debt discount as interest expense over the contractual term of the 2024 Notes using the effective interest rate method. The equity component is not remeasured while the 2024 Notes continue to meet the conditions for equity classification. Upon issuance of the 2024 Notes, after allocation of debt discount and issuance costs, the Company recorded $737,912 as debt and $163,023 as additional paid in capital within stockholders’ equity.

The effective interest rate of the liability component of the 2024 Notes is 4.76%. This interest rate was based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features.

The debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2024 Notes. The equity issuance costs of $3,450 were recorded as a decrease to additional paid-in capital at the issuance date.

The following table represents the carrying value of the 2024 Notes as of September 30, 2019:

September 30, 2019
Liability component:
Principal	$920,000
Less: debt discount and issuance costs, net of amortization	(178,633)
Net carrying amount	$741,367
Equity component (1)	$163,023

(1) Recorded on the consolidated balance sheets as additional paid-in capital, net of the $3,450 issuance costs in equity.

Capped Calls

In connection with the issuance of the 2024 Notes, including the initial purchasers’ exercise of the option to purchase additional 2024 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to the Company’s common stock upon conversion of the 2024 Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of the converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls have a cap price equal to $223.98 per share, subject to certain adjustments, and expire on August 15, 2024. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.

For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2024 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The premium paid for the purchase of the Capped Calls in the amount of $83,720 and related issuance cost of $1,151 have been recorded as a reduction to additional paid-in capital and will not be remeasured.

0.75% Convertible Senior Notes due June 2020

On June 17, 2015, the Company issued $200,000 principal amount of 0.75% Convertible Senior Notes due 2020 (the “2020 Notes”) in a private offering to initial buyers pursuant to Rule 144A under the Exchange Act. The initial buyers of the 2020 Notes also had an option to purchase an additional $30,000 in principal amount which was exercised in full. The net proceeds after the agent’s discount and issuance costs of $6,581 from the 2020 Notes offering were approximately $223,419. The Company used the net proceeds for working capital and general corporate purposes, which included funding the Company’s operations, capital expenditures, and acquisitions of businesses, products or technologies. The 2020 Notes bore interest at 0.75% per year, payable semi-annually in arrears every June 15 and December 15, beginning on December 15, 2015.

During the quarter ended September 30, 2018, $229,869 of the principal amount of the 2020 Notes was converted into 2,928 shares of common stock, with the remaining $142 repaid in cash. The shares of common stock had a fair value of $336,994 at the time of the conversion. This transaction resulted in a $7,207 loss on extinguishment that was included in interest expense in the Consolidated Statement of Operations. The loss on extinguishment was calculated as the difference between the fair value amount allocated to the liability component on the date of conversion and net carrying amount of the liability component.

For the three and nine months ended September 30, 2019 and 2018, the Company incurred the following expenses related to the 2020 Notes and 2024 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense related to contractual interest coupon	$243	$309	$243	$1,171
Amortization of debt discount and issuance costs	3,455	2,230	3,455	8,383
Loss on conversion	—	7,207	—	7,207
Total	$3,698	$9,746	$3,698	$16,761

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

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. As of September 30, 2019, 7,916 shares were available for future grant. Restricted stock awards generally vest over a four-year period.

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

Stock Options

There were no options granted during the three and nine months ended September 30, 2019 and 2018.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,255	$28.67	4.77	$69,224
Options assumed per business acquisition	34	3.07
Options exercised	(219)	16.87
Options forfeited and expired	(1)	5.94
Balance at September 30, 2019	1,069	$30.30	4.33	$105,580

The total intrinsic value of options exercised was $22,759 and $54,964 for the nine months ended September 30, 2019 and 2018, respectively. Total cash proceeds from such option exercises were $3,704 and $7,173 for the nine months ended September 30, 2019 and 2018, respectively.

The fair value of option grants that vested was $1,094 and $2,693 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had unamortized stock-based compensation expense of $4,323 related to stock options that will be recognized over the average remaining vesting term of the options of 1.4 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2018	4,568	$89.88
Awards assumed per business acquisition	76	119.13
Awards granted	1,150	120.18
Awards vested	(936)	91.42
Awards forfeited	(325)	95.53
Awarded and unvested at September 30, 2019	4,533	$97.33

As of September 30, 2019, there was $297,819 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.3 years.

The Company granted 171 and 249 shares of PSUs in the nine months ended September 30, 2019 and 2018, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $22,497 as of September 30, 2019.

Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus and other liability awards was $10,435 and $12,741 as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019 and 2018, 107 and 61 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $10,435 and $9,206 for the nine months ended September 30, 2019 and 2018, respectively.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vested annually over a three-year period and were subject to continuous service and other conditions. The liability was settled with a variable number of shares of the Company’s common stock. During the nine months ended September 30, 2018, 20 shares were vested and issued. The Company recognized $408 of stock-based compensation expense related to these liability awards in the nine months ended September 30, 2018. There were no outstanding liability awards as of December 31, 2018.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2019, there were 2,277 shares of the Company’s common stock available for future issuance under the ESPP.

As of September 30, 2019, the Company expects to recognize $888 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.1 years.

Restricted Stock and Deferred Shares

The Company granted 111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $2,159 of stock-based compensation expense in each of the nine months ended September 30, 2019 and 2018. As of September 30, 2019, there was $190 of unamortized stock-based compensation expense related to the unvested shares of restricted stock. The shares of restricted stock are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock.

As part of the WebLife acquisition in 2017, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $1,806 of stock-based compensation in each of the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $5,226 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition in 2018, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $2,193 and $1,600 of stock-based compensation in the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $977 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $1,049 of stock-based compensation in the nine months ended September 30, 2019. As of September 30, 2019, there was $7,289 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	September 30, 2019	September 30, 2018
Stock options to purchase common stock	1,069	1,474
Restricted stock units	4,533	3,805
Employee stock purchase plan	114	97
Common stock subject to repurchase	244	232
Bonus and other liability awards	81	89
2024 Notes	5,975	—
Total	12,016	5,697

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

The following sets forth total revenue by solutions offered by the Company and by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue by solution:
Advanced Threat	$164,182	$137,953	$472,076	$390,774
Compliance	63,203	46,226	172,685	127,741
Total revenue	$227,385	$184,179	$644,761	$518,515

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue:
United States	$182,087	$148,718	$518,188	$422,878
Rest of world	45,298	35,461	126,573	95,637
Total revenue	$227,385	$184,179	$644,761	$518,515

Long-lived assets by geographic area are presented below:

	September 30, 2019	December 31, 2018
Long-lived assets:
United States	$56,889	$57,682
Rest of world	13,396	12,945
Total long-lived assets	$70,285	$70,627

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

Income tax expense for the three and nine months ended September 30, 2019 was $18,376 and $19,276 on pre-tax losses of $25,964 and $82,255, respectively. The Company recognized income tax benefit of $20 and $13,978 on pre-tax losses of $36,080 and $96,492 for the three and nine months ended September 30, 2018, respectively. The income tax rate for the three and nine months ended September 30, 2019 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also due to the recognition of a $17,641 tax expense related to the transfer of certain intellectual property rights between the Company’s wholly owned subsidiary in Israel to the United States. The income tax rate for the three and nine months ended September 30, 2018 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also due to the recognition of a $14,725 deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition in the first quarter of 2018.

The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was negative 23% and 14%, respectively.

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

As of September 30, 2019, the Company’s gross uncertain tax benefits totaled $31,798, excluding related accrued interest and penalties of $529. As of September 30, 2019, $15,872 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the nine months ended September 30, 2019, the Company’s gross uncertain tax benefits increased $15,344. The increase is comprised of a $13,960 increase for tax positions taken in the current period, a $1,450 increase for tax positions taken in prior periods, offset by a $66 decrease related to statute of limitation expirations.

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

13. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $851 and $2,271, respectively, to the 401(k) Plan during the three and nine months ended September 30, 2019. The Company contributed $310 and $1,268, respectively, to the 401(k) Plan during both the three and nine months ended September 30, 2018.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew by 28% for the three months ended September 30, 2019 as compared to the prior year period, representing 20% of our total revenue for the period. Two partners each accounted for 12% of our total revenue for the three months ended September 30, 2019. One partner accounted for 12% of our total revenue for the three months ended September 30, 2018. These partners sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Total revenue	$227,385	$184,179	$644,761	$518,515
Growth	23%	37%	24%	39%
Gross margin percentage	74%	72%	73%	71%
Non-GAAP gross margin	80%	78%	79%	78%
Billings (non-GAAP)	$277,841	$221,377	$725,009	$605,470
Growth	26%	33%	20%	34%
Free cash flow (non-GAAP)	$58,592	$58,207	$142,251	$106,582

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
GAAP gross profit	$167,504	$133,242	$471,809	$369,749
GAAP gross margin	74%	72%	73%	71%
Plus:
Stock-based compensation expense	5,562	3,977	15,666	12,038
Intangible amortization expense	7,886	7,121	22,153	20,141
Non-GAAP gross profit	$180,952	$144,340	$509,628	$401,928
Non-GAAP gross margin	80%	78%	79%	78%

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

Our use of billings as a non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Some of these limitations are:

•	billings are not a substitute for revenue, as trends in billings are not necessarily directly correlated to trends in revenue;
•

billings are affected by a combination of factors including the timing of renewals, the sales of our solutions to both new and existing customers, the relative duration of contracts sold, and the relative amount of business derived from strategic partners. As each of these elements has unique characteristics in the relationship between billings and revenue, our billings activity is not necessarily closely correlated to revenue; and

•

other companies, including companies in our industry, may not use billings, may calculate billings differently, or may use other financial measures to evaluate their performance, all of which reduce the usefulness of billings as a comparative measure.

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

The following table presents the reconciliation of total revenue to billings for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total revenue	$227,385	$184,179	$644,761	$518,515
Deferred revenue and customer prepayments
Ending	688,105	534,309	688,105	534,309
Beginning	635,450	496,315	605,073	431,371
Net change	52,655	37,994	83,032	102,938
Unbilled accounts receivable
Ending	4,060	1,886	4,060	1,886
Beginning	1,861	1,090	1,276	603
Net change	(2,199)	(796)	(2,784)	(1,283)
Less: deferred revenue contributed by acquisitions	—	—	—	14,700
Billings	$277,841	$221,377	$725,009	$605,470

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
GAAP cash flow provided by operating activities:	$68,598	$64,704	$166,107	$129,690
Less:
Purchases of property and equipment	(10,006)	(6,497)	(23,856)	(23,108)
Non-GAAP free cash flow	$58,592	$58,207	$142,251	$106,582

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

Interest Expense

Interest expense consists of interest expense related to our convertible senior notes.

Other Income, Net

Other income, net, consists primarily of interest income earned on our cash, cash equivalents and short-term investments, and the net effect of foreign currency transaction gains and losses.

Income Taxes

For most of the prior years, our income tax expense or benefit were primarily related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we had not historically recorded a provision for federal income taxes. However, in the three months ended March 31, 2018, we recognized $14.7 million of deferred tax benefit in the U.S. related to changes in our valuation allowance resulting from the Wombat Security Technologies, Inc. acquisition. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$224,275	99%	$181,505	99%	$634,639	98%	$509,311	98%
Hardware and services	3,110	1	2,674	1	10,122	2	9,204	2
Total revenue	227,385	100	184,179	100	644,761	100	518,515	100
Cost of revenue:
Subscription	52,308	23	45,679	25	151,208	24	133,495	26
Hardware and services	7,573	3	5,258	3	21,744	3	15,271	3
Total cost of revenue	59,881	26	50,937	28	172,952	27	148,766	29
Gross profit	167,504	74	133,242	72	471,809	73	369,749	71
Operating expense:
Research and development	60,060	26	45,917	25	168,494	26	137,176	26
Sales and marketing	105,502	46	90,006	49	305,343	47	252,814	49
General and administrative	26,388	12	23,877	13	80,094	13	60,431	12
Total operating expense	191,950	84	159,800	87	553,931	86	450,421	87
Operating loss	(24,446)	(10)	(26,558)	(15)	(82,122)	(13)	(80,672)	(16)
Interest expense	(3,698)	(2)	(9,746)	(5)	(3,698)	(1)	(16,761)	(3)
Other income, net	2,180	1	224	—	3,565	1	941	—
Loss before income taxes	(25,964)	(11)	(36,080)	(20)	(82,255)	(13)	(96,492)	(19)
(Provision for) benefit from income taxes	(18,376)	(8)	20	—	(19,276)	(3)	13,978	3
Net loss	$(44,340)	(19)%	$(36,060)	(20)%	$(101,531)	(16)%	$(82,514)	(16)%

Comparison of the three and nine months ended September 30, 2019 and 2018:

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Revenue
Subscription	$224,275	$181,505	24%	$634,639	$509,311	25%
Hardware and services	3,110	2,674	16%	10,122	9,204	10%
Total revenue	$227,385	$184,179	23%	$644,761	$518,515	24%

Subscription revenue for the three and nine months ended September 30, 2019 increased $42.8 million, or 24%, and $125.3 million, or 25%, respectively, as compared to the corresponding periods last year. The increases were primarily due to

$33.1 million and $94.7 million, respectively, increases in subscription revenue contributed from the United States. To a lesser extent, for the same period, there were increases of $9.7 million and $30.6 million, respectively, in revenue contributed from international locations. The increases in subscription revenue were due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%. Additionally, the revenue recognized from acquired deferred revenue related to our acquisitions were $1.1 million and $4.2 million in the three and nine months ended September 30, 2019, respectively, as compared to $5.0 million and $17.8 million in the three and nine months ended September 30, 2018.

Hardware and services revenue for the three and nine months ended September 30, 2019 increased $0.4 million, or 16%, and $0.9 million, or 10%, respectively, as compared to the corresponding periods last year. The increase for the three months ended September 30, 2019 was primarily due to higher professional service revenue. The increase for the nine months ended September 30, 2019 was primarily due to an increase in hardware revenue of $0.5 million and an increase in professional service revenue of $0.4 million.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)
Cost of revenue
Subscription	$52,308	$45,679	15%	$151,208	$133,495	13%
Hardware and services	7,573	5,258	44%	21,744	15,271	42%
Total cost of revenue	$59,881	$50,937	18%	$172,952	$148,766	16%

Cost of subscription revenue for the three and nine months ended September 30, 2019 increased $6.6 million, or 15%, and $17.7 million, or 13%, respectively, as compared to the corresponding periods last year. The increases were primarily due to $3.5 million and $8.6 million, respectively, increases in operations-related expenses including higher network expense from increased data usage, depreciation expense as a result of higher capital expenditures to support our growth, and intangible amortization expense of developed technology from the acquisitions. Support-related expenses increased $2.7 million and $8.0 million, respectively, primarily due to higher headcount related costs. Costs from outside translation and other services increased $0.2 million and $1.1 million, respectively.

Cost of hardware and services revenue for the three and nine months ended September 30, 2019 increased $2.3 million, or 44%, and $6.5 million, or 42%, respectively, as compared to the corresponding periods last year, primarily due to increases in professional service costs of $2.2 million and $6.1 million, respectively, as our headcount increased. The cost of hardware units sold increased $0.2 million for the nine months ended September 30, 2019.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Research and development	$60,060	$45,917	31%	$168,494	$137,176	23%
Percent of total revenue	26%	25%		26%	26%

Research and development expenses increased $14.1 million, or 31%, and $31.3 million, or 23%, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $12.9 million and $29.2 million, respectively. Corporate and facilities expenses increased $1.2 million and $1.7 million, respectively, primarily due to higher headcount. Legal fees primarily associated with patents, increased $0.2 million and $0.5 million, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Sales and marketing	$105,502	$90,006	17%	$305,343	$252,814	21%
Percent of total revenue	46%	49%		47%	49%

Sales and marketing expenses increased $15.5 million, or 17%, and $52.5 million, or 21%, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $15.0 million and $43.3 million, respectively, which include increases in stock-based compensation expense of $3.3 million and $9.0 million, respectively. Corporate and facilities expenses increased $0.7 million and $1.6 million, respectively, due to higher headcount. Travel expenses increased $0.7 million and $3.0 million, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods last year. Intangible amortization expense decreased $0.3 million for the three months ended September 30, 2019 and increased $0.4 million for the nine months ended September 30, 2019 as compared to the same periods last year. Additionally, expense for lead generation, trade shows, advertising and other initiatives decreased $0.6 million and increased $4.2 million, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
General and administrative	$26,388	$23,877	11%	$80,094	$60,431	33%
Percent of total revenue	12%	13%		13%	12%

General and administrative expenses increased $2.5 million, or 11%, and $19.7 million, or 33%, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods last year. Personnel-related expenses increased $0.5 million and $14.3 million, respectively, due to higher headcount and equity grants made. Corporate and facilities expenses increased $0.7 million and $1.6 million, respectively, primarily due to higher headcount and an increase in cloud computing services. Outside service expenses increased $0.6 million and $3.5 million, respectively, primarily due to implementation of new accounting systems, and other accounting related costs. Litigation related expenses increased $1.1 million for the three and nine months ended September 30, 2019, primarily due to trade secret litigation brought by us against a third party. Acquisition related costs decreased $0.6 million for the nine months ended September 30, 2019 due to the timing of the acquisitions.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Interest expense	$(3,698)	$(9,746)	(62)%	$(3,698)	$(16,761)	(78)%

Interest expense for the three and nine months ended September 30, 2019, related to the 2024 Notes issued on August 23, 2019 and consisted of accretion of $3.5 million and cash interest expense of $0.2 million.

Interest expense for the three and nine months ended September 30, 2018, included a $7.2 million loss on conversion of the 2020 Notes in the third quarter of 2018. Accretion expense were $2.2 million and $8.4 million for the three and nine months ended September 30, 2018, respectively. Cash interest expense were $0.3 million and $1.2 million for the three and nine months ended September 30, 2018, respectively.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
Other income, net	$2,180	$224	873%	$3,565	$941	279%

Other income, net increased $2.0 million and $2.6 million, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods last year, primarily due to $2.0 million and $3.3 million increases, respectively, in interest income from cash and investments due to higher cash and investment balances. The increase in other income for the nine months ended September 30, 2019 was partially offset by a $0.8 million loss increase due to fluctuations in foreign currency exchange rates.

(Provision For) Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)
(Provision for) benefit from income taxes	$(18,376)	$20	91,980%	$(19,276)	$13,978	238%

The provision for income taxes increased $18.4 million and $33.3 million, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods last year. The increase for the three months ended September 30, 2019 was primarily due to the transfer of intellectual property between consolidated entities that resulted in an additional tax expense of $17.6 million. The increase for the nine months ended September 30, 2019 was primarily due to the $17.6 million of additional tax expense noted above combined with a $14.7 million deferred tax benefit in the U.S. related to changes in the valuation allowance resulting from the Wombat business acquisition which occurred in February of 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had $1,020.2 million in cash and cash equivalents and $31.3 million in short-term investments, for a total of $1,051.5 million. Also refer to Note 8 “Convertible Senior Notes” to the consolidated financial statements for discussion of the 2024 Notes.

As of September 30, 2019, we had approximately $20.5 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

In August 2019, we issued $920.0 million aggregate principal amount of the 2024 Notes. In connection with the issuance of the 2024 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The cost of the Capped Calls was $84.9 million.

We plan to grow our customer base by continuing to emphasize investments in sales and marketing to add new customers, expand our customers’ use of our platform, and maintain high renewal rates. We also expect to incur additional cost of subscription revenue in accordance with the resulting growth in our customer base. We believe that the combination of our ongoing improvements in gross margins, the benefits of lower sales and marketing costs associated with our renewal activity, and the fact that our contracts are structured to bill our customers in advance should enable us to improve our cash flow from operations as we grow. Based on our current level of operations and anticipated growth, both of which are expected to be consistent with recent quarters, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our solutions. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We have invested, and plan to continue investing in acquiring complementary businesses, applications and technologies, and may continue to make such investments in the future, any of which could also require us to seek equity or debt financing in addition to our 2024 Notes. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$166,107	$129,690
Net cash used in investing activities	$(113,493)	$(227,862)
Net cash provided by (used in) financing activities	$790,581	$(26,795)

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

Net cash provided by operating activities in the nine months ended September 30, 2019 was $166.1 million, as compared to $129.7 million provided in the nine months ended September 30, 2018. The increase of $36.4 million was primarily due to:

•	An increase in amortization of intangible assets of $2.4 million due to acquired businesses, and an increase in depreciation of fixed assets of $1.8 million due to an increase in capital expenditures;
•	A $10.3 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	An increase in stock-based compensation expense of $29.4 million due to the increase in headcount and grants made;
•	A $17.2 million increase in noncash lease costs primarily due to the adoption of ASC 842 effective January 1, 2019;
•	A decrease in benefit from deferred income taxes of $12.8 million primarily due to a decrease in valuation allowance due to the business acquisition made in 2018;
•	An increase in accounts receivable change of $20.3 million due to the timing of payments; and
•	A $17.6 million increase in accrued liabilities change due to a $13.2 million increase in uncertain tax benefit change as well as the timing of other payments made.

The increase was partially offset by:

•	An increase in net loss of $19.0 million;
•

A $4.9 million decrease in amortization of debt issuance costs and accretion of debt discount primarily due to the 2020 Notes, partially offset by debt issuance costs and accretion expense for the 2024 Notes issued in the third quarter of 2019;

•	A $7.2 million decrease in loss on conversion of the 2020 Notes during the third quarter of 2018;
•	A $3.2 million decrease in prepaid expenses change due to the timing of payments;
•	A $5.3 million decrease in accounts payable change due to the timing of payments;
•	A decrease in deferred revenue change of $6.3 million primarily due to the timing of billings and revenue recognized;
•	A decrease in deferred commission change of $9.8 million primarily due to an increase in billings; and
•	A $17.9 million decrease in operating lease liabilities change primarily due to the adoption of ASC 842 effective January 1, 2019.

Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash used in investing activities was $113.5 million in the nine months ended September 30, 2019 as compared to $227.9 million used in the nine months ended September 30, 2018. The decrease in cash used of $114.4 million was primarily due to a decrease in business acquisition cost of $119.3 million, and a $30.7 million increase in maturities of short-term investments, partially offset by an $11.9 million decrease from sales of short-term investments, a $19.6 million increase in cash spent to acquire short-term investments, a $0.7 million decrease in capital expenditures, and a $3.3 million decrease in escrow receipts.

Financing Activities

Net cash provided by financing activities was $790.6 million in the nine months ended September 30, 2019 as compared to $26.8 million used in the nine months ended September 30, 2018. The increase in cash provided by financing activities of $817.4 million was primarily due to $901.3 million proceeds from issuance of the 2024 Notes, net of costs; a $0.6 million decrease in contingent consideration payment; a $0.4 million increase in proceeds from common stock issuance related to employee stock plans, partially offset by $84.6 million used to purchase capped calls in connection with the issuance of the 2024 Notes; and a $0.4 million decrease in withholding taxes paid related to restricted stock net share settlement.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the nine months ended September 30, 2019 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $1,051.5 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2019, we had an outstanding balance of $920.0 million aggregate principal amount of the 2024 Notes (see Note 8 “Convertible Senior Notes” to the accompanying Condensed Consolidated Financial Statements). We carry the notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying condensed consolidated balance sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company had $1.4 million and $0.6 million foreign currency transaction loss for the nine months ended September 30, 2019 and September 30, 2018, respectively. Transaction gains and losses are included in other income (expense), net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses in every year since our inception, including net losses of $101.5 million and $82.5 million for the nine months ended September 30, 2019 and 2018, respectively. As a result, we had an accumulated deficit of $696.9 million as of September 30, 2019. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

Companies and individuals in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these third parties have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. We have been involved in litigation involving such allegations of infringement. To the extent we gain greater visibility, we could face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third‑party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

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

In addition, as of September 30, 2019, we had $667.8 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of September 30, 2019, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2019 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2019. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

In addition, the stock markets in general, and the NASDAQ Global Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks, especially security and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

We have indebtedness in the form of convertible senior notes.

In August 2019, we completed an offering of $920.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”). As a result of this convertible notes offering, we incurred $920.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2024, upon an event of default (as defined in the indenture governing the 2024 Notes (the “indenture”)), or, upon the occurrence of a make-whole fundamental change (as defined in the indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;
•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and
•	limit our flexibility in planning for and reacting to changes in our business.

Conversion of our 2024 Notes may affect the price of our common stock and the value of the 2024 Notes.

The conversion of some or all of our 2024 Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the 2024 Notes will be able to convert them only upon the satisfaction of certain conditions prior to April 15, 2024. Upon conversion, holders of the 2024 Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of the 2024 Notes could adversely affect the trading price of our common stock and the value of the 2024 Notes.

Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the 2024 Notes in cash or to repurchase the 2024 Notes upon a fundamental change, which could adversely affect our business and results of operations.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the 2024 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Further, holders of the 2024 Notes have the right to require us to repurchase all or a portion of their 2024 Notes upon the occurrence of a “fundamental change” (as defined in the indenture) before the maturity date at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2024 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2024 Notes surrendered therefor or pay cash with respect to 2024 Notes being converted.

The conditional conversion feature of the 2024 Notes, when triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2024 Notes is triggered, holders of the 2024 Notes will be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2024 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of 2024 Notes do not elect to convert their 2024 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2024 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2024 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2024 Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2024 Notes to their face amount over the term of the 2024 Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2024 Notes.

The capped call transactions may affect the value of the 2024 Notes and our common stock.

In connection with the pricing of the 2024 Notes, we entered into capped call transactions with certain financial institutions. The capped call transactions are expected generally to reduce or offset the potential dilution upon conversion of the 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, these financial institutions or their respective affiliates likely purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2024 Notes. These financial institutions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the 2024 Notes and prior to the maturity of the 2024 Notes (and are likely to do so during any observation period related to a conversion of 2024 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2024 Notes.

The potential effect, if any, of these transactions and activities on the price of our common stock or the 2024 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions we entered into in connection with our 2024 Notes are financial institutions, and we will be subject to the risk that one or more of these counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call agreements. Our exposure to the credit risk of these counterparties will not be secured by any collateral.

If any of these counterparties to one or more of the capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, we may suffer less relief from dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of these counterparties.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, and provisions in the indenture for our 2024 Notes, could impair a takeover attempt.

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

In addition, if a fundamental change occurs prior to the maturity date of the 2024 Notes, holders of the 2024 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2024 Notes. If a “make-whole fundamental change” (as defined in the indenture) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate of the 2024 Notes for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2024 Notes.

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the conversion of the 2024 Notes, exercise of stock options, the vesting of restricted stock units and restricted stock pursuant to our employee benefit plans, and for purchase by employees under our employee stock purchase plan. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

4.01		Indenture dated August 23, 2019 between Proofpoint, Inc. and Wells Fargo Bank, National Association (including the form of 0.25% Convertible Senior Notes due 2024).	8-K	001-35506	August 23, 2019	4.1

31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on October 31, 2019.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)