Form 10-K
period 2019-12-31
PROOFPOINT INC
filed 2020-02-20
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from      to

Commission File Number 001-35506

PROOFPOINT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0414846
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

892 Ross Drive Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

(408) 517-4710

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PFPT	NASDAQ Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2019 as reported by the NASDAQ Global Select Market on that date, was approximately $6,612 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of February 7, 2020 was 57,003,654 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

PROOFPOINT, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, social media, and other cloud applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We help organizations reduce their critical risk in five major ways:

•	Protecting users from the advanced attacks that target them via email, web, networks, social media, and cloud apps;
•	Preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;
•	Improving the resilience of end users to the threats that target them and training them to be better caretakers of their organizations’ critical data;
•	Collecting, retaining, supervising and discovering communications and sensitive data for compliance and litigation support; and
•	Enabling organizations to respond quickly to security issues, providing both the intelligence and the context to prioritize incidents and orchestrate remediation actions.

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

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, including email, mobile apps and social media, to protect the information people create from both compromise and compliance risks, and to archive and govern corporate information. Today, our solutions are used worldwide to protect well over 100 million end users at enterprise customers, and millions more via service providers through our Cloudmark division. We market and sell our solutions worldwide both directly through our sales teams and indirectly through a hybrid model where our sales organization actively assists our network of distributors and resellers. We also distribute our solutions through strategic partners.

Proofpoint Solutions

Our integrated suite of on-demand security-as-a-service solutions enables large and mid-sized organizations to protect people throughout the enterprise from advanced attacks and compliance risks. Our comprehensive platform provides a secure email gateway, advanced threat protection, security awareness training, threat intelligence, email authentication, email encryption, data loss prevention, digital risk protection, cloud application protection, web browser isolation, archiving, e-discovery, and threat response capabilities. These solutions are built on a cloud-based architecture, protecting enterprises and their customers from inbound threats via email, social media, and mobile apps, while identifying and protecting enterprise data not only where it is stored within the enterprise but also as it transits beyond the organization’s borders such as via email or social media. We have pioneered the use of innovative technologies to deliver better ease-of-use, greater protection against the latest advanced threats, and lower total cost of ownership than traditional alternatives. The key elements of our solution include:

•

Superior protection against both advanced and targeted threats.  We use a combination of proprietary technologies for big data analytics, machine learning, deep content inspection, static and dynamic malware analysis, protocol analysis, threat correlation, threat intelligence extraction, and virtual execution environments to predictively and actively detect and stop targeted “spear phishing” and other sophisticated advanced threats, including malicious attachments, polymorphic threats, zero-day exploits, user-transparent “drive-by” downloads, malicious web links, hybrid threats (such as links inserted into attached files), malware free attacks like impostor threats and credential phishing, and other penetration tactics. By processing, analyzing and correlating billions of data points on a daily basis, we can recognize anomalies in order to predictively detect targeted attacks before users are exposed. Our deep content inspection technology enables us to identify malicious message attachments and distinguish between valid messages and “phishing” messages designed to look authentic and trick the end user into divulging sensitive data or clicking on a malicious web link. Our machine learning technology enables us to detect targeted “zero-hour” attacks in real-time, even if they have not been seen previously at other locations, and quarantine them appropriately. Our dynamic malware analysis and virtual execution environment technologies enable us to examine web site destinations and downloadable files to identify and block potentially hostile code that would otherwise compromise end user computers, even in cases where the web sites are considered reputable or the attachment’s malicious payload is obfuscated or otherwise disguised. Our threat correlation technologies enable us to rapidly confirm and contain threats, providing rapid, automated protection. In addition, our threat intelligence and response capabilities enable our customers to both prioritize threats that may have compromised them and orchestrate or automate protective countermeasures.

•

Comprehensive, integrated email security, cloud security, advanced threat, information protection and archiving, and digital risk protection product families. We offer a comprehensive solution for email security that we believe is unparalleled in the market. Our Threat Protection product family includes solutions to protect organizations across the predominant threat vectors, including email, web, social media, and cloud applications. To protect enterprise data from security and compliance risks, our Information Protection product family includes a suite of security and compliance solutions. Finally, we enable organizations to look beyond their borders for threats targeting their customers across email phishing, malicious web domains, compromised cloud accounts, and fraudulent social media accounts.

•

Designed to empower end users.  Unlike legacy offerings that simply block communication or report audit violations, our solutions actively enable secure business-to-business and business-to-consumer communications. Our easy-to-use policy-based email encryption service automatically encrypts sensitive emails and delivers them to any PC or mobile device. In addition, our secure file-transfer solution makes it easy for end users to securely share various forms of documents and other content that are typically too large to send through traditional e-mail systems. All our solutions provide mobile-optimized capabilities to empower the growing number of people who use mobile devices as their primary computing platform. We also provide solutions that train end users to be the last line of defense against cyber-attacks.

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

Key capabilities within the Threat Protection products include:

•

Email security and continuity. Provides protection from unwanted and malicious email, with granular visibility and business continuity for organizations of all sizes. It provides IT and security teams with confidence in securing end users from email threats and maintain email communications during outages.

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

•

Detection of compromised cloud accounts and internal email threats. We take a multi-layered approach to protect an organization’s internal email by scanning all internal email for spam, malicious attachments, and malicious URLs. We also provide automated protection of account compromise in Office 365 and other cloud applications via a Cloud Access Security Broker solution (“CASB”). These threats typically start with phishing or other techniques, such as credential-stealing malware and brute-force credential stuffing. Compromised accounts are then used to launch lateral attacks, everything from business email compromise (“BEC”) to internal phishing attacks, both inside and outside organizations.

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

•

Web browser isolation. Allows end users to access websites and personal webmail from corporate devices while preventing malware or malicious content from impacting the user or device. In addition, it allows organizations to rewrite potentially malicious links in inbound emails to open in the protected isolation environment, eliminating the risk of the first click on a previously unseen threat.

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

•

Protection from internal threats, including compromised email or cloud accounts. Security teams gain visibility into cloud accounts that sent malicious emails, weaponized files that are shared with colleagues and business partners or exhibited suspicious activity, so they can quickly track down and act upon potentially compromised accounts.

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

•	Easy-to-use end user controls. Gives email users easy, self-service control over their individual email preferences within the parameters of corporate-defined messaging policies.
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

•

Policy-based encryption.  Automatically encrypts regulated and other sensitive data before it leaves an organization’s security perimeter without requiring cumbersome end user key management. This enables authorized external recipients, whether or not they are our customers, to quickly and easily decrypt and view content from most devices.

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

•

Zero Trust Network Access. With organizations moving their infrastructure and applications to the cloud, Zero Trust Network Access helps organizations to limit employee or contractor access to only authorized resources, rather than the entire corporate network.

•

Insider Threat Management platform. Lightweight endpoint agent technology and data risk analytics to provide enterprises visibility into user activity with their sensitive data and the ability to immediately remediate risk.

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

•

Easy-to-use secure communication.  Allows corporate end users to easily share sensitive data without compromising security and privacy, and enables authorized external recipients to transparently decrypt and read the communications from any device. Our mobile-optimized interfaces provide an easy experience for the rapidly growing number of recipients on smartphones and tablets.

•	Reduction in “attack surface”. Enables the automated protection of sensitive data, reducing the amount of critical information potentially exposed to an attacker in a breach scenario.

Proofpoint User Protection

Proofpoint User Protection combines simulation, assessments, education, reinforcement, and measurement to provide the ideal foundation for your security awareness and training program, utilizing hundreds of different phishing templates across dozens of languages and categories to simulate attacks and evaluate end users on various threats, including malicious attachments, embedded links, and requests for personal data. Users who are deceived by simulated attacks receive “just-in-time teaching” and administrators receive real-time reporting to focus awareness efforts and track progress.

Key capabilities within Proofpoint User Protection products include:

•	Simulating phishing attacks. Create simulated attacks that include attachments, embedded links, and requests for personal data in different languages.
•

End user reporting of phishing. End users can report a suspicious message with a single click using the email reporting button. Automatically analyze reported messages against multiple intelligence and reputation systems. The system can be configured with other Proofpoint solutions to delete or quarantine real threats with a single click.

•

Security awareness training and assessments. Educate employees to improve awareness, change user behavior, and reduce security risk to the organization. Proofpoint provides a comprehensive and effective library of anti-phishing training.

Key benefits of Proofpoint User Protection include:

•	Understand organization’s security and compliance risk. Track training, phishing simulation, and threat reporting results to build your security awareness program accordingly.
•	Change end user behavior to reduce risk to your organization. Application of our continuous training methodology produces highly effective results for changing user behavior.

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

•

Flexible remediation and supervision.  Content, identity and destination-aware policies enable effective remediation of potential data breaches or regulatory violations. Remediation options include stopping the transfer completely, automatically forcing data-encryption, or routing to a compliance supervisor or the end user for disposition. The solution also provides comprehensive reporting on potential violations and remediation using our analytics capabilities.

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

•

End user supervision.  Leveraging our flexible workflow capabilities, Proofpoint Enterprise Archive analyzes all electronic communications, including email and communications from leading instant messaging and social networking sites, for potential violations of regulations, such as those imposed by FINRA and the SEC in the financial services industry.

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

Enabling Technologies

Our enabling technologies are a proprietary set of building blocks that work in conjunction with our application services to enable the efficient construction, scaling and maintenance of our customer-facing solutions. These technologies primarily consist of:

•

Big data analytics.  Indexes and analyzes petabytes of information in real-time to discover threats, detect data leaks and enable end users to quickly and efficiently access information distributed across their organizations.

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

•

Zero Trust Network Access. Leverages pioneering network overlay technology to enable users to access only the resources that should be available to them, both in traditional data center and cloud environments.

•

Insider Threat management. A lightweight endpoint agent paired with an investigation console that both alerts on risky actions and provides forensically sound logs and session recordings to assist in incident investigations.

Infrastructure

We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across sixteen data centers located in the United States, Canada, the Netherlands, France, Germany, and Australia.

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

Customers

As of December 31, 2019, we had customers of all sizes across a wide variety of industries. A number of our largest customers use our platform to protect more than a million users and handle over a billion messages per day. During the year ended December 31, 2019, two partners accounted for 12% and 11% of total revenue in each year. During the years ended December 31, 2018 and 2017, one partner accounted for 12% of total revenue, respectively. These partners sold to a number of end users, none of which accounted for more than 10% of our total revenue in 2019, 2018 and 2017. In each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers of over 90%.

We target large and mid-sized organizations across all major verticals including aerospace and defense, education, financial services, government, healthcare, manufacturing and retail. We have been particularly successful selling to the largest enterprises in the United States as ranked by Fortune Magazine. We have also had success penetrating the market leaders in a number of significant verticals including:

•	5 of the 5 largest U.S. retailers
•	3 of the 5 largest U.S. aerospace and defense contractors
•	5 of the 5 largest U.S. banks
•	3 of the 5 largest global pharmaceutical companies
•	4 of the 5 largest U.S. petroleum refining companies

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

Proofpoint Support Services

We deliver 24x7x365 customer support from support centers located in North America, EMEA and Asia-Pacific regions. We offer a wide range of support offerings with varying levels of access to our support resources.

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

Key competitors include:

•

Email and Advanced Threat Protection:  Cisco Systems, Inc., Microsoft Corporation, FireEye, Inc., Symantec (whose enterprise security business was recently acquired by Broadcom Inc.), Mimecast Ltd, Barracuda Networks, Inc. and Google, Inc.

•	Archiving: Micro Focus International plc and Veritas Technologies LLC.

We believe we compete favorably based on the following factors:

•	effectiveness of our protection against advanced threats;
•	comprehensiveness and integration of the solution;
•	flexibility of delivery models;
•	total cost of ownership;
•	scalability and performance;
•	customer support; and
•	extensibility of platform.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2019, we had 160 patents and 55 patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.

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

Employees

As of December 31, 2019, we had 3,368 employees. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense and we may not be successful in retaining our key employees or attracting skilled personnel.

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

Geographic Information

For financial reporting purposes, net revenue and long-lived assets attributable to significant geographic areas are presented in Note 13, “Segment Reporting”, to the consolidated financial statements, which is incorporated herein by reference.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Proofpoint and other companies that file materials with the SEC electronically. The public may also obtain these filings at the Securities and Exchange Commission (“SEC”)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. Copies of Proofpoint’s reports on Form 10-K, definitive Proxy Statements, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our Internet website, https://investors.proofpoint.com/investors, or by sending an electronic message by visiting the Contact Us section within the investor relations portion of our website.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, before deciding whether to invest in shares of our common stock. The occurrence of any of the events described below could adversely affect our business, financial condition, results of operation, cash flows and growth prospects. In such an event, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of losses, and we are unable to predict the extent of any future losses or when, if ever, we will achieve profitability in the future.

We have incurred net losses in every year since our inception, including net losses of $130.3 million, $103.7 million and $69.8 million in 2019, 2018 and 2017, respectively. As a result, we had an accumulated deficit of $725.6 million as of December 31, 2019. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

Our future success depends on our ability to sell additional solutions to our customers. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional solutions depends on a number of factors, including the perceived need for additional solutions, growth in the number of end users, and general economic conditions. If our efforts to sell additional solutions to our customers are not successful, our business may suffer.

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

Because our solutions are complex, undetected errors, failures or bugs may occur, especially when solutions are first introduced or when new versions or updates are released, or when we introduce an acquired company’s products of services, despite our efforts to test those solutions and enhancements prior to release. This includes not only vulnerabilities that are specific to our solutions, but also vulnerabilities that impact the third-party or open source software or services that we use or the hardware that we rely on for our solutions. Additionally, we may be impacted by the evaluation of the security of our services by third party security scoring companies whether those evaluations are accurate or not.  We may not be able to correct defects, errors, vulnerabilities or failures promptly, or at all or to correct inaccuracies in perceptions about these matters.

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

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and disclosure of personal information. Because many of the features of our solutions use, store, and report on customer data which may contain personal information from our customers, any inability to adequately address privacy concerns, or comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us, damage to our reputation, loss of sales, and harm to our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our solutions and reduce overall demand for them. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions. For example, in the United States regulations such as the Gramm‑Leach‑Bliley Act, which protects and restricts the use of consumer credit and financial information, and HIPAA which regulates the use and disclosure of personal health information, impose significant security and data protection requirements and obligations on businesses that may affect the use and adoption of our solutions. Similarly, we hold a FedRAMP authorization without which we would not be able to provide services and products to certain US federal entities.

In the past we have relied on U.S.-European Union Frameworks for transatlantic data flows such as the EU-US Privacy Shield, for which we self-certified under the EU-US Privacy Shield framework on October 5, 2016. However, Privacy Shield is currently being challenged in European Union (“EU”) courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. We also rely on Standard Contractual Clauses (“SCCs”) authorized by the EU’s Data Protection Directive of 1995 for transatlantic data flows, but the SCCs are also being challenged in EU courts, so there is some uncertainty regarding our ability to rely on SCCs in the future for EU to US data transfer.  Additionally, the EU’s General Data

Protection Regulation, began to be enforced on May 25, 2018, and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. We have seen increased customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws (such as the New York Department of Financial Services’ Cybersecurity Regulation and the new California Consumer Privacy Act of 2018 that became effective January 1, 2020), national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

Any failure or perceived failure to comply with laws and regulations or loss of certifications such as the FedRAMP authorization may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.

We operate in a highly competitive environment with large, established competitors, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenue to decline.

Our traditional competitors include security‑focused software vendors, such as Symantec Corporation (whose enterprise security business was recently acquired by Broadcom Inc.) and Cisco Systems, Inc., which offer software products that directly compete with our solutions. In addition to competing with these vendors directly for sales to customers, we compete with them for the opportunity to have our solutions bundled with the product offerings of our strategic partners. Our competitors could gain market share from us if any of these partners replace our solutions with the products of our competitors or if these partners more actively promote our competitors’ products over our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their software with their own or other vendors’ software, or may limit our access to standard product interfaces and inhibit our ability to develop solutions for their platform.

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

We currently serve our customers from third‑party data center facilities and resources located in the United States, Canada, Australia and Europe. We also rely on bandwidth providers, Internet service providers, mobile networks and other third-party IT service providers to operate our business and to deliver our solutions. Any damage to, or failure or disruption of, the systems of our third‑party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated, we could experience additional expense in arranging for new facilities and support. Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future, we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Similarly, some of our solutions’ features run or depend on IT services run by third parties, such as data feeds or public clouds, such as AWS and Google Cloud, and an extended failure of such services might materially and adversely impact our ability to provide our services to our customers. Furthermore, some of our sales and business operations, such as CRM and billing and invoicing depend in part on third-party IT service providers and if those services were to be unavailable for extended periods of time it might materially and adversely affect our ability to operate.

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

In addition, as of December 31, 2019, we had $873.5 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2020 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2020. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Risks Related to Our Convertible Senior Notes

We have indebtedness in the form of convertible senior notes.

In August 2019, we completed an offering of $920.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”). As a result of this convertible notes offering, we incurred $920.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2024, upon an event of default (as defined in the indenture governing the 2024 Notes (the “indenture”)), or upon the occurrence of a make-whole fundamental change (as defined in the indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

Further, holders of the 2024 Notes have the right to require us to repurchase all or a portion of their 2024 Notes upon the occurrence of a “fundamental change” (as defined in the indenture) before the maturity date at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2024 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect to the 2024 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2024 Notes surrendered therefor, or pay cash with respect to 2024 Notes being converted.

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

The accounting for convertible debt securities that may be settled in cash, such as the 2024 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2024 Notes. As a result, we will be required to record a greater amount of noncash interest expense as a result of the amortization of the discounted carrying value of the 2024 Notes to their face amount over the term of the 2024 Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2024 Notes.

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

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our common stock.

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

In October 2018, we entered into a lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become our new corporate headquarters beginning in 2020. The property will be constructed by the landlord, with the completion date expected to occur between August and November 2020. The lease has a term of 127 months and a five-year extension option.

We lease additional U.S. offices in California, Utah, Pennsylvania, Texas, Massachusetts, Indiana and Colorado. We also lease offices in Canada, France, Japan, Germany, the United Kingdom, Ireland, Australia, Dubai and Israel. We believe our facilities are adequate for our current needs and for the foreseeable future.

We operate sixteen data centers at third-party facilities throughout the world: ten in the United States, two in Canada, one in the Netherlands, one in France, one in Germany and one in Australia.

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

As of February 7, 2020, there were 31 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.

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

Use of Proceeds from Public Offering of Common Stock

None.

Stock Performance Graph

The following graph shows a comparison of the five years ended December 31, 2019, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes an investment of $100 on December 31, 2014 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Proofpoint, Inc.	$100.00	$134.79	$146.49	$184.14	$173.77	$237.98
NASDAQ Composite - Total Returns	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
NASDAQ Computer Index	$100.00	$106.24	$119.28	$165.52	$159.43	$239.67

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

We derived the consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2019	2018	2017 (a)	2016 (a)	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$875,006	$704,400	$506,355	$367,494	$257,329
Hardware and services	13,184	12,594	13,326	10,843	8,068
Total revenue	888,190	716,994	519,681	378,337	265,397
Cost of revenue:(1)
Subscription	206,997	180,253	125,832	94,716	71,746
Hardware and services	29,217	21,508	17,546	13,877	12,312
Total cost of revenue	236,214	201,761	143,378	108,593	84,058
Gross profit	651,976	515,233	376,303	269,744	181,339
Operating expense:(1)
Research and development	230,463	185,391	129,803	98,506	74,459
Sales and marketing	416,717	345,368	248,694	189,324	148,414
General and administrative	109,727	86,185	52,735	52,774	36,616
Total operating expense	756,907	616,944	431,232	340,604	259,489
Operating loss	(104,931)	(101,711)	(54,929)	(70,860)	(78,150)
Interest expense (b)	(12,526)	(16,761)	(28,608)	(25,082)	(18,374)
Other income (expense), net	7,109	1,491	3,785	441	(1,553)
Loss before income taxes	(110,348)	(116,981)	(79,752)	(95,501)	(98,077)
(Provision for) benefit from income taxes	(19,917)	13,232	9,950	(986)	(635)
Net loss	$(130,265)	$(103,749)	$(69,802)	$(96,487)	$(98,712)
Net loss per share, basic and diluted	$(2.33)	$(1.99)	$(1.58)	$(2.31)	$(2.48)
Weighted average shares outstanding, basic and diluted	55,902	52,111	44,258	41,859	39,787

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$16,966	$14,012	$10,635	$7,427	$5,028
Cost of hardware and services revenue	$4,001	$2,287	$1,893	$1,494	$1,098
Research and development	$50,739	$40,204	$30,588	$24,342	$20,672
Sales and marketing	$61,858	$50,320	$33,962	$28,607	$21,511
General and administrative	$42,761	$35,885	$20,382	$16,826	$11,785
Amortization of intangible assets:
Cost of subscription revenue	$30,760	$26,971	$14,512	$9,423	$7,079
Research and development	$—	$45	$60	$60	$91
Sales and marketing	$14,888	$14,141	$3,934	$4,938	$5,074
General and administrative	$—	$—	$—	$—	$12

	As of December 31,
	2019	2018	2017 (a)	2016 (a)	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$890,940	$231,699	$331,598	$396,751	$406,237
Deferred commissions, current and long-term	$137,555	$107,380	$78,203	$60,768	$22,802
Property and equipment, net	$73,512	$70,627	$73,617	$52,523	$34,501
Total assets	$2,337,511	$1,233,018	$1,018,432	$836,929	$705,616
Convertible senior notes	$749,620	$—	$197,858	$366,541	$345,699
Other debt, current and long-term	$—	$—	$89	$123	$155
Deferred revenue, current and long-term	$784,063	$598,130	$427,829	$295,015	$223,726
Total stockholders’ equity	$592,497	$512,534	$299,115	$96,379	$83,185

(a)	Reflects the impact of the retrospective adoption of new revenue recognition standards in fiscal year 2018.
(b)

“Interest income” has been reclassified from “Interest income (expense)” to “Other income (expense), net” to conform to the current period presentation in the consolidated statements of operations. The reclassifications had no impact on previously reported net loss or accumulated deficit.

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

Our platform addresses this growing challenge by not only protecting data as it flows into and out of the enterprise via on-premises and cloud-based email, social media and other cloud applications, but also by keeping track of this information as it is modified and distributed throughout the enterprise for compliance and data loss prevention, and securely archiving these communications for compliance and discovery. We help organizations reduce their critical risk in five major ways:

•	Protecting users from the advanced attacks that target them via email, web, networks, social media, and cloud apps;
•	Preventing the theft or inadvertent loss of sensitive information and, in turn, ensuring compliance with regulatory data protection mandates;
•	Improving the resilience of end users to the threats that target them and training them to be better caretakers of their organizations’ critical data;
•	Collecting, retaining, supervising and discovering communications and sensitive data for compliance and litigation support; and
•	Enabling organizations to respond quickly to security issues, providing both the intelligence and the context to prioritize incidents and orchestrate remediation actions.

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

We were founded in 2002 to provide a unified solution to help enterprises address their growing data security requirements. Our first solution was commercially released in 2003 to combat the burgeoning problem of spam and viruses and their impact on corporate email systems. To address the evolving threat landscape and the adoption of communication and collaboration systems beyond corporate email and networks, we have broadened our solutions to defend against a wide range of threats, including email, mobile apps and social media, to protect the information people create from both compromise and compliance risks, and to archive and govern corporate information. Today, our solutions are used worldwide to protect well over 100 million end users at enterprise customers, and millions more via service providers through our Cloudmark division. As the threat environment has continued to evolve, we have dedicated significant resources to meet the ongoing challenges that this highly dynamic environment creates for our customers such as investing significantly to expand the breadth of our data protection platform as these expenditures are primarily in connection with the replacement and upgrade of equipment to lower the cost of deployment as well as to improve the efficiency for our cloud-based architecture.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 32% for the year ended December 31, 2019 as compared to the prior year. In terms of customer concentration, there were two partners who accounted for 12% and 11%, respectively, of our total revenue in 2019. In 2018 and 2017, one partner accounted for 12% of our total revenue in each year. These partners sold to a number of end users, none of which accounted for more than 10% of our total revenue in 2019, 2018 and 2017.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total revenue	$888,190	$716,994	$519,681
Growth	24%	38%	37%
Gross margin percentage	73%	72%	72%
Non-GAAP gross margin	79%	78%	78%
Billings (non-GAAP)	$1,072,159	$875,323	$638,839
Growth	22%	37%	38%
Free cash flows (non-GAAP)	$207,315	$155,222	$106,728

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
GAAP gross profit	$651,976	$515,233	$376,303
GAAP gross margin	73%	72%	72%
Plus:
Stock-based compensation expense	20,967	16,299	12,528
Amortization of intangible assets	30,760	26,971	14,512
Non-GAAP gross profit	$703,703	$558,503	$403,343
Non-GAAP gross margin	79%	78%	78%

Billings

We have included billings, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to manage our business and monitor our near term cash flows. We define billings as revenue recognized plus the change in deferred revenue and customer prepayments less unbilled accounts receivable from the beginning to the end of the period, but excluding additions to deferred revenue and customer prepayments from acquisitions. We have provided reconciliation between total revenue, the most directly comparable GAAP financial measure, and billings. Accordingly, we believe that billings provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents the reconciliation of total revenue to billings for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total revenue	$888,190	$716,994	$519,681
Deferred revenue and customer prepayments
Ending	797,173	605,073	431,371
Beginning	605,073	431,371	295,996
Net change	192,100	173,702	135,375
Unbilled accounts receivable
Ending	2,255	1,276	603
Beginning	1,276	603	486
Net change	(979)	(673)	(117)
Less: deferred revenue and customer prepayments contributed by acquisitions	(7,152)	(14,700)	(16,100)
Billings	$1,072,159	$875,323	$638,839

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
GAAP cash flows provided by operating activities:	$242,508	$184,744	$153,686
Less:
Purchase of property and equipment	(35,193)	(29,522)	(46,958)
Non-GAAP free cash flows	$207,315	$155,222	$106,728

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. Our headcount has increased from 2,047 employees as of December 31, 2017 to 3,368 employees as of December 31, 2019. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Interest Expense

Interest expense consists of interest expense and loss on conversion related to our convertible senior notes.

Other Income, Net

Other income, net, consists primarily of interest income earned on our cash, cash equivalents and short-term investments, and the net effect of foreign currency transaction gains and losses.

(Provision for) Benefit from Income Taxes

For most of the prior years, our income tax expense or benefit were primarily related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we had not historically recorded a provision for federal income taxes. However, in the year ended December 31, 2017, we recognized $0.2 million of deferred tax benefit in the U.S. related to amortization of tax goodwill on business acquisitions and $12.3 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Cloudmark, Inc. and WebLife Balance, Inc. business acquisitions. For the year ended December 31, 2018, we recognized $14.7 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat Security Technologies, Inc. acquisition. For the year ended December 31, 2019, we recognized $0.3 million of deferred tax benefit in the U.S. related to amortization of tax goodwill on certain business acquisitions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations

The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue:
Subscription	$875,006	$704,400	$506,355
Hardware and services	13,184	12,594	13,326
Total revenue	888,190	716,994	519,681
Cost of revenue:(1)
Subscription	206,997	180,253	125,832
Hardware and services	29,217	21,508	17,546
Total cost of revenue	236,214	201,761	143,378
Gross profit	651,976	515,233	376,303
Operating expense:(1)
Research and development	230,463	185,391	129,803
Sales and marketing	416,717	345,368	248,694
General and administrative	109,727	86,185	52,735
Total operating expense	756,907	616,944	431,232
Operating loss	(104,931)	(101,711)	(54,929)
Interest expense	(12,526)	(16,761)	(28,608)
Other income, net	7,109	1,491	3,785
Loss before income taxes	(110,348)	(116,981)	(79,752)
(Provision for) benefit from, income taxes	(19,917)	13,232	9,950
Net loss	$(130,265)	$(103,749)	$(69,802)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription	99%	98%	97%
Hardware and services	1	2	3
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	24	25	24
Hardware and services	3	3	4
Total cost of revenue	27	28	28
Gross profit	73	72	72
Operating expense:(1)
Research and development	26	26	25
Sales and marketing	47	48	47
General and administrative	12	12	10
Total operating expense	85	86	82
Operating loss	(12)	(14)	(10)
Interest expense	(1)	(2)	(5)
Other income, net	—	—	—
Loss before income taxes	(13)	(16)	(15)
(Provision for) benefit from income taxes	(2)	2	2
Net loss	(15)%	(14)%	(13)%

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$16,966	$14,012	$10,635
Cost of hardware and services revenue	$4,001	$2,287	$1,893
Research and development	$50,739	$40,204	$30,588
Sales and marketing	$61,858	$50,320	$33,962
General and administrative	$42,761	$35,885	$20,382
Amortization of intangible assets:
Cost of subscription revenue	$30,760	$26,971	$14,512
Research and development	$—	$45	$60
Sales and marketing	$14,888	$14,141	$3,934

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Subscription	$875,006	$704,400	$170,606	24%	$704,400	$506,355	$198,045	39%
Hardware and services	13,184	12,594	590	5%	12,594	13,326	(732)	(5)%
Total revenue	$888,190	$716,994	$171,196	24%	$716,994	$519,681	$197,313	38%

Subscription revenue increased $170.6 million and $198.0 million, or 24% and 39%, respectively, for 2019 and 2018. These increases were due to a $128.6 million and $153.1 million increase in revenue from the United States and a $42.0 million and $44.9 million increase from international customers for 2019 and 2018, respectively.

The increases in subscription revenue for 2019 and 2018 were due to the ongoing demand for our solutions, increase in add-on activity and renewal rate being higher than 90%. Our enterprise customer count, which consists of customers that generate more than $10,000 in annual recurring revenue, increased from approximately 6,100 at the end of 2018 to approximately 7,100, or 16%, at the end of 2019. In addition, the number of customers with three or more products increased 38% in 2019 as compared to 2018. Our enterprise customer count increased from approximately 4,400 at the end of 2017 to approximately 6,100, or 39%, at the end of 2018. The revenue recognized from acquired deferred revenue related to the acquisitions we made was $5.8 million, $20.8 million and $3.2 million in 2019, 2018 and 2017, respectively. The change in subscription revenue due to pricing was not significant for either period.

Hardware and services revenue for 2019 increased $0.6 million or 5%, as compared to 2018, primarily due to higher professional service revenue. The decrease in hardware and services revenue in 2018 as compared to 2017 was $0.7 million or 5%, primarily due to lower professional service revenue.

Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Subscription	$206,997	$180,253	$26,744	15%	$180,253	$125,832	$54,421	43%
Hardware and services	29,217	21,508	7,709	36%	21,508	17,546	3,962	23%
Total cost of revenue	$236,214	$201,761	$34,453	17%	$201,761	$143,378	$58,383	41%

Cost of subscription revenue increased $26.7 million, or 15%, in 2019 as compared to 2018, and $54.4 million, or 43%, in 2018 as compared to 2017. The increases were primarily due to increases in operations-related expense of $13.9 million and $35.4 million, respectively, due to increased headcount, network expense due to an increase in usage, depreciation expense as a result of higher capital expenditures to support our growth, and larger amortization of intangible assets expense of developed technology from recent acquisitions. Additionally, support-related expenses increased $10.9 million and $13.3 million, respectively, primarily due to higher headcount and consulting costs. Data center costs increased $5.3 million in 2018 as compared to 2017 due to the expansion.

Cost of hardware and services revenue for 2019 and 2018 increased $7.7 million and $4.0 million, or 36% and 23%, respectively, as compared to the year before, primarily due to an increase in professional service costs as our headcount increased.

Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Research and development	$230,463	$185,391	$45,072	24%	$185,391	$129,803	$55,588	43%
Percent of total revenue	26%	26%			26%	25%

Research and development expenses increased $45.1 million and $55.6 million, or 24% and 43%, for 2019 and 2018, respectively. The increases were primarily due to increases in personnel-related costs of $40.3 million and $46.1 million for 2019 and 2018, respectively, from higher headcount, including those from the integration of the acquisitions in 2019 and 2018. Additionally, corporate expense allocated to research and development increased $4.7 million and $7.9 million for 2019 and 2018, respectively, primarily due to higher costs from expanded operations, higher allocated costs from facilities, human resources and IT-related expense as we grew year-over-year. Outside service expenses increased $1.0 million and travel related expenses increased $0.4 million in 2018 as compared to 2017.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Sales and marketing	$416,717	$345,368	$71,349	21%	$345,368	$248,694	$96,674	39%
Percent of total revenue	47%	48%			48%	47%

Sales and marketing expenses increased $71.3 million and $96.7 million, or 21% and 39%, for 2019 and 2018, respectively. The increase in headcount on a worldwide basis and increase in revenue resulted in increased personnel-related and commissions costs of $59.7 million and $65.8 million, for 2019 and 2018, respectively. Travel expenses increased $4.2 million and $4.5 million in 2019 and 2018, respectively. Corporate and facilities expenses allocated to sales and marketing increased $2.6 million in 2019 and $6.1 million in 2018 due to costs related to our acquisitions and higher allocated costs as the company expanded. Marketing expenses related to lead generation, trade shows, advertising and other initiatives increased $6.1 million in 2019 and $8.0 million in 2018. Amortization expense of acquired intangible assets increased $0.7 million and $10.2 million in 2019 and 2018, respectively.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
General and administrative	$109,727	$86,185	$23,542	27%	$86,185	$52,735	$33,450	63%
Percent of total revenue	12%	12%			12%	10%

General and administrative expenses increased $23.5 million, or 27%, in 2019 as compared to 2018, and $33.5 million, or 63%, in 2018 as compared to 2017. Personnel-related costs increased $14.3 million and $25.6 million for 2019 and 2018, respectively, due to an increase in headcount to support our continued growth as a public company. Corporate and facilities expense increased $2.2 million and $2.1 million for 2019 and 2018, respectively, primarily due to an increase in headcount. Outside consulting and audit costs increased $3.6 million and $1.8 million for 2019 and 2018, respectively, primarily due to investments in business applications, and other accounting related costs. Acquisition related costs increased $1.9 million and $1.8 million in 2019 and 2018 primarily due to the business acquisitions made. Legal expense increased $0.9 million and $1.4 million in 2019 and 2018.

Interest Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Interest expense	$(12,526)	$(16,761)	$4,235	(25)%	$(16,761)	$(28,608)	$11,847	(41)%

Interest expense for 2019 was due to the 2024 Notes issued on August 23, 2019 and consisted of accretion of $11.7 million and cash interest expense of $0.8 million. Interest expense for 2018 consisted of the 2020 Notes accretion expense of $8.4 million, loss on conversion of the 2020 Notes of $7.2 million and cash interest expense of $1.2 million (see Note 10 “Convertible Senior Notes” to the Consolidated Financial Statements).

Interest expense decreased $11.4 million in 2018, primarily due to decreases in accretion expense and cash interest expense of $13.4 million and $3.0 million, respectively, because of conversions of the 2018 Notes in 2017 and the 2020 Notes in the third quarter of 2018, offset by a $4.5 million increase in loss on conversion of the 2018 Notes and 2020 Notes (see Note 10 “Convertible Senior Notes” to the Consolidated Financial Statements).

Other Income, Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Other income, net	$7,109	$1,491	$5,618	377%	$1,491	$3,785	$(2,294)	(61)%

Other income, net increased $5.6 million in 2019 as compared to 2018 because of an increase in interest income of $6.3 million due to higher cash and investment balances, partially offset by a $0.9 million increase in foreign currency translation losses.

Other income, net decreased $2.3 million in 2018 as compared to 2017, primarily due to a $1.5 million increase in foreign currency translation losses and $0.4 million reduction in interest income.

Benefit From (Provision For) Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
	(in thousands)					(in thousands)
(Provision for) benefit from income taxes	$(19,917)	$13,232	$(33,149)	(251)%	$13,232	$9,950	$3,282	33%

Total provision for income taxes increased $33.1 million in 2019 as compared to 2018. The increase was primarily due to a transfer of intellectual property from Israel to the U.S., which occurred in 2019 and resulted in $17.7 million of tax expense, combined with a $14.7 million deferred tax benefit, which occurred in 2018 related to changes in the U.S. valuation allowance resulting from the Wombat business acquisition.

Total benefit from income taxes increased $3.3 million in 2018 as compared to 2017. The increase was primarily due to a $14.7 million deferred tax benefit from the Wombat business acquisition in 2018 as compared to a $12.3 million benefit from the businesses acquired in 2017 and a $1.1 million benefit for U.K. research and development credits recorded in 2018.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2019. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$240,367	$224,275	$210,780	$199,584	$195,089	$181,505	$169,019	$158,787
Hardware and services	3,062	3,110	3,659	3,353	3,390	2,674	2,856	3,674
Total revenue	243,429	227,385	214,439	202,937	198,479	184,179	171,875	162,461
Cost of revenue:(1)
Subscription	55,789	52,308	50,648	48,252	46,758	45,679	45,618	42,198
Hardware and services	7,473	7,573	7,180	6,991	6,237	5,258	5,154	4,859
Total cost of revenue	63,262	59,881	57,828	55,243	52,995	50,937	50,772	47,057
Gross profit	180,167	167,504	156,611	147,694	145,484	133,242	121,103	115,404
Operating expense:(1)
Research and development	61,969	60,060	55,185	53,249	48,215	45,917	47,527	43,732
Sales and marketing	111,374	105,502	102,837	97,004	92,554	90,006	84,911	77,897
General and administrative	29,633	26,388	27,881	25,825	25,754	23,877	19,029	17,525
Total operating expense	202,976	191,950	185,903	176,078	166,523	159,800	151,467	139,154
Operating loss	(22,809)	(24,446)	(29,292)	(28,384)	(21,039)	(26,558)	(30,364)	(23,750)
Interest expense	(8,828)	(3,698)	—	—	—	(9,746)	(3,531)	(3,484)
Other income (expense), net	3,544	2,180	659	726	550	224	(289)	1,006
Loss before income taxes	(28,093)	(25,964)	(28,633)	(27,658)	(20,489)	(36,080)	(34,184)	(26,228)
(Provision for) benefit from income taxes	(641)	(18,376)	(280)	(620)	(746)	20	(114)	14,072
Net loss	$(28,734)	$(44,340)	$(28,913)	$(28,278)	$(21,235)	$(36,060)	$(34,298)	$(12,156)
Net loss per share, basic and diluted	$(0.51)	$(0.79)	$(0.52)	$(0.51)	$(0.39)	$(0.69)	$(0.67)	$(0.24)
Weighted average shares outstanding, basic and diluted	56,474	56,014	55,768	55,335	54,805	52,184	50,935	50,504

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$4,303	$4,519	$4,269	$3,875	$3,610	$3,503	$3,448	$3,451
Cost of hardware and services revenue	998	1,043	1,054	906	651	474	571	591
Research and development	12,983	13,735	12,522	11,499	10,505	9,678	9,986	10,035
Sales and marketing	15,790	16,515	15,799	13,754	13,245	13,191	12,382	11,502
General and administrative	9,897	9,871	12,006	10,987	11,732	11,250	7,410	5,493
Total stock-based compensation expenses	$43,971	$45,683	$45,650	$41,021	$39,743	$38,096	$33,797	$31,072
Amortization of intangible assets:
Cost of subscription revenue	$8,607	$7,886	$7,505	$6,762	$6,830	$7,121	$7,244	$5,776
Research and development	—	—	—	—	—	15	15	15
Sales and marketing	4,085	3,632	3,634	3,537	3,762	3,982	3,982	2,415
Total amortization of intangible assets	$12,692	$11,518	$11,139	$10,299	$10,592	$11,118	$11,241	$8,206

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018
Consolidated Statements of Operations Data:
Revenue:
Subscription	99%	99%	98%	98%	98%	99%	98%	98%
Hardware and services	1	1	2	2	2	1	2	2
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	23	23	24	24	24	25	27	26
Hardware and services	3	3	3	3	3	3	3	3
Total cost of revenue	26	26	27	27	27	28	30	29
Gross profit	74	74	73	73	73	72	70	71
Operating expense:
Research and development	25	26	26	26	24	25	28	27
Sales and marketing	46	46	48	48	47	49	49	48
General and administrative	12	12	13	13	13	13	11	11
Total operating expense	83	84	87	87	84	87	88	86
Operating loss	(9)	(10)	(14)	(14)	(11)	(15)	(18)	(15)
Interest expense	(4)	(2)	—	—	—	(5)	(2)	(2)
Other income (expense), net	1	1	1	—	—	—	—	1
Loss before income taxes	(12)	(11)	(13)	(14)	(11)	(20)	(20)	(16)
(Provision for) benefit from income taxes	—	(8)	—	—	—	—	—	9
Net loss	(12)%	(19)%	(13)%	(14)%	(11)%	(20)%	(20)%	(7)%

Liquidity and Capital Resources

As of December 31, 2019, we had $847.6 million in cash and cash equivalents and $43.4 million in short-term investments, for a total of $890.9 million. Also refer to Note 10 “Convertible Senior Notes” to the consolidated financial statements for discussion of the 2024 Notes.

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

As of December 31, 2019, the amount of cash and cash equivalents held by our foreign subsidiaries was $51.3 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.7 million. We have not recorded a liability for these taxes, as it is our intention that the majority of these funds are indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$242,508	$184,744	$153,686
Net cash used in investing activities	$(349,465)	$(250,664)	$(190,427)
Net cash provided by (used in) financing activities	$778,738	$(33,861)	$(23,212)

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

Net cash provided by operating activities was $242.5 million in 2019 as compared to $184.7 million in 2018. The increase of $57.8 million was primarily due to:

•	An increase in amortization of intangible assets of $4.5 million due to acquired businesses, and an increase in depreciation of fixed assets of $2.3 million due to an increase in capital expenditures;
•	An increase in stock-based compensation expense of $33.6 million due to the increase in headcount and grants made;
•

An increase in amortization of debt issuance costs and accretion of debt discount of $3.3 million due to the issuance of the 2024 Notes (see Note 10 “Convertible Senior Notes” to the Consolidated Financial Statements);

•	An increase in amortization of deferred commissions of $13.3 million due to an increase in revenue;
•	A $23.3 million increase in noncash lease costs primarily due to the adoption of ASC 842 effective January 1, 2019;
•	A decrease in benefit from deferred income taxes of $12.9 million primarily due to a decrease in valuation allowance due to the business acquisition made in 2018;
•	A decrease in accounts receivable change of $19.7 million due to the timing of payments;
•	An increase in accounts payable and accrued liabilities changes of $4.0 million primarily due to the timing of compensation and other payments; and
•	An increase in deferred revenue change of $23.6 million due to higher billings.

The increase was offset by a $26.5 million increase in net loss, $7.2 million decrease in loss on conversion due to the 2020 Notes converted into common shares in the third quarter of 2018 (see Note 10 “Convertible Senior Notes” to the Consolidated Financial Statements), $24.5 million decrease in operating lease liabilities change primarily due to the adoption of ASC 842 effective January 1, 2019, an increase in deferred commissions change of $14.3 million due to higher billings, and an increase in prepaid expense change of $6.0 million due to the timing of payments.

Net cash provided by operating activities was $184.7 million in 2018 as compared to $153.7 million in 2017. The increase of $31.0 million was primarily due to:

•

An increase in amortization of intangible assets of $22.7 million due to acquired businesses, and an increase in depreciation of fixed assets of $8.8 million due to an increase in capital expenditures;

•	An increase in stock-based compensation expense of $45.2 million due to the increase in headcount and grants made;
•	An increase in amortization of deferred commissions of $8.6 million due to an increase in revenue;
•	An increase in loss on conversion of convertible notes of $4.5 million due to their conversion (see Note 10 “Convertible Senior Notes” to the Consolidated Financial Statements);
•	An increase in accounts payable and accrued liabilities changes of $10.0 million and $2.6 million, respectively, due to the timing of compensation and other payments; and
•	An increase in deferred revenue change of $38.9 million due to higher billings.

The increase was offset by a $33.9 million increase in net loss, $13.4 million decrease in amortization of debt issuance costs and accretion of debt discount due to the conversion of the convertible notes in 2017 and 2018 (see Note 10 “Convertible Senior

Notes” to the Consolidated Financial Statements), an increase in accounts receivable change of $50.1 million, and an increase in deferred commissions change of $20.3 million due to higher billings.

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

Net cash used in investing activities was $349.5 million in 2019 as compared to $250.7 million in 2018. The increase in cash used of $98.8 million was due to an increase in cash paid for business acquisitions of $93.4 million, a decrease in proceeds from sales of short-term investments of $11.9 million, an increase in purchase of short-term investments of $12.3 million, an increase in capital expenditure of $5.7 million, and a decrease in receipts from escrow account of $3.3 million, partially offset by an increase in maturities of short-term investments of $27.8 million.

Net cash used in investing activities was $250.7 million in 2018 as compared to $190.4 million in 2017. The increase in cash used of $60.3 million was due to an increase in cash paid for business acquisitions of $68.4 million, a $36.5 million decrease in maturities of short-term investments, and a decrease in receipts from escrow account of $2.7 million, offset by an increase in proceeds from sales of short-term investments of $11.9 million, a decrease in purchase of short-term investments of $18.1 million, and a decrease in capital expenditures of $17.4 million.

Net Cash Flows Provided in Financing Activities

Net cash provided in financing activities was $778.7 million in 2019 as compared to $33.9 million used in 2018. The increase in cash provided of $812.6 million was primarily due to $901.3 million in proceeds from issuance of the 2024 Notes, net of costs, partially offset by $84.6 million used to purchase capped calls in connection with the issuance of the 2024 Notes, and a $5.3 million increase in withholding taxes paid related to restricted stock net share settlement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
0.25% Convertible Senior Notes due 2024	$920,000	$—	$—	$920,000	$—
Operating lease obligations(1)	228,992	20,858	47,791	41,543	118,800
Purchase obligations(2)	100,215	42,078	58,058	79	—
Total(3)	$1,249,207	$62,936	$105,849	$961,622	$118,800

(1)

Consists of contractual obligations under operating leases for office space and data centers. It includes the lease for the new corporate headquarters entered in October 2018 with the expected commencement date between August and November 2020.

(2)	Consists of minimum purchase commitment of products and services. Obligations under contracts that we can cancel without a significant penalty were not included in the table above.
(3)

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $15.8 million of such non-current liabilities included in Other long-term liabilities recorded on our consolidated balance sheet as of December 31, 2019.

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

We apply significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Most of the Company’s contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to individual performance obligation on a relative standalone selling price basis. The transaction price allocated to subscription services and subscription software that does not have significant standalone functionality is determined by considering factors such as historical pricing practices, and the selling price of hardware and professional services is estimated using a cost plus model. The selling price for support of a functional subscription software license is calculated as a percentage of functional subscription software license value which is derived by analyzing internal pricing practice, customer expectations, and industry practice.

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

We used either the Discounted Cash Flow Method, the Cost to Recreate Method or the Relief from Royalty Method to assign fair values to acquired identifiable intangible assets. Management applies significant judgment in estimating the fair value of these intangible assets, which involved the use of significant assumptions with respect to forecasted future revenue, forecasted operating results, cost and time to build the acquired technology, developer’s profit, rate of return, royalty rates and discount rates. These models are based on reasonable estimates and assumptions given available facts and circumstances, including industry estimates and averages, as of the acquisition dates and are consistent with the plans and estimates that we use to manage our business. If the subsequent actual results and updated projections of the underlying business activity change compared with the estimates and assumptions used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets as described above, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

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

Our effective tax rate includes the impact of certain undistributed foreign earnings for which we partially provided taxes because we plan to reinvest the majority of such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. We are subject to income taxes in the United States and certain foreign countries, and we are subject to corporate income tax audits in some of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We believe that our liability for uncertain tax positions is adequate. We review our liability for uncertain tax positions quarterly, and we may adjust such liability because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, or the expiration of statutes of limitations.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of December 31, 2019, we had cash, cash equivalents, and short-term investments of $890.9 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction gains (losses) included in determining net loss were $(1.7) million, $(0.9) million, and $0.6 million for 2019, 2018, and 2017, respectively. Transaction gains and losses are included in other income (expense), net.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on their evaluation, as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated into this report by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Proofpoint, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue – Identifying and evaluating terms and conditions in contracts that impact revenue recognition

As described in Note 2 to the consolidated financial statements, revenue recognition is determined by management through the following steps: 1) identification of the contract, or contracts, with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended December 31, 2019, the Company’s revenue was $888 million.

The principal considerations for our determination that performing procedures relating to revenue, specifically identifying and evaluating terms and conditions in contracts that impact revenue recognition, is a critical audit matter are that there was significant judgment by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition. This in turn led to significant auditor judgment and effort in performing procedures to evaluate whether terms and conditions were appropriately identified and evaluated by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions that impact the determination of revenue recognition. These procedures also included, among others, testing the completeness and accuracy of management’s identification and evaluation of the specific terms and conditions in contracts with customers by examining revenue contracts on a test basis and testing management’s process for identifying and evaluating the terms and conditions in contracts, including management’s determination of the impact of those terms and conditions on revenue recognition.

Acquisition of ObserveIT, Ltd. – Valuation of Developed Technology and In-process Research and Development Intangible Assets

As described in Note 3 to the consolidated financial statements, the Company acquired ObserveIT, Ltd. on November 25, 2019 for net consideration of $214 million, which resulted in $35 million of developed technology and $21 million of in-process research and development intangible assets being recorded. A discounted cash flow method was used to value the developed technology and in-process research and development intangible assets. Management applied significant judgement in estimating the fair value of these intangible assets, which involved the use of significant assumptions with respect to forecasted revenue, forecasted operating results and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of developed technology and in-process research and development intangible assets in the acquisition of ObserveIT, Ltd. is a critical audit matter are that there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the developed technology and in-process research and development intangible assets due to the significant judgment by management when developing the estimates. Significant audit effort was required in performing procedures and evaluating the significant assumptions relating to the estimates, including forecasted revenue, forecasted operating results and discount rates. The audit effort also involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and in-process research and development intangible assets and controls over the development of the assumptions related to the valuation, including forecasted revenue, forecasted operating results and discount rates. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of the developed technology and in-process research and development intangible assets. Testing management’s process included (i) evaluating the appropriateness of the discounted cash flow method, (ii) testing the completeness, accuracy and relevance of underlying data used in the discounted cash flow method (ii) and evaluating the reasonableness of the significant assumptions, which involved considering the past performance of the acquired business and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow method used by management and the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 20, 2020

We have served as the Company’s auditor since 2008, which includes periods before the Company became subject to SEC reporting requirements.

Proofpoint, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	At December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$847,555	$185,392
Short-term investments	43,385	46,307
Accounts receivable, net	265,741	199,194
Inventory	1,249	481
Deferred product costs	2,723	1,800
Deferred commissions	47,250	37,391
Prepaid expenses and other current assets	22,081	16,872
Total current assets	1,229,984	487,437
Property and equipment, net	73,512	70,627
Operating lease right-of-use asset	51,852	—
Long-term deferred product costs	581	303
Goodwill	687,517	460,425
Intangible assets, net	186,023	136,645
Long-term deferred commissions	90,305	69,989
Other assets	17,737	7,592
Total assets	$2,337,511	$1,233,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,311	$20,237
Accrued liabilities	119,423	90,719
Deferred rent	—	829
Operating lease liabilities	20,202	—
Deferred revenue	615,874	490,296
Total current liabilities	771,810	602,081
Convertible senior notes	749,620	—
Long-term deferred rent	—	3,757
Long-term operating lease liabilities	36,223	—
Other long-term liabilities	19,172	6,812
Long-term deferred revenue	168,189	107,834
Total liabilities	1,745,014	720,484
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 56,784 and 55,149 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	1,318,084	1,107,953
Accumulated other comprehensive income (loss)	1	(7)
Accumulated deficit	(725,594)	(595,418)
Total stockholders’ equity	592,497	512,534
Total liabilities and stockholders’ equity	$2,337,511	$1,233,018

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription	$875,006	$704,400	$506,355
Hardware and services	13,184	12,594	13,326
Total revenue	888,190	716,994	519,681
Cost of revenue:(1)(2)
Subscription	206,997	180,253	125,832
Hardware and services	29,217	21,508	17,546
Total cost of revenue	236,214	201,761	143,378
Gross profit	651,976	515,233	376,303
Operating expense:(1)(2)
Research and development	230,463	185,391	129,803
Sales and marketing	416,717	345,368	248,694
General and administrative	109,727	86,185	52,735
Total operating expense	756,907	616,944	431,232
Operating loss	(104,931)	(101,711)	(54,929)
Interest expense	(12,526)	(16,761)	(28,608)
Other income, net	7,109	1,491	3,785
Loss before income taxes	(110,348)	(116,981)	(79,752)
(Provision for) benefit from income taxes	(19,917)	13,232	9,950
Net loss	$(130,265)	$(103,749)	$(69,802)
Net loss per share, basic and diluted	$(2.33)	$(1.99)	$(1.58)
Weighted average shares outstanding, basic and diluted	55,902	52,111	44,258

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$16,966	$14,012	$10,635
Cost of hardware and services revenue	$4,001	$2,287	$1,893
Research and development	$50,739	$40,204	$30,588
Sales and marketing	$61,858	$50,320	$33,962
General and administrative	$42,761	$35,885	$20,382

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$30,760	$26,971	$14,512
Research and development	$—	$45	$60
Sales and marketing	$14,888	$14,141	$3,934

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(130,265)	$(103,749)	$(69,802)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net	8	2	(2)
Comprehensive loss	$(130,257)	$(103,747)	$(69,804)

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2016	43,015	$4	$514,034	$(7)	$(417,652)	$96,379
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	999	—	(999)	—
Net loss	—	—	—	—	(69,802)	(69,802)
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Conversion of convertible senior notes to common stock (Note 10)	5,159	1	193,153	—	—	193,154
Stock-based compensation expense	—	—	88,449	—	—	88,449
Acquisition of businesses (Note 3)	—	—	424	—	—	424
Common stock issued	2,672	—	34,024	—	—	34,024
Tax withholding upon vesting of restricted stock awards	(521)	—	(43,511)	—	—	(43,511)
Balances at December 31, 2017	50,325	5	787,572	(9)	(488,453)	299,115
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	(3,216)	(3,216)
Net loss	—	—	—	—	(103,749)	(103,749)
Unrealized gain on short-term investments	—	—	—	2	—	2
Conversion of convertible senior notes to common stock (Note 10)	2,928	1	213,305	—	—	213,306
Stock-based compensation expense	—	—	131,178	—	—	131,178
Common stock issued	2,463	—	36,449	—	—	36,449
Tax withholding upon vesting of restricted stock awards	(567)	—	(60,551)	—	—	(60,551)
Balances at December 31, 2018	55,149	6	1,107,953	(7)	(595,418)	512,534
Cumulative effect adjustment from adoption of new accounting pronouncement (Note 8)	—	—	—	—	89	89
Net loss	—	—	—	—	(130,265)	(130,265)
Unrealized gain on short-term investments	—	—	—	8	—	8
Stock-based compensation expense	—	—	159,694	—	—	159,694
Acquisition of businesses (Note 3)	72	—	892	—	—	892
Common stock issued	2,148	—	40,744	—	—	40,744
Tax withholding upon vesting of restricted stock awards	(585)	—	(69,351)	—	—	(69,351)
Embedded conversion feature on convertible senior notes (Note 10)	—	—	163,023	—	—	163,023
Purchase of capped calls (Note 10)	—	—	(84,871)	—	—	(84,871)
Balances at December 31, 2019	56,784	$6	$1,318,084	$1	$(725,594)	$592,497

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(130,265)	$(103,749)	$(69,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,332	73,553	42,098
Stock-based compensation	176,325	142,708	97,460
Change in fair value of contingent consideration	—	(79)	(1,533)
Amortization of debt issuance costs and accretion of debt discount	11,708	8,383	21,789
Amortization of deferred commissions	50,415	37,076	28,476
Noncash lease costs	23,339	—	—
Loss on conversion of convertible notes	—	7,207	2,696
Deferred income taxes	(2,371)	(15,258)	(15,953)
Other	1,855	1,469	(348)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(62,239)	(81,890)	(31,744)
Inventory	(768)	249	(132)
Deferred product costs	(1,203)	(302)	338
Deferred commissions	(80,590)	(66,254)	(45,910)
Prepaid expenses	(7,915)	(1,905)	(1,663)
Other current assets	57	2,155	(139)
Long-term assets	(499)	311	(3,429)
Accounts payable	(3,569)	8,396	(1,648)
Accrued liabilities	33,191	17,184	14,539
Deferred rent	—	(101)	1,867
Operating lease liabilities	(24,529)	—	—
Deferred revenue	179,234	155,591	116,724
Net cash provided by operating activities	242,508	184,744	153,686
Cash flows from investing activities
Proceeds from maturities of short-term investments	93,838	66,080	102,556
Proceeds from sales of short-term investments	—	11,931	—
Purchase of short-term investments	(90,955)	(78,688)	(96,741)
Purchase of property and equipment	(35,193)	(29,522)	(46,958)
Receipts from escrow account	—	3,321	6,066
Acquisitions of business, net of cash and restricted cash acquired	(317,155)	(223,786)	(155,350)
Net cash used in investing activities	(349,465)	(250,664)	(190,427)
Cash flows from financing activities
Proceeds from issuance of common stock	28,091	27,579	25,725
Withholding taxes related to restricted stock net share settlement	(66,006)	(60,706)	(42,823)
Proceeds from issuance of convertible senior notes, net of costs	901,293	—	—
Purchase of capped calls	(84,640)	—	—
Repayments of equipment loans and capital lease obligations	—	(37)	(34)
Repayment of convertible notes	—	(142)	(14)
Contingent consideration payments	—	(555)	(6,066)
Net cash provided by (used in) financing activities	778,738	(33,861)	(23,212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(727)	1,076
Net increase (decrease) in cash, cash equivalents and restricted cash	671,755	(100,508)	(58,877)
Cash, cash equivalents, and restricted cash
Beginning of period	186,152	286,660	345,537
End of period	$857,907	$186,152	$286,660
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$1,249	$4,236
Cash paid for taxes	$10,770	$120	$5,311
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$3,483	$2,706	$3,349
Operating lease right-of-use assets exchanged for lease obligations	$15,668	$—	$—
Liability awards converted to equity	$12,651	$8,870	$8,307
Convertible senior notes converted to equity	$—	$213,306	$193,153

	December 31, 2019	December 31, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$847,555	$185,392	$286,072
Restricted cash included in prepaid expenses and other current assets	3,734	283	315
Restricted cash included in other non-current assets	6,618	477	273
Total cash, cash equivalents and restricted cash	$857,907	$186,152	$286,660

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. “Interest income” has been reclassified from “Interest expense” to “Other income, net” in the consolidated statements of operations. The reclassifications had no impact on previously reported net loss or accumulated deficit.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include those related to revenue recognition, deferred commissions, fair value of assets acquired and liabilities assumed in business combinations, impairment assessments of goodwill, intangible assets and other long-lived assets, loss contingencies, and income taxes.

Foreign Currency Remeasurement and Transactions

The functional currency of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as transaction gains or losses within other income (expense), net, in the period of occurrence. Aggregate transaction gains (losses) included in determining net loss were $(1,655), $(943) and $574 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Inventories

Inventories are stated at lower of cost or net realizable value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. Inventories held at December 31, 2019 and December 31, 2018 consist primarily of finished goods.

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

Impairment of Intangible Assets and Other Long-Lived Assets

The Company evaluates long-lived assets, including property, equipment and definitive-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of such assets (or asset group) to the future undiscounted cash flows the assets (or asset group) is expected to generate. If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. The Company also evaluates the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. No assets were determined to be impaired as of December 31, 2019.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Software Development Costs

Internally developed software includes security software developed to meet the Company’s internal needs to provide cloud-based subscription services to its end-customers and business software that the Company customizes to meet its operating needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage. The costs capitalized were not material in the years ended December 31, 2019, 2018 and 2017.

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

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any material advertising and promotion expenses during the years ended December 31, 2019, 2018 and 2017.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. The Company performs a two-step impairment test of goodwill whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and further testing is not required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then impairment loss equal to the difference is recorded. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. No impairment indicators were identified by the Company as of December 31, 2019.

Intangible assets consist of developed technology, customer relationships, non-compete arrangements, trademarks and patents, order backlog, and in-process research and development asset. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Developed technology	2	7
Customer relationships	2	8
Trade names and trademarks	1	5
Patents	4	5
Order backlog	1	3

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

Employee Benefit Plans

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2,816 and $1,563 to the 401(k) Plan in 2019 and 2018. There were no contributions made by the Company in 2017.

Stock-Based Compensation

The Company issues stock-based compensation awards to employees and directors in the form of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), employee stock purchase plan (“ESPP”) and stock bonus and other liability awards (collectively, “awards”).

The Company measures and recognizes compensation expense for all stock-based awards based on the awards’ fair value. Stock-based compensation for RSUs is measured based on the value of the Company’s common stock on the grant date.

The actual number of PSUs earned and eligible to vest are determined based on the Company’s achievement of the financial and operational performance conditions pre-defined when the awards are granted. The Company recognizes share-based compensation expense for the PSUs on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts stock-based compensation cost based on its probability assessment. The Company recognizes a cumulative catch up adjustment for changes in its probability assessment in subsequent reporting periods.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive income into net loss in 2019, 2018 and 2017.

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

Refer to Note 8 “Leases” for more information regarding the impact of the adoption of ASU 2016-02 on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-02, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company is currently assessing the impact that the adoption of ASU 2018-15 will have on its consolidated financial statements.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets, and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for interim and annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

2. Revenue, Deferred Revenue and Deferred Contract Costs

The core principle of ASC 606 is to recognize revenue to depict the transfer of services or products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. The principle is achieved through the following five-step approach:

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

The following table presents the Company’s revenue disaggregation:

	Year Ended December 31,
	2019	2018	2017
Subscription service revenue	$849,267	$681,138	$489,274
Subscription software revenue	25,739	23,262	17,081
Hardware and services	13,184	12,594	13,326
Total revenue	$888,190	$716,994	$519,681

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the consolidated balance sheet, was $3,261 and $1,276 as of December 31, 2019 and 2018, respectively.

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

For the years ended December 31, 2019, 2018 and 2017, the Company capitalized $80,590, $66,254 and $45,910 of commission costs, respectively, and amortized $50,415, $37,076 and $28,476, respectively.

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

For the years ended December 31, 2019, 2018 and 2017, the Company capitalized $4,727, $2,765 and $2,510 of deferred product costs, respectively, and amortized $3,531, $2,463 and $2,849, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized revenue of $490,172, $363,483 and $242,428 during the years ended December 31, 2019, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $1,906, $2,901 and $1,055 of revenue during the years ended December 31, 2019, 2018 and 2017, respectively, related to the performance obligations satisfied in prior periods. The acquisition of ObserveIT, Ltd. (see Note 3 “Acquisitions”) on November 25, 2019, increased deferred revenue by $6,700, of which $681 was recognized in the year ended December 31, 2019.

Remaining performance obligations

Contracted revenue as of December 31, 2019 that has not yet been recognized (“contracted not recognized”) was $676,707, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 59% of contracted and not recognized revenue to be recognized over the next twelve months, 38% in years two and three, with the remaining balance recognized thereafter.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

3. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for the acquisitions described below, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the acquired companies’ net identifiable assets acquired and, as a result, goodwill was recorded in connection with the acquisitions. Goodwill related to the acquisitions of ObserveIT, Ltd. and Meta Networks, Ltd. is deductible for tax purposes, and goodwill related to the acquisition of Wombat Security Technologies, Inc. is not deductible for tax purposes.

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

2019 Acquisitions

ObserveIT, Ltd.

On November 25, 2019 (the “ObserveIT Acquisition Date”), pursuant to the terms of the share purchase agreement, the Company acquired all shares of ObserveIT, Ltd. (“ObserveIT”). ObserveIT provides detection and prevention from insider threats solutions including data loss detection and response, user activity monitoring, incident response and compliance.

By combining ObserveIT’s endpoint agent technology and data risk analytics with the Company’s information classification, threat detection and intelligence, the Company has an insight into user activity with their sensitive data, wherever it resides, and the ability to immediately remediate risk.

These factors, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition. The Company has estimated fair values of acquired tangible assets, intangible assets and liabilities at the ObserveIT Acquisition Date. The amounts reported are considered provisional as the Company is completing the valuation work to determine the fair value of certain assets and liabilities acquired, largely with respect to working capital adjustments. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the ObserveIT Acquisition Date.

At the ObserveIT Acquisition Date, the consideration transferred was $213,747, net of cash acquired of $4,752. Of the consideration transferred, $3,250 was held in escrow to secure indemnification obligations, which has not been released as of the issuance of these consolidated financial statements. The revenue from ObserveIT was not material in 2019, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Per the terms of the share purchase agreement, unvested stock options held by ObserveIT employees were canceled and exchanged for the Company’s unvested stock options. The fair value of $446 of these unvested awards was attributed to pre-combination services and was included in consideration transferred. The fair value of $5,427 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company and $5,427 is recognized ratably as stock-based compensation expense over the required remaining service period.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Also, as part of the share purchase agreement, the unvested restricted shares of a certain employee of ObserveIT were exchanged into the right to receive $532 of deferred cash consideration. The deferred cash consideration is presented as restricted cash on the Company’s consolidated balance sheet. The deferred cash consideration of $485 was allocated to post-combination expense and was not included in the purchase price. The deferred cash consideration is subject to forfeiture if employment terminates prior to the lapse of the restrictions, and the fair value is expensed as compensation expense over the three-year vesting period.

The Discounted Cash Flow Method was used to value the acquired developed technology, in-process research and development asset, customer relationships and order backlog. The Relief from Royalty Method was used to value the acquired trade name. Management applied significant judgment in estimating the fair values of these intangible assets, which involved the use of significant assumptions with respect to forecasted revenue, forecasted operating results and discount rates.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets	$10,603	N/A
Fixed assets	2,132	N/A
Operating lease right-of-use asset	2,669	N/A
Other assets	652	N/A
Customer relationships	15,800	5
Order backlog	1,300	1
Core/developed technology	35,400	4
Trade name	400	2
In-process research and development*	20,600	N/A
Operating lease liabilities	(3,317)	N/A
Deferred revenue	(6,700)	N/A
Other liabilities	(5,414)	N/A
Goodwill	144,374	Indefinite
	$218,499

*Purchased in-process research and development will be accounted for as an indefinite-lived intangible asset until the underlying project is completed or abandoned.

Meta Networks, Ltd.

On May 15, 2019 (the “Meta Networks Acquisition Date”), pursuant to the terms of the share purchase agreement, the Company acquired all shares of Meta Networks, Ltd. (“Meta Networks”), an innovator in zero trust network access.

By combining Meta Networks’ innovative zero trust network access technology with the Company’s people-centric security capabilities the Company expects to make it far simpler for enterprises to precisely control employee and contractor access to on-premises, cloud and consumer applications.

These factors, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition. The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying consolidated financial statements since the Meta Networks Acquisition Date.

At the Meta Networks Acquisition Date, the consideration transferred was $104,664, net of cash acquired of $104. Of the consideration transferred, $12,500 was held in escrow to secure indemnification obligations, which has not been released as of the issuance of these consolidated financial statements. The revenue from Meta Networks was not material in 2019, and due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Per the terms of the share purchase agreement, unvested stock options and unvested restricted stock units held by Meta Networks employees were canceled and exchanged for the Company’s unvested stock options and unvested restricted stock units, respectively. The fair value of $184 of these unvested awards was attributed to pre-combination services and was included in consideration transferred. The fair value of $12,918 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company, and $12,918 will be recognized ratably as stock-based compensation expense over the required remaining service period.

Also, as part of the share purchase agreement, the unvested restricted shares of certain employees of Meta Networks were exchanged into the right to receive $7,827 of deferred cash consideration and 72 shares of the Company’s common stock that were deferred with the fair value of $8,599. The deferred cash consideration was presented as restricted cash on the Company’s consolidated balance sheet as of December 31, 2019. The deferred cash consideration of $7,596 and the deferred stock $8,338 (see Note 11 “Equity Award Plans”) were allocated to post-combination expense and were not included in the purchase price. The deferred cash consideration and deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as compensation and stock-based compensation expense over the three-year vesting period.

The Cost to Recreate Method was used to value the acquired developed technology asset. Management applied judgment in estimating the fair value of this intangible asset, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets	$356	N/A
Fixed assets	68	N/A
Core/developed technology	21,000	3
Deferred tax liability, net	(1,854)	N/A
Other liabilities	(671)	N/A
Goodwill	85,869	Indefinite
	$104,768

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

Per the terms of the merger agreement, unvested in-the-money stock options held by Wombat employees were canceled and paid off using the same amount per option as for the common share less applicable exercise price for each option. The fair value of $1,580 of these unvested options was attributed to pre-combination service and included in consideration transferred. The fair value of unvested options of $1,571 was allocated to post-combination services and expensed in the three months ended March 31, 2018. Also, as part of the merger agreement, 51 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $5,458 (see Note 11 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the remaining service period.

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

Per the terms of the merger agreement, unvested stock options held by WebLife employees were canceled and exchanged for the Company’s unvested awards. The fair value of $333 of these unvested options was attributed to pre-combination service and included in consideration transferred. The fair value of $1,468 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company, and $1,468 is recognized ratably as stock-based compensation expense over the required remaining service period. Also, as part of the merger agreement, 107 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $9,652 (see Note 11 “Equity Award Plans”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the remaining period.

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
	$49,043

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2019, 2018 and 2017 as though the acquisitions that occurred during the reporting periods had occurred as of the beginning of the comparable prior annual reporting periods, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions such as amortization expense of acquired intangible assets, stock-based compensation directly attributable to the acquisitions and acquisition-related transaction costs. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Year Ended December 31,
	2019	2018	2017
Total revenue	$911,968	$743,345	$594,966
Net loss	$(158,448)	$(152,238)	$(89,221)
Basic and diluted net loss per share	$(2.83)	$(2.92)	$(2.02)

The unaudited pro forma financial information includes acquisition-related transaction costs of $3,294 recorded within operating expenses for the year ended December 31, 2019.

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

During the year ended December 31, 2019, two partners accounted for 12% and 11% of total revenue, respectively. During the years ended December 31, 2018 and 2017, one partner accounted for 12% of total revenue in each year. These partners sold to a number of end users, none of which accounted for more than 10% of our total revenue in 2019, 2018 and 2017.

Two partners accounted for 13% and 11% of total accounts receivable, respectively, as of December 31, 2019. Two partners accounted for 12% of total accounts receivable each as of December 31, 2018.

5. Balance Sheet Components

Property and equipment at December 31, 2019 and December 31, 2018 consist of the following:

	Useful Life	December 31,
	(in years)	2019	2018
Computer equipment	2 to 4	$170,010	$142,777
Software	2 to 5	5,184	3,782
Furniture	5	4,244	3,637
Office equipment	2 to 5	658	585
Leasehold improvements	5 years, or lease term, if shorter	14,819	13,129
Other	2	408	59
Construction in progress		3,630	1,088
		198,953	165,057
Less: Accumulated depreciation		(125,441)	(94,430)
		$73,512	$70,627

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $34,684, $32,396, and $23,591, respectively, including depreciation expense for assets under capital leases of $29 and $31 for the years ended December 31, 2018 and 2017, respectively.

The allowance for doubtful accounts receivable was not material as of December 31, 2019 and 2018.

Accrued liabilities at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,
	2019	2018
Accrued compensation	$73,384	$55,924
ESPP contributions	4,138	3,224
Customer deposits	12,316	5,961
Accrued royalties	1,528	1,373
Other	28,057	24,237
	$119,423	$90,719

6. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

	Year Ended December 31,
	2019	2018
Beginning balance	$460,425	$297,704
Acquisitions during period	230,243	162,865
Purchase accounting adjustments	(3,151)	(144)
Closing balance	$687,517	$460,425

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$210,469	$(110,284)	$100,185	$154,069	$(79,525)	$74,544
Customer relationships	87,200	(25,608)	61,592	71,400	(15,166)	56,234
Trade names and patents	3,730	(2,349)	1,381	3,330	(1,430)	1,900
Order backlog	8,100	(6,360)	1,740	6,800	(2,833)	3,967
In-process research and development	21,125	—	21,125	—	—	—
	$330,624	$(144,601)	$186,023	$235,599	$(98,954)	$136,645

Amortization expense of intangibles totaled $45,648, $41,157 and $18,506 during the years ended December 31, 2019, 2018 and 2017, respectively.

Future estimated amortization costs of intangible assets as of December 31, 2019 are presented below:

Year Ended December 31,
2020	$57,990
2021	53,810
2022	31,548
2023	21,983
2024	13,686
Thereafter	7,006
$186,023

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2019 and December 31, 2018 and the classification by level of input within the fair value hierarchy:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$815,158	$815,158	$—	$—
Commercial paper	9,989	—	9,989	—
Short-term investments:
Corporate debt securities	13,454	—	13,454	—
Commercial paper	27,932	—	27,932	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$868,532	$815,158	$53,374	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$133,202	$133,202	$—	$—
Commercial paper	12,478	—	12,478	—
Short-term investments:
Corporate debt securities	13,470	—	13,470	—
Commercial paper	30,838	—	30,838	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$191,987	$133,202	$58,785	$—

Based on quoted market prices as of December 31, 2019, the fair value of the 2024 Notes (Note 10) was approximately $951,050, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Amount
Balance as of December 31, 2016	$8,233
Additions during the period	—
Payments during the period	(6,066)
Adjustments to fair value during the period recorded in General and administrative expenses	(1,533)
Balance as of December 31, 2017	634
Additions during the period	—
Payments during the period	(555)
Adjustments to fair value during the period recorded in General and administrative expenses	(79)
Balance as of December 31, 2018	$—

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

Investments

The cost and fair value of the Company’s cash, cash equivalents and available-for-sale investments as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$22,408	$—	$—	$22,408
Money market funds	815,158	—	—	815,158
Commercial paper	9,989	—	—	9,989
Total	$847,555	$—	$—	$847,555

Short-term investments:
Corporate debt securities	$13,453	$2	$(1)	$13,454
Commercial paper	27,932	—	—	27,932
U.S. Treasury securities	1,998	1	—	1,999
Total	$43,383	$3	$(1)	$43,385

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$39,712	$—	$—	$39,712
Money market funds	133,202	—	—	133,202
Commercial paper	12,478	—	—	12,478
Total	$185,392	$—	$—	$185,392

Short-term investments:
Corporate debt securities	$13,477	$—	$(7)	$13,470
Commercial paper	30,838	—	—	30,838
U.S. Treasury securities	1,999	—	—	1,999
Total	$46,314	$—	$(7)	$46,307

As of December 31, 2019 and 2018, all investments mature in less than one year. Fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the years ended December 31, 2019, 2018 and 2017.

8. Leases

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments based on the lease contracts. Operating lease ROU assets and liabilities were recognized at adoption date, or lease commencement date if the commencement date was after January 1, 2019, based on the present value of lease payments over the remaining lease term. The Company’s lease contracts do not provide an implicit rate, as such the Company used its incremental borrowing rate based on

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

the information available at adoption date, or lease commencement date if the commencement date was after January 1, 2019, in determining the present value of lease payments. The operating lease ROU assets also includes any lease payments made to the lessors at or before the lease commencement date, and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has operating leases for corporate offices, research and development facilities, sales and marketing offices and data centers.

The Company adopted ASC 842 in the first quarter of 2019, utilizing the modified retrospective transition approach through a cumulative-effect adjustment to the opening accumulated deficit as of January 1, 2019. The Company continues to report the comparative periods presented in the period of adoption under ASC 840.

Upon adoption of ASC 842, the Company elected:

•

the package of practical expedients which allows for not reassessing (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition;

•

the practical expedient in ASC Subtopic 842-10 to not separate non-lease components from lease components for its real estate and data center leases and instead account for each separate lease component, and non-lease components associated with that lease component, as a single lease component; and

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

The Company’s real estate leases have remaining lease terms for one to ten years, some of which include options to extend the lease period up to ten years. The data center leases have remaining lease terms of one year to three years, some of which have renewal periods of one year.

In October 2018, the Company entered into a 127-month lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become the Company’s new corporate headquarters beginning in 2020. The property will be constructed by the landlord, with the completion date expected to occur between August and November 2020, which is when the lease is expected to commence. As such, no ROU assets or related lease liabilities were recorded in the financial statements in 2019. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by five years. Base rental payments will be approximately $161,300 over the lease term.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The components of lease expense were as follows:

Year Ended December 31,
2019
Operating lease cost	$26,115
Short-term lease cost	2,846
Variable lease cost	3,444
Total lease cost	$32,405

Supplemental information related to leases was as follows:

Year Ended December 31,
2019

Cash paid for amounts included in the measurement of operating lease liabilities	$27,104
Right-of-use assets obtained in exchange for operating lease obligations	$15,668
Weighted-average remaining lease term - operating leases	4 years
Weighted-average discount rate - operating leases	5.04%

Maturities of lease liabilities as of December 31, 2019 were as follows:

Operating leases
Year ending December 31,
2020	$20,858
2021	13,531
2022	11,091
2023	6,357
2024	4,304
Thereafter	7,867
Total lease payments	64,008
Less imputed interest	(7,583)
Total	$56,425

Premises rent expense was $10,944 and $8,010 for the years ended December 31, 2018 and 2017, respectively.

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under ASC-840, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 were as follows:

Liability as of December 31, 2018	Operating Leases
2019	$25,313
2020	17,535
2021	19,155
2022	21,581
2023	19,609
Thereafter	129,154
Total minimum lease payments	$232,347

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

9. Commitments and Contingencies

Purchase Commitments

As of December 31, 2019, the Company’s minimum purchase commitments for products and services were $100,215, of which $58,137 represent long-term purchase commitments through the year ending December 31, 2023.

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

10. Convertible Senior Notes

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

The following table represents the carrying value of the 2024 Notes as of December 31, 2019:

	December 31, 2019	December 31, 2018
Liability component:
Principal	$920,000	$—
Less: debt discount and issuance costs, net of amortization	(170,380)	—
Net carrying amount	$749,620	$—
Equity component (1)	$163,023	$—

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

0.75% Convertible Senior Notes

On June 17, 2015, the Company issued $200,000 principal amount of 0.75% Convertible Senior Notes (the “2020 Notes”) due 2020 in a private offering to qualified institutional buyers (“Holders”) pursuant to Rule 144A under the Securities Act of 1934, as amended (the “Securities Act”). The initial Holders of the 2020 Notes also had an option to purchase an additional $30,000 in principal amount which was exercised in full. The net proceeds after the agent’s discount and issuance costs of $6,581 from the 2020 Notes offering were approximately $223,419. The Company used the net proceeds for working capital and general corporate purposes, which included funding the Company’s operations, capital expenditures, and acquisitions of businesses, products or technologies. The 2020 Notes bore interest at 0.75% per year, payable semi-annually in arrears every June 15 and December 15, beginning on December 15, 2015.

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

1.25% Convertible Senior Notes

On December 11, 2013, the Company issued $175,000 principal amount of 1.25% Convertible Senior Notes due 2018 (the “2018 Notes,” and together with the 2020 Notes and 2024 Notes, the “Notes”) in a private offering to Holders pursuant to Rule 144A under the Securities Act. The initial Holders of the 2018 Notes also had an option to purchase an additional $26,250 in principal amount which was exercised in full. The net proceeds after the agent’s discount and issuance costs of $5,803 from the 2018 Notes offering were approximately $195,446. The Company used the net proceeds for working capital and general corporate purposes, which included funding the Company’s operations, capital expenditures, and acquisitions of businesses, products or technologies believed to be of strategic importance. The 2018 Notes bore interest at 1.25% per year, payable semi-annually in arrears every June 15 and December 15, beginning on June 15, 2014.

During the year ended December 31, 2017, $201,250 of the principal amount of the 2018 Notes was converted into 5,159 shares of common stock, with the remaining $14 paid in cash. The shares of common stock had a fair value of $473,176 at the time of the conversion. This resulted in a $2,696 loss on extinguishment that was included in interest expense in the Consolidated Statement of Operations. The loss on extinguishment was calculated as the difference between the fair value amount allocated to the liability component and net carrying amount of the liability component.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

For the years ended December 31, 2019, 2018 and 2017, the Company incurred the following interest expense and loss on conversion related to the Notes:

	2019	2018	2017
Interest expense related to contractual interest coupon	$818	$1,171	$4,123
Amortization of debt discount and issuance costs	11,708	8,383	21,789
Loss on conversion	—	7,207	2,696
Total	$12,526	$16,761	$28,608

11. Equity Award Plans

Stock-Based Compensation Plans

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective in April 2012. The Company has eight equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the 2012 Plan and six plans assumed by the Company upon various business acquisitions. The assumed plans are the Cloudmark plan, the WebLife plan, the Meta Network plan, the ObserveIT plan, and two FireLayers plans. Upon the Company’s initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to the assumed plans. All outstanding stock awards under the 2002 Plan, the assumed plans and 2012 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). The 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.

Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2002 Plan and the 2012 Plan, 32,759 shares of common stock are reserved for issuance to eligible participants. As of December 31, 2019, 7,162 shares were available for future grant. Restricted stock awards generally vest over a four-year period.

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

No options were granted during the years ended December 31, 2019, 2018 and 2017.

Stock option activity is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	3,183	$18.91	5.39	$164,842
Options assumed per business acquisitions	13	20.27
Options exercised	(1,126)	11.04
Options forfeited and canceled	(30)	45.54
Balance at December 31, 2017	2,040	22.88	5.17	$134,511
Options exercised	(767)	12.78
Options forfeited and canceled	(18)	49.24
Balance at December 31, 2018	1,255	28.67	4.77	$69,224
Options assumed per business acquisitions	91	11.77
Options exercised	(297)	17.00
Options forfeited and canceled	(2)	13.46
Balance at December 31, 2019	1,047	$30.55	4.38	$88,190
Exercisable, December 31, 2019	957	$31.75	4.03	$79,448
Vested and expected to vest, December 31, 2019	1,047	$30.55	4.38	$88,190

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

The total intrinsic value of options exercised was $30,766, $73,057 and $82,131 for the years ended December 31, 2019, 2018 and 2017, respectively. Total cash proceeds from such option exercises were $5,048, $9,802 and $12,383 for the years ended December 31, 2019, 2018 and 2017, respectively.

The grant date fair value of options that vested was $1,373, $3,447 and $7,450 during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company had unrecognized stock-based compensation expense of $8,594 related to stock options that will be recognized, over the average remaining vesting term of the options of 1.97 years.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Restricted Stock Units and Performance Stock Units

A following table summarizes the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2016	3,465	$56.11
Awards assumed per business acquisition	8	91.10
Awards granted	1,865	84.91
Awards vested	(1,320)	52.36
Awards forfeited	(478)	63.44
Awarded and unvested at December 31, 2017	3,540	71.77
Awards granted	3,209	101.56
Awards vested	(1,446)	69.50
Awards forfeited	(735)	93.70
Awarded and unvested at December 31, 2018	4,568	89.88
Awards assumed per business acquisition	75	119.13
Awards granted	2,228	118.30
Awards vested	(1,546)	87.98
Awards forfeited	(430)	94.33
Awarded and unvested at December 31, 2019	4,895	$103.48

As of December 31, 2019, there was $383,227 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.38 years.

The Company granted 171 shares, 474 shares and 177 shares of PSUs in the years ended December 31, 2019, 2018 and 2017, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $32,025 as of December 31, 2019.

Stock Bonus Awards and Other Liability Awards

The total accrued liability for the stock bonus awards and other liability awards was $13,427 and $12,741 as of December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, 2018 and 2017, 107 shares, 61 shares and 85 shares of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program were $13,427, $12,701 and $6,616, respectively, for the years ended December 31, 2019, 2018 and 2017.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vested over three years period and were subject to continuous service and other conditions. The liability awards were settled with a variable number of shares of the Company’s common stock. During the years ended December 31, 2018 and 2017,  20 and 29 shares were vested and issued, respectively. The Company recognized $408 and $2,293 of stock-based compensation expense related to these liability awards in the years ended December 31, 2018 and 2017. There are no outstanding liability awards as of December 31, 2018.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

smaller increase. As of December 31, 2019, there were 2,165 shares of the Company’s common stock available for future issuance under the ESPP.

The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2019	2018	2017
Expected life (in years)	0.5	0.5	0.5
Volatility	36% - 37%	33% - 40%	29% - 37%
Risk-free interest rate	1.58 - 2.43%	1.76% - 2.50%	0.76% - 1.16%
Dividend yield	—%	—%	—%

The Company issued 266 shares, 231 shares and 183 shares under the ESPP in the years ended December 31, 2019, 2018 and 2017, respectively, at a weighted average exercise price per share of $86.51, $77.02, and $73.02, respectively. As of December 31, 2019, the Company expects to recognize $3,531 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.

Restricted Stock and Deferred Shares

As part of the FireLayers acquisition, the Company granted 111 shares of restricted stock in 2016 to certain key employees with a total fair value of $8,669 with annual vesting term of three years. The Company recognized $2,349, $2,887 and $2,887 of stock-based compensation expense in 2019, 2018 and 2017, respectively.  They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock. As of December 31, 2019, all shares were vested.

As part of the Weblife acquisition, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $2,415, $2,415 and $205 of stock-based compensation in the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $4,617 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $2,788 and $2,288 of stock-based compensation in the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $382 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $1,748 of stock-based compensation in the year ended December 31, 2019. As of December 31, 2019, there was $6,590 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2019	2018	2017
Stock options to purchase common stock	1,047	1,255	2,040
Restricted stock units	4,895	4,568	3,540
Employee stock purchase plan	157	163	118
Common stock subject to repurchase	207	195	90
Stock bonus awards and other liability awards	117	152	98
2024 Notes	5,975	—	—
2020 Notes	—	—	2,831
Total	12,398	6,333	8,717

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

The following sets forth total revenue by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Year Ended December 31,
	2019	2018	2017
Total revenue by geographic area:
United States	$713,305	$584,294	$432,564
Rest of world	174,885	132,700	87,117
Total revenue	$888,190	$716,994	$519,681

The following sets forth long-lived tangible assets by geographic area:

	December 31,
	2019	2018
Long-lived assets:
United States	$58,447	$57,682
Rest of world	15,065	12,945
Total long-lived assets	$73,512	$70,627

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

14. Income Taxes

The domestic and foreign components of loss before income taxes were as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(142,830)	$(126,128)	$(110,192)
Foreign	32,482	9,147	30,440
Loss before income taxes	$(110,348)	$(116,981)	$(79,752)

The (provision for) benefit from income taxes is comprised of:

	Year Ended December 31,
	2019	2018	2017
Current tax expense:
Federal	$—	$—	$—
State	258	258	80
Foreign	22,030	1,768	5,923
Total current	22,288	2,026	6,003
Deferred tax expense:
Federal	264	(12,773)	(12,268)
State	—	(1,812)	(266)
Foreign	(2,635)	(673)	(3,419)
Total deferred	(2,371)	(15,258)	(15,953)
Provision for (benefit from) income taxes	$19,917	$(13,232)	$(9,950)

As the result of adopting ASU 2016-09, the Company recorded excess tax benefits on a prospective basis starting January 1, 2017, resulting in a cumulative-effect adjustment recorded in consolidated statements of stockholders’ equity in 2017. The reconciliation of income tax expense (benefit) to the income tax provision (benefit) included in the consolidated statements of operations at the statutory federal income tax rate of 21% for the year ended December 31, 2019 and 2018, and 34% for the years ended December 31, 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	$(23,173)	$(24,566)	$(27,116)
Foreign income tax rate differential	717	307	(3,076)
State, net of federal benefit	(4,939)	(3,859)	(2,942)
Stock compensation charges	(11,265)	(20,341)	(32,150)
SubPart F and other permanent items	9,657	1,597	2,155
Section 162m	8,465	5,501	601
Provision to return and other	(453)	(1,082)	2,480
Research and development credits	(21,413)	(11,165)	(7,713)
Uncertain tax positions	16,110	2,171	5,888
Impact of Tax Act and other tax law changes	(42)	—	85,606
Valuation allowance	46,253	38,205	(33,683)
Provision for (benefit from) income taxes	$19,917	$(13,232)	$(9,950)

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows:

	At December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$215,365	$192,508
Tax credit carryforwards	49,300	33,799
Research expenditures	12,139	577
Deferred revenue	16,254	17,716
Stock compensation	20,156	16,861
Fixed assets	1,345	313
Accruals and other	13,753	12,619
Gross deferred tax assets	328,312	274,393
Valuation allowance	(224,047)	(222,734)
Total deferred tax assets	104,265	51,659
Deferred tax liabilities:
Intangible assets and other	(26,203)	(23,282)
Deferred commissions	(33,263)	(26,008)
Convertible senior notes	(42,304)	—
Total deferred tax liabilities	(101,770)	(49,290)
Total net deferred tax assets (liabilities)	$2,495	$2,369
Non-current deferred income tax assets (included in other long-term assets)	$3,721	$2,946
Non-current deferred income tax liabilities (included in long-term liabilities)	$1,226	$577

The Company records net deferred tax assets to the extent that Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $1,313, $41,521 and $50,056 during the years ended December 31, 2019, 2018 and 2017, respectively. The change in valuation allowance for the year ended December 31, 2018, included an increase of $3,392 related to the 2020 Notes conversion. The change in valuation allowance for the year ended December 31, 2019, included a decrease of $44,855 related to the 2024 Notes issued in August 2019.

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

In December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly impacts the future ongoing U.S. corporate income tax by, among things, lowering the U.S. corporate income tax rates from 34% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system. The reduction of the U.S. corporate tax rate required the Company to revalue its U.S. deferred tax assets and liabilities during fiscal 2017 to the newly enacted federal rate of 21%. This transitional impact resulted in a provisional deferred tax benefit of $2,024 in the year ended December 31, 2017 related to a reduction in a US deferred tax liability on certain long-

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

lived acquired intangibles. This transitional impact also resulted in a $87,621 provisional reduction of certain of the Company’s US deferred tax assets which are offset by a full valuation allowance.

As of December 31, 2019, the amounts recorded for the Tax Act no longer remain provisional as the Company completed its accounting for the effect of the 2017 Tax Act within the measurement period under the SEC guidance.  However, the amounts recorded for the repatriation tax, the remeasurement of deferred taxes, and the Company’s reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances may be impacted by future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes, among others.

During the year ended December 31, 2019, the Company recorded a current and deferred tax expense of $17,670 related to the transfer of certain intellectual property rights from its wholly owned subsidiary in Israel. During the year ended December 31, 2018, the Company recorded a deferred tax benefit of $14,725 related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition. During the year ended December 31, 2017, the Company recorded a deferred tax benefit of $7,904 and $4,440 related to changes in the Company’s US valuation allowances as a result of the Cloudmark and WebLife acquisitions, respectively.

As of December 31, 2019 and 2018, the Company had net operating loss carry-forwards for federal income tax purposes of $841,970 and $797,569, respectively. The federal net operating losses generated prior to tax year beginning in 2018 and which are subject to expiration will expire between 2020 and 2037. As of December 31, 2019 and 2018, the Company had federal research credit carry-forwards of $37,783 and $24,556 respectively. The federal research and development credits will begin to expire in 2022.

As of December 31, 2019 and 2018, the Company had net operating loss carry-forwards for state income tax purposes of approximately $417,505 and $396,665, respectively. The state net operating losses will continue to expire between 2019 and 2039. As of December 31, 2019 and 2018, the Company had research and development credit carry-forwards for state income tax purpose of $32,291 and $22,987, respectively. The state research and development credits have no expiration period.

As of December 31, 2019, the Company had net operating losses carry-forwards in non-U.S. locations of approximately $52,851. As of December 31, 2018, the Company had no net operating losses carry-forwards in non-U.S. locations. As of December 31, 2019 and 2018, the Company had research and development credit carry-forwards in its non-U.S. locations of approximately $2,863 and $2,426, respectively. The non-U.S. research and development credits will begin to expire in 2032.

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

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. During the year ended December 31, 2019, the Company increased income tax expense by $368 from interest and penalties related to tax contingencies and has $677 of interest and penalties recorded as a long-term income tax liability. During the year ended December 31, 2018, the Company reduced income tax benefit by $21 from interest and penalties related to tax contingencies and has $309 of interest and penalties recorded as a long-term income tax liability as of December 31, 2018.

As of December 31, 2019, the Company had recorded unrecognized tax benefits of $16,068 that if recognized, would benefit the Company’s effective tax rate. As of December 31, 2018, the Company had recorded unrecognized tax benefits of $4,616 that, if recognized, would benefit the Company’s effective tax rate.

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

Because of net operating loss and credit carry-forwards, all of the Company’s tax years dating to inception in 2002 remain open to tax examination in U.S. and certain state tax jurisdictions. For other major non-U.S. jurisdictions, tax years from 2012 to present remain open to tax examination. The Company is not currently under audit in any material jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Balance as of December 31, 2016	$5,846
Increase in balances related to tax positions taken during the current period	8,160
Increase in balances related to tax positions taken during the prior period	45
Decrease in balances related to tax positions taken during the prior period	(2)
Decrease in balances related to statute expirations during the current period	(188)
Balance as of December 31, 2017	13,861
Increase in balances related to tax positions taken during the current period	2,692
Increase in balances related to tax positions taken during the prior period	217
Decrease in balances related to tax positions taken during the prior period	—
Decrease in balances related to statute expirations during the current period	(316)
Balance as of December 31, 2018	16,454
Increase in balances related to tax positions taken during the current period	14,195
Increase in balances related to tax positions taken during the prior period	2,637
Decrease in balances related to tax positions taken during the prior period	—
Decrease in balances related to statute expirations during the current period	(116)
Balance as of December 31, 2019	$33,170

As part of the transition to the new territorial tax system, the Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. Based on the evaluation of the Company’s operations, no repatriation tax charge was owed due to negative earnings and profits in the Company’s foreign operations.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.
2.1	*	Share Purchase Agreement among Proofpoint Israel Holdings Limited, ObserveIT Ltd. and Shareholder Representative Services, LLC, dated November 2, 2019.
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	8-K	001-35506	February 20, 2019	3.1
4.01		Form of Registrant’s common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Indenture between Registrant and Wells Fargo Bank, National Association (including the form of 0.25% Convertible Senior Notes due 2024), dated August 23, 2019.	8-K	001-35506	August 23, 219	4.1
4.03	*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.01		Form of Indemnity Agreement.	10-Q	001-35506	October 31, 2017	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	Amended and Restated 2012 Equity Incentive Plan and Form of Grant Agreements	10-Q	001-35506	July 29, 2019	10.01
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05	†	Corporate Bonus Program.	10-K	001-35506	February 26, 2015	10.05
10.06		Lease between the Registrant and Pathline LLC, dated October 23, 2018	8-K	001-35506	October 25, 2018	10.1
10.07	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.08	†	Offer Letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.09	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.10	†	Offer Letter to Blake Salle from the Registrant, dated October 24, 2018.	10-K	001-35506	February 21, 2019	10.11
10.11	†	Offer Letter to Bhagwat Swaroop from Registrant, dated April 27, 2016.	10-K	001-35506	February 23, 2017	10.12
21.01	*	Subsidiaries of Registrant.
23.01	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.01	*	Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	*	Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**

Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.

₊ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Gary Steele	Chief Executive Officer (Principal Executive Officer)	February 20, 2020
Gary Steele

/s/ Paul Auvil	Chief Financial Officer (Principal Financial Officer and Principal Accounting officer)	February 20, 2020
Paul Auvil

/s/ Dana Evan	Director	February 20, 2020
Dana Evan

/s/ Jonathan Feiber	Director	February 20, 2020
Jonathan Feiber

/s/ Kristen Gil	Director	February 20, 2020
Kristen Gil

/s/ Kevin Harvey	Director	February 20, 2020
Kevin Harvey

/s/ R. Scott Herren	Director	February 20, 2020
R. Scott Herren

/s/ Michael Johnson	Director	February 20, 2020
Michael Johnson

/s/ Leyla Seka	Director	February 20, 2020
Leyla Seka

/s/ Richard Wallace	Director	February 20, 2020
Richard Wallace