Form 10-Q
period 2020-03-31
PROOFPOINT INC
filed 2020-05-08
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from____to____

Commission File Number 001-35506

PROOFPOINT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0414846
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
892 Ross Drive Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

(408) 517-4710

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , $0.0001 par value per share,	PFPT	NASDAQ Global Select Market

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of April 24, 2020: 57,303,438 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$921,743	$847,555
Short-term investments	23,927	43,385
Accounts receivable, net	172,082	265,741
Inventory	377	1,249
Deferred product costs	2,946	2,723
Deferred commissions	48,039	47,250
Prepaid expenses and other current assets	27,873	22,081
Total current assets	1,196,987	1,229,984
Property and equipment, net	79,591	73,512
Operating lease right-of-use assets	54,960	51,852
Long-term deferred product costs	417	581
Goodwill	687,517	687,517
Intangible assets, net	171,046	186,023
Long-term deferred commissions	90,053	90,305
Other assets	17,690	17,737
Total assets	$2,298,261	$2,337,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,242	$16,311
Accrued liabilities	109,067	119,423
Operating lease liabilities	18,166	20,202
Deferred revenue	604,838	615,874
Total current liabilities	741,313	771,810
Convertible senior notes	757,965	749,620
Long-term operating lease liabilities	38,917	36,223
Other long-term liabilities	33,157	19,172
Long-term deferred revenue	168,730	168,189
Total liabilities	1,740,082	1,745,014
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 57,260 and 56,784 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	1,357,999	1,318,084
Accumulated other comprehensive income	5	1
Accumulated deficit	(799,831)	(725,594)
Total stockholders’ equity	558,179	592,497
Total liabilities and stockholders’ equity	$2,298,261	$2,337,511

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	$244,069	$199,584
Hardware and services	5,705	3,353
Total revenue	249,774	202,937
Cost of revenue:(1)(2)
Subscription	59,848	48,252
Hardware and services	9,083	6,991
Total cost of revenue	68,931	55,243
Gross profit	180,843	147,694
Operating expense:(1)(2)
Research and development	69,895	53,249
Sales and marketing	123,162	97,004
General and administrative	29,555	25,825
Total operating expense	222,612	176,078
Operating loss	(41,769)	(28,384)
Interest expense	(8,920)	—
Other income, net	4,621	726
Loss before income taxes	(46,068)	(27,658)
Provision for income taxes	(28,169)	(620)
Net loss	$(74,237)	$(28,278)
Net loss per share, basic and diluted	$(1.30)	$(0.51)
Weighted average shares outstanding, basic and diluted	56,974	55,335

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$5,542	$3,875
Cost of hardware and services revenue	$1,371	$906
Research and development	$15,605	$11,499
Sales and marketing	$18,519	$13,754
General and administrative	$10,528	$10,987

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$9,938	$6,762
Sales and marketing	$4,513	$3,537

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(74,237)	$(28,278)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	4	8
Comprehensive loss	$(74,233)	$(28,270)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	56,784	$6	$1,318,084	$1	$(725,594)	$592,497
Net loss	—	—	—	—	(74,237)	(74,237)
Unrealized gain on short-term investments	—	—	—	4	—	4
Stock-based compensation expense	—	—	47,975	—	—	47,975
Common stock issued	687	—	16,278	—	—	16,278
Tax withholding upon vesting of restricted stock awards	(211)	—	(24,338)	—	—	(24,338)
Balances at March 31, 2020	57,260	$6	$1,357,999	$5	$(799,831)	$558,179

	Three months ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	55,149	$6	$1,107,953	$(7)	$(595,418)	$512,534
Cumulative effect of adjustment from adoption of ASC 842	—	—	—	—	89	89
Net loss	—	—	—	—	(28,278)	(28,278)
Unrealized gain on short-term investments	—	—	—	8	—	8
Stock-based compensation expense	—	—	34,735	—	—	34,735
Common stock issued	688	—	13,756	—	—	13,756
Tax withholding upon vesting of restricted stock awards	(230)	—	(25,733)	—	—	(25,733)
Balances at March 31, 2019	55,607	$6	$1,130,711	$1	$(623,607)	$507,111

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(74,237)	$(28,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,470	18,660
Stock-based compensation	51,565	41,021
Amortization of debt issuance costs and accretion of debt discount	8,345	—
Amortization of deferred commissions	14,633	11,271
Noncash lease costs	6,426	5,634
Deferred income taxes	(325)	(60)
Other	(1,181)	734
Changes in assets and liabilities:
Accounts receivable	93,453	35,616
Inventory	872	(131)
Deferred product costs	(58)	100
Deferred commissions	(15,170)	(12,915)
Prepaid expenses	(6,290)	(6,369)
Other current assets	(282)	222
Long-term assets	(96)	(469)
Accounts payable	(6,017)	(4,305)
Accrued liabilities	14,720	(12,547)
Operating lease liabilities	(7,159)	(6,188)
Deferred revenue	(10,495)	12,103
Net cash provided by operating activities	92,174	54,099
Cash flows from investing activities
Proceeds from maturities of short-term investments	39,232	32,273
Purchase of short-term investments	(19,876)	(26,373)
Purchase of property and equipment	(12,359)	(5,477)
Net cash provided by investing activities	6,997	423
Cash flows from financing activities
Proceeds from issuance of common stock	2,966	1,105
Withholding taxes related to restricted stock net share settlement	(27,600)	(24,623)
Net cash used in financing activities	(24,634)	(23,518)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(907)	206
Net increase in cash, cash equivalents and restricted cash	73,630	31,210
Cash, cash equivalents and restricted cash
Beginning of period	857,907	186,152
End of period	$931,537	$217,362

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$4,789	$3,338
Operating lease right-of-use assets exchanged for lease obligations	$9,535	$745
Liability awards converted to equity	$13,313	$12,651

	March 31, 2020	March 31, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$921,743	$216,586
Restricted cash included in prepaid expenses and other current assets	3,223	284
Restricted cash included in other non-current assets	6,571	492
Total cash, cash equivalents and restricted cash	$931,537	$217,362

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. “Interest income” has been reclassified from “Interest income (expense)” to “Other income, net” in the condensed consolidated statements of operations. The reclassifications had no impact on previously reported net loss or accumulated deficit.

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

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2020. While there was not a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. To test goodwill for impairment, the Company compares the reporting unit’s carrying value with its fair value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value, then the impairment charge equal to the difference is recorded; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of March 31, 2020.

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

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	2	7
Customer relationships	2	8
Order backlog	1	3
Trade names and trademarks	1	5

The in-process research and development asset is not amortized until the associated project is completed.

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three months ended March 31, 2020 and 2019.

Accounting Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

The Company adopted ASU 2018-15 on January 1, 2020 prospectively. The adoption of ASU 2018-15 did not have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

The Company adopted ASU 2017-04 on January 1, 2020 prospectively. The adoption of ASU 2017-14 did not have an impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets, and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset.

The Company adopted ASU 2016-13 on January 1, 2020, utilizing the modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of partners and customers, and external market factors. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended March 31,
	2020	2019
Subscription service revenue	$236,721	$194,402
Subscription software revenue	7,348	5,182
Hardware and services	5,705	3,353
Total revenue	$249,774	$202,937

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $4,970 and $3,261 as of March 31, 2020 and December 31, 2019, respectively.

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

For the three months ended March 31, 2020 and 2019, the Company capitalized $15,170 and $12,915 of commission costs, respectively, and amortized $14,633 and $11,271, respectively.

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

For the three months ended March 31, 2020 and 2019, the Company capitalized $1,176 and $687 of deferred product costs, respectively, and amortized $1,119 and $786, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $218,622 and $175,884 of revenue during the three months ended March 31, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $1,060 and $1,553 of revenue during the three months ended March 31, 2020 and 2019, respectively, related to the performance obligations satisfied in prior periods.

Remaining performance obligations

Contracted revenue as of March 31, 2020 that has not yet been recognized (“contracted not recognized”) was $654,489, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 60% of contracted and not recognized revenue to be recognized over the next twelve months, 38% in years two and three, with the remaining balance recognized thereafter.

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

At the ObserveIT Acquisition Date, the consideration transferred was $213,747, net of cash acquired of $4,752. Of the consideration transferred, $3,250 was held in escrow to secure indemnification obligations.

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

Also, as part of the share purchase agreement, the unvested restricted shares of a certain employee of ObserveIT were exchanged into the right to receive $532 of deferred cash consideration. The deferred cash consideration is presented as restricted cash on the Company’s consolidated balance sheet s as of March 31, 2020 and December 31, 2019. The deferred cash consideration of $485 was allocated to post-combination expense and was not included in the purchase price. The deferred cash consideration is subject to forfeiture if employment terminates prior to the lapse of the restrictions, and the fair value is expensed as compensation expense over the three-year vesting period.

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

At the Meta Networks Acquisition Date, the consideration transferred was $104,664, net of cash acquired of $104. Of the consideration transferred, $12,500 was held in escrow to secure indemnification obligations.

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

Also, as part of the share purchase agreement, the unvested restricted shares of certain employees of Meta Networks were exchanged into the right to receive $7,827 of deferred cash consideration and 72 shares of the Company’s common stock that were deferred with the fair value of $8,599. The deferred cash consideration was presented as restricted cash on the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. The deferred cash consideration of $7,596 and the deferred stock of $8,338 (see Note 9 “Equity Award Plans”) were allocated to post-combination expense and were not included in the purchase price. The deferred cash consideration and deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as compensation and stock-based compensation expense over the three-year vesting period.

The Cost to Recreate Method was used to value the acquired developed technology asset. Management applied judgment in estimating the fair value of this intangible asset, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets	$356	N/A
Fixed assets	68	N/A
Core/developed technology	21,000	3
Deferred tax liability, net	(1,854)	N/A
Other liabilities	(671)	N/A
Goodwill	85,869	Indefinite
	$104,768

4. Intangible Assets

Intangible assets, excluding goodwill, consisted of the following:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$210,469	$(120,222)	$90,247	$210,469	$(110,284)	$100,185
Customer relationships	87,200	(28,930)	58,270	87,200	(25,608)	61,592
Trade names and patents	3,730	(2,650)	1,080	3,730	(2,349)	1,381
Order backlog	8,100	(7,251)	849	8,100	(6,360)	1,740
In-process research and development	20,600	—	20,600	21,125	—	21,125
	$330,099	$(159,053)	$171,046	$330,624	$(144,601)	$186,023

Amortization of intangible assets expense was $14,451 and $10,299 for the three months ended March 31, 2020 and 2019, respectively.

Future estimated amortization of intangible assets expense as of March 31, 2020 are presented below:

Year ending December 31,
2020, remainder	$42,614
2021	53,722
2022	31,460
2023	21,896
2024	13,599
Thereafter	7,755
$171,046

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2020 and December 31, 2019 and the classification by level of input within the fair value hierarchy:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$892,382	$892,382	$—	$—
Short-term investments:
Commercial paper	17,931	—	17,931	—
Corporate debt securities	3,997	—	3,997	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$916,309	$892,382	$23,927	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$815,158	$815,158	$—	$—
Commercial paper	9,989	—	9,989	—
Short-term investments:
Corporate debt securities	13,454	—	13,454	—
Commercial paper	27,932	—	27,932	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$868,532	$815,158	$53,374	$—

Based on quoted market prices as of March 31, 2020 and December 31, 2019, the fair value of the 2024 Notes (Note 8) was approximately $878,250 and $951,050, respectively, determined using Level 2 inputs as they are not actively traded in markets.

Investments

The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$29,361	$—	$—	$29,361
Money market funds	892,382	—	—	892,382
Total	$921,743	$—	$—	$921,743

Short-term investments:
Commercial paper	$17,931	$—	$—	$17,931
Corporate debt securities	4,001	—	(4)	3,997
U.S. Treasury securities	1,990	9	—	1,999
Total	$23,922	$9	$(4)	$23,927

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$22,408	$—	$—	$22,408
Money market funds	815,158	—	—	815,158
Commercial paper	9,989	—	—	9,989
Total	$847,555	$—	$—	$847,555

Short-term investments:
Corporate debt securities	$13,453	$2	$(1)	$13,454
Commercial paper	27,932	—	—	27,932
U.S. Treasury securities	1,998	1	—	1,999
Total	$43,383	$3	$(1)	$43,385

As of March 31, 2020 and December 31, 2019, respectively, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three months ended March 31, 2020 and 2019.

6. Leases

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in operating right-of-use assets and operating lease liabilities in the condensed consolidated balance sheets. The Company does not separate non-lease components from lease components for its real estate and data center leases and instead account for each separate lease component, and non-lease components associated with that lease component, as a single lease component. The Company does not recognize right-of-use assets and lease liabilities for short-term leases, which have a lease term of twelve months or less.

The Company has operating leases for corporate offices, research and development facilities, sales and marketing offices, and data centers. The Company’s real estate leases have remaining lease terms for up to ten years, some of which include options to extend the lease period up to ten years. The data center leases have remaining lease terms up to  three years, some of which have renewal periods of one year.

In October 2018, the Company entered into a 127 month lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become the Company’s new corporate headquarters. The property will be constructed by the landlord, with the completion date expected to occur between September and November 2020 which is when the lease is expected to commence. As such no ROU assets or related lease liabilities were recorded in the condensed financial statements for the three months ended March 31, 2020. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by five years. Base rental payments will be approximately $161,300 over the lease term.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$7,108	$6,340
Short-term lease cost	674	638
Variable lease cost	1,038	855
Total lease cost	$8,820	$7,833

Supplemental information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$9,559	$6,894
Right-of-use assets obtained in exchange for operating lease obligations	$9,535	$745
Weighted-average remaining lease term - operating leases	5 years	4 years
Weighted-average discount rate - operating leases	5.00%	4.75%

Maturities of lease liabilities as of March 31, 2020 were as follows:

Operating leases
Year ending December 31,
2020	$14,651
2021	14,190
2022	11,812
2023	7,085
2024	5,039
Thereafter	13,186
Total lease payments	65,963
Less imputed interest	(8,880)
Total	$57,083

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

The following table represents the carrying value of the 2024 Notes as of March 31, 2020:

	March 31, 2020	December 31, 2019
Liability component:
Principal	$920,000	$920,000
Less: debt discount and issuance costs, net of amortization	(162,035)	(170,380)
Net carrying amount	$757,965	$749,620
Equity component (1)	$163,023	$163,023

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

For the three months ended March 31, 2020 and 2019, the Company incurred the following expenses related to the 2024 Notes:

	Three Months Ended March 31,
	2020	2019
Interest expense related to contractual interest coupon	$575	$—
Amortization of debt discount and issuance costs	8,345	—
Total	$8,920	$—

9. Equity Award Plans

Stock-Based Compensation Plans

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective in April 2012. The 2012 Plan was amended, effective June 2019, when the Company’s stockholders approved an Amended and Restated 2012 Equity Incentive Plan (the “Amended 2012 Plan”) at the annual meeting of the stockholders on June 6, 2019. The Company has eight equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the Amended 2012 Plan and six plans assumed by the Company upon various business acquisitions. The assumed plans are the Cloudmark plan, the WebLife plan, the Meta Networks plan, the ObserveIT plan and two FireLayers plans. Upon the Company’s initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to the assumed plans. All outstanding stock awards under the 2002 Plan, the assumed plans and Amended 2012 Plan will continue to be governed by their existing terms. Under the Amended 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). The Amended 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the Amended 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.

Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. As of March 31, 2020, 6,632 shares were available for future grant. Restricted stock awards generally vest over a four to five-year period.

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

Stock Options

There were no options granted during the three months ended March 31, 2020 and 2019.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,047	$30.55	4.38	$88,190
Options exercised	(91)	32.58
Options forfeited and expired	(2)	18.11
Balance at March 31, 2020	954	$30.38	4.15	$68,907

The total intrinsic value of options exercised was $7,936 and $7,765 for the three months ended March 31, 2020 and 2019, respectively. Total cash proceeds from such option exercises were $2,965 and $1,105 for the three months ended March 31, 2020 and 2019, respectively.

The fair value of option grants that vested was $204 and $515 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had unamortized stock-based compensation expense of $7,304 related to stock options that will be recognized over the average remaining vesting term of the options of 1.94 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2019	4,895	$103.48
Awards granted	836	97.83
Awards vested	(545)	99.95
Awards forfeited	(95)	104.84
Awarded and unvested at March 31, 2020	5,091	$102.90

As of March 31, 2020, there was $388,925 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.54 years.

The Company granted 152 and 161 shares of PSUs in the three months ended March 31, 2020 and 2019, respectively. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $27,899 as of March 31, 2020.

Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus and other liability awards was $3,763 and $13,427 as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, 125 and 107 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $3,763 and $3,135 for the three months ended March 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2020, there were 2,733 shares of the Company’s common stock available for future issuance under the ESPP.

As of March 31, 2020, the Company expects to recognize $1,168 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.12 years.

Restricted Stock and Deferred Shares

The Company granted 111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $712 of stock-based compensation expense in the three months ended March 31, 2019. As of December 31, 2019, all shares were vested.

As part of the WebLife acquisition in 2017, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $602 and $595 of stock-based compensation in the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $4,015 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition in 2018, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $382 and $1,009 of stock-based compensation in the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, all shares were fully vested.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $692 of stock-based compensation in the three months ended March 31, 2020. As of March 31, 2020, there was $5,898 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	March 31, 2020	March 31, 2019
Stock options to purchase common stock	954	1,181
Restricted stock units	5,091	4,573
Employee stock purchase plan	157	163
Common stock subject to repurchase	156	172
Bonus and other liability awards	32	26
2024 Notes	5,975	—
Total	12,365	6,115

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

The following sets forth total revenue by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended March 31,
	2020	2019
Total revenue:
United States	$198,625	$163,419
Rest of world	51,149	39,518
Total revenue	$249,774	$202,937

Long-lived assets by geographic area are presented below:

	March 31, 2020	December 31, 2019
Long-lived assets:
United States	$63,650	$58,447
Rest of world	15,941	15,065
Total long-lived assets	$79,591	$73,512

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

Income tax expense for the three months ended March 31, 2020 was $28,169 on pre-tax losses of $46,068. The Company recognized income tax expense of $620 on pre-tax losses of $27,658 for the three months ended March 31, 2019. The income tax rate for the three months ended March 31, 2020 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also due to the recognition of a $26,989 tax expense related to the transfer of certain intellectual property rights from the Company’s wholly owned subsidiary in Israel to the United States. The income tax rate for the three months ended March 31, 2019 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was negative 61% and 2%, respectively.

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

As of March 31, 2020, the Company’s gross uncertain tax benefits totaled $48,860, excluding related accrued interest and penalties of $907. As of March 31, 2020, $31,070 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the three months ended March 31, 2020, the Company’s gross uncertain tax benefits increased $15,689. The increase is comprised of a $16,110 increase for tax positions taken in the current period, offset by a $420 decrease for tax positions taken in prior periods.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. The Company is continuing to analyze the CARES Act, but the CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.

13. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $1,649 and $831, respectively, to the 401(k) Plan during the three months ended March 31, 2020 and 2019.

14. Subsequent Event

On May 5, 2020, the Company acquired The Defence Works Limited, a privately held company based in the U.K. that provides security awareness and phishing simulation training services. The purchase price was approximately $2,800.

The Company is currently in the process of accounting for the business acquired, including the valuation of assets acquired and liabilities assumed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks and uncertainties, including risk and uncertainty around the impact of the COVID-19 outbreak, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2019 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew by 29% for the three months ended March 31, 2020 as compared to the prior year period, representing 20% of our total revenue for the period. In terms of customer concentration, two partners accounted for 12% and 11%, respectively, of our total revenue for each of the three months ended March 31, 2020 and 2019. These partners sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Significant Developments

In March 2020, the World Health Organization declared the outbreak of COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. During the first quarter of 2020, the Company’s financial results and operations were not significantly impacted by the COVID-19 outbreak. In addition, see Part II-Item 1A, “Risk Factors,” included herein for an update that we made to our existing risk factors to include information on risks associated with pandemics in general and COVID-19 specifically. The extent to which the COVID-19 outbreak impacts our financial results and operations for fiscal year 2020 and going forward will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it.

We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives could impact our operations. The COVID-19 pandemic presents extraordinary challenges in predicting future performance, and while we have modeled many scenarios and associated outcomes, there may be events or trends that are more dire than we have modeled given the unique nature of this event. In particular, we are monitoring COVID-19’s effects on our business across many dimensions, including its broad effects on customers in highly impacted industries and on key European economies as they each attempt to recover. These dimensions may change as the pandemic and the response to the pandemic evolve. Some of our customers impacted by COVID-19 seek to manage cash by executing shorter contract durations or by furloughing or laying off employees, especially in highly impacted industries such as travel and hospitality. Other customers are choosing to slow or defer projects, especially those in highly impacted industries and with complex projects requiring large archiving imports that rely heavily on third party resources to manage and execute. We will continue to monitor the impact of the COVID-19 pandemic and continually assess its potential effects on our business and our outlook, the actual results of which will largely depend on future developments, including the duration and spread of the outbreak as well as the varied impacts to our customer base by region or industry, which cannot be accurately predicted and are uncertain.

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

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Total revenue	$249,774	$202,937
Growth	23%	25%
Gross margin percentage	72%	73%
Non-GAAP gross margin	79%	78%
Billings (non-GAAP)	$237,989	$215,049
Growth	11%	15%
Free cash flows (non-GAAP)	$79,815	$48,622

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
GAAP gross profit	$180,843	$147,694
GAAP gross margin	72%	73%
Plus:
Stock-based compensation expense	6,913	4,781
Amortization expense of intangible assets	9,938	6,762
Non-GAAP gross profit	$197,694	$159,237
Non-GAAP gross margin	79%	78%

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

The following table presents the reconciliation of total revenue to billings for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total revenue	$249,774	$202,937
Deferred revenue and customer prepayments
Ending	787,098	617,170
Beginning	797,173	605,073
Net change	(10,075)	12,097
Unbilled accounts receivable
Ending	3,965	1,261
Beginning	2,255	1,276
Net change	(1,710)	15
Billings	$237,989	$215,049

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
GAAP cash flows provided by operating activities:	$92,174	$54,099
Less:
Purchase of property and equipment	(12,359)	(5,477)
Non-GAAP free cash flows	$79,815	$48,622

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred commissions, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessment of goodwill, intangible assets and other long-lived assets, loss contingency, and recognition and measurement of current and deferred income taxes have the greatest potential impact on our accompanying Condensed Consolidated Financial Statements, and consider these to be our critical accounting estimates. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2019 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three Months Ended March 31,
	2020		2019
	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$244,069	98%	$199,584	98%
Hardware and services	5,705	2	3,353	2
Total revenue	249,774	100	202,937	100
Cost of revenue:
Subscription	59,848	24	48,252	24
Hardware and services	9,083	4	6,991	3
Total cost of revenue	68,931	28	55,243	27
Gross profit	180,843	72	147,694	73
Operating expense:
Research and development	69,895	28	53,249	26
Sales and marketing	123,162	49	97,004	48
General and administrative	29,555	12	25,825	13
Total operating expense	222,612	89	176,078	87
Operating loss	(41,769)	(17)	(28,384)	(14)
Interest expense	(8,920)	(4)	—	—
Other income, net	4,621	2	726	—
Loss before income taxes	(46,068)	(19)	(27,658)	(14)
Provision for income taxes	(28,169)	(11)	(620)	—
Net loss	$(74,237)	(30)%	$(28,278)	(14)%

Comparison of the three months ended March 31, 2020 and 2019:

Revenue

	Three Months Ended March 31,
	2020	2019	% Change
	($ in thousands)
Revenue
Subscription	$244,069	$199,584	22%
Hardware and services	5,705	3,353	70%
Total revenue	$249,774	$202,937	23%

Subscription revenue for the three months ended March 31, 2020 increased $44.5 million, or 22%, as compared to the corresponding period last year. The increases were primarily due to $33.0 million increases in subscription revenue contributed from the United States. To a lesser extent, for the same period, there were increases of $11.5 million in revenue contributed from international locations. The increases in subscription revenue were due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%. Additionally, the revenue recognized from acquired deferred revenue related to our acquisitions were $2.1 million in the three months ended March 31, 2020 as compared to $1.8 million in the three months ended March 31, 2019.

Hardware and services revenue for the three months ended March 31, 2020 increased $2.4 million, or 70%, as compared to the corresponding period last year. The increase for the three months ended March 31, 2020 was primarily due to an increase in hardware revenue of $1.0 million and an increase in professional service revenue of $1.4 million.

Cost of Revenue

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Cost of revenue
Subscription	$59,848	$48,252	24%
Hardware and services	9,083	6,991	30%
Total cost of revenue	$68,931	$55,243	25%

Cost of subscription revenue for the three months ended March 31, 2020 increased $11.6 million, or 24%, as compared to the corresponding period last year. The increases were primarily due to $7.8 million increases in operations-related expenses including higher network expense from increased data usage, depreciation expense as a result of higher capital expenditures to support our growth, intangible amortization expense of developed technology from the acquisitions, and higher compensation costs due to increase in headcount. Support-related expenses increased $3.6 million, primarily due to higher headcount related costs.

Cost of hardware and services revenue for the three months ended March 31, 2020 increased $2.1 million, or 30%, as compared to the corresponding period last year, primarily due to increases in professional service costs of $1.6 million as our headcount increased. The cost of hardware units sold increased $0.5 million for the three months ended March 31, 2020.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	% Change
	($ in thousands)
Research and development	$69,895	$53,249	31%
Percent of total revenue	28%	26%

Research and development expenses increased $16.6 million, or 31%, for the three months ended March 31, 2020, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $14.2 million and a corporate expense increase of $0.9 million. Facilities expense increased $1.0 million, primarily due to higher network expense from higher data usage.

	Three Months Ended March 31,
	2020	2019	% Change
	($ in thousands)
Sales and marketing	$123,162	$97,004	27%
Percent of total revenue	49%	48%

Sales and marketing expenses increased $26.2 million, or 27%, for the three months ended March 31, 2020, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $23.1 million, which include increases in stock-based compensation expense of $4.8 million. Corporate and facilities expenses increased $1.1 million, due to higher headcount. Travel expenses increased $0.4 million for the three months ended March 31, 2020, as compared to the same period last year. Intangible amortization expense increased $1.0 million for the three months ended March 31, 2020 as compared to the same period last year.

	Three Months Ended March 31,
	2020	2019	% Change
	($ in thousands)
General and administrative	$29,555	$25,825	14%
Percent of total revenue	12%	13%

General and administrative expenses increased $3.7 million, or 14%, for the three months ended March 31, 2020, as compared to the corresponding period last year. Personnel-related expenses increased $3.1 million due to higher headcount. Corporate and facilities expenses increased $1.0 million primarily due to higher headcount. Litigation related expenses increased $0.8 million for the three months ended March 31, 2020, primarily due to trade secret litigation brought by us against a third party. Acquisition related costs increased $0.3 million for the three months ended March 31, 2020. The overall increase was partially offset by a decrease in outside service expenses of $1.5 million primarily due to a reduction in implementation costs for new accounting systems, and other accounting related costs.

Interest Expense

	Three Months Ended March 31,
	2020	2019	% Change
	($ in thousands)
Interest expense	$(8,920)	$—

Interest expense of $8.9 million for the three months ended March 31, 2020, were due to the 2024 Notes issued on August 23, 2019, and consisted of accretion of $8.3 million and cash interest expense of $0.6 million.

Other Income, Net

	Three Months Ended March 31,
	2020	2019	% Change
	($ in thousands)
Other income, net	$4,621	$726	537%

Other income, net increased $3.9 million, for the three months ended March 31, 2020, as compared to the corresponding period last year, due to a $2.2 million increase in foreign currency translation gains and a $1.7 million increase in interest income from cash and investments due to higher cash and investment balances.

Provision for Income Taxes

	Three Months Ended March 31,
	2020	2019	% Change
	($ in thousands)
Provision for income taxes	$(28,169)	$(620)	4,443%

The provision for income taxes increased $27.5 million for the three months ended March 31, 2020, as compared to the corresponding period last year. The increase for the three months ended March 31, 2020 was primarily due to the transfer of intellectual property between consolidated entities that resulted in an additional tax expense of $27.0 million.

Liquidity and Capital Resources

As of March 31, 2020, we had $921.7 million in cash and cash equivalents and $23.9 million in short-term investments, for a total of $945.7 million. Also refer to Note 8 “Convertible Senior Notes” to the consolidated financial statements for discussion of the 2024 Notes. The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $92.2 million for the three months ended March 31, 2020, compared to $54.1 million for the corresponding period of the prior year.  Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company’s future results, we believe our efficient business model leaves us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We have also not observed any impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

As of March 31, 2020, we had approximately $17.5 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$92,174	$54,099
Net cash provided by investing activities	$6,997	$423
Net cash used in financing activities	$(24,634)	$(23,518)

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

Net cash provided by operating activities in the three months ended March 31, 2020 was $92.2 million, as compared to $54.1 million provided in the three months ended March 31, 2019. The increase of $38.1 million was primarily due to:

•	An increase in amortization of intangible assets of $4.2 million due to acquired businesses, and an increase in depreciation of fixed assets of $0.6 million due to an increase in capital expenditures;
•	A $3.4 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	An increase in stock-based compensation expense of $10.5 million due to the increase in headcount and grants made;
•	A $8.3 million increase in amortization of debt issuance costs and accretion of debt discount for the 2024 Notes issued in the third quarter of 2019;
•	An increase in accounts receivable change of $57.8 million due to the timing of payments; and

•	A $27.3 million increase in accrued liabilities change due to a $14.8 million increase in uncertain tax benefit change as well as the timing of other payments made.

The increase was partially offset by:

•	An increase in net loss of $46.0 million;
•	A $1.7 million decrease in accounts payable change due to the timing of payments;
•	A decrease in deferred revenue change of $22.6 million primarily due to the timing of billings and revenue recognized;
•	A decrease in deferred commission change of $2.3 million primarily due to an increase in billings; and
•	A decrease in other adjustment of $1.9 million primarily due to foreign currency exchange.

Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash provided by investing activities was $7.0 million in the three months ended March 31, 2020 as compared to $0.4 million the three months ended March 31, 2019. The increase in cash provided by investing activities of $6.6 million was primarily due to a $7.0 million increase in maturities of short-term investments, and a $6.5 million decrease in cash spent to acquire short-term investments, partially offset by a $6.9 million increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $24.6 million in the three months ended March 31, 2020 as compared to $23.5 million used in the three months ended March 31, 2019. The increase in cash used in financing activities of $1.1 million was primarily due to a $3.0 million increase in withholding taxes paid related to restricted stock net share settlement, partially offset by a $1.9 million increase in proceeds from common stock issuance related to employee stock plans.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2020 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of March 31, 2020, we had cash, cash equivalents and short-term investments of $945.7 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2020, we had an outstanding balance of $920.0 million aggregate principal amount of the 2024 Notes (see Note 8 “Convertible Senior Notes” to the accompanying Condensed Consolidated Financial Statements). We carry the notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying condensed consolidated balance sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company had $1.7 million foreign currency transaction gain and $0.5 million foreign currency transaction loss for the three months ended March 31, 2020 and March 31, 2019, respectively. Transaction gains and losses are included in other income (expense), net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We have incurred net losses in every year since our inception, including net losses of $74.2 million and $28.3 million for the three months ended March 31, 2020 and 2019, respectively. As a result, we had an accumulated deficit of $799.8 million as of March 31, 2020. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

We are unable to accurately predict the full extent to which the global COVID-19 pandemic may impact our business operations, financial performance, results of operations and stock price.

The COVID-19 pandemic presents extraordinary challenges in predicting future performance, and while we have modeled many scenarios and associated outcomes, there may be events that are more dire than we have modeled given the unique nature of this event. Although we are closely monitoring the impact of the COVID-19 pandemic and continually assess its potential effects on our business, our actual results could vary widely from our models. The extent to which our projections are affected by COVID-19 will largely depend on future developments, including the duration and spread of the outbreak, which cannot be accurately predicted and are uncertain. The COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Weakened global economic conditions may adversely affect our industry, business and financial results.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the information technology industry, resulting in reduced demand for our solutions as a result of continued constraints on IT-related capital spending by our customers and increased price competition for our solutions. Further, any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, economic uncertainty and other difficulties, such as the COVID-19 pandemic, may affect one or more of the sectors or countries in which we sell our services. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the COVID-19 pandemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

For example, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business. Furthermore, the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, could also increase as a result of the effects of the pandemic, which could include increased price competition or a reduction in customer spending. Due to restrictions on travel and in-person meetings, current or potential customers may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Any of these events could have an adverse effect on our business, operating results and financial position.

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

Our operating results and other metrics have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the impact of the COVID-19 pandemic;
•	the level of demand for our solutions, including our newly-introduced solutions, and the level of perceived urgency regarding security threats and compliance requirements;
•	the timing of new subscriptions and renewals of existing subscriptions;
•	the mix of solutions sold;
•	the extent to which customers subscribe for additional solutions or increase the number of users;
•	customer budgeting cycles and seasonal buying patterns;
•	the extent to which we bring on new distributors;
•	any changes in the competitive landscape of our industry, including consolidation among our competitors, customers, partners or resellers;
•	timing of costs and expenses during a quarter;
•	deferral of orders in anticipation of new solutions or enhancements announced by us;
•	price competition;
•	changes in renewal rates and terms in any quarter;
•	the impact of acquisitions;
•	litigation costs;
•	any disruption in our sales channels or termination of our relationship with strategic channel partners;
•	general economic conditions, both domestically and in our foreign markets, and related changes to currency exchange rates;
•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; or
•	future accounting pronouncements or changes in our accounting policies.

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

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including through litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may attempt to renegotiate contracts, seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The recent and ongoing global COVID-19 pandemic may also increase the likelihood, frequency and magnitude of these risks.

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

Because our solutions are complex, undetected errors, failures or bugs may occur, especially when solutions are first introduced or when new versions or updates are released, or when we introduce an acquired company’s products of services, despite our efforts to test those solutions and enhancements prior to release. This includes not only vulnerabilities that are specific to our solutions, but also vulnerabilities that impact the third-party or open source software or services that we use or the hardware that we rely on for our solutions. Additionally, we may be impacted by the evaluation of the security of our services by third party security scoring companies whether those evaluations are accurate or not.  We may not be able to correct defects, errors, vulnerabilities or failures promptly, or to correct inaccuracies in perceptions about these matters at all.

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

In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•

fluctuations in currency exchange rates, including as a result of volatile market conditions arising from the COVID-19 pandemic, which may cause our revenues and operating results to differ materially from expectations;

•	which may cause our revenues and operating results to differ materially from expectations;
•	our lack of familiarity with commercial and social norms and customs in other countries which may adversely affect our ability to recruit, retain and manage employees in these countries;
•	difficulties and costs associated with staffing and managing foreign operations;
•	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;
•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
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

Any interruptions or delays in services provided through our internal operations or by third-parties, including data center hosting facilities, network service providers, cloud computing platform providers and other hardware and software vendors, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.

Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics (including the ongoing COVID-19 pandemic) and other events beyond our control. We rely on a number of third-party providers for data center hosting facilities, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers or our internal operations and infrastructure, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, may impact our ability to properly maintain and repair our systems, thereby causing us to lose customers.

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

For example, the COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we conduct business and as a result, we have begun to experience more pronounced disruptions in our daily internal operations, including the closures of our physical domestic and international offices to promote the safety and security of our employees and to support the communities in which we operate. We have instituted remote working arrangements for employees where practicable, resulting in potential latent inefficiencies that may impact our operations.

Although we maintain crisis management and disaster response plans, including our business continuity plan, such events could make it difficult or impossible for us to deliver our services to our customers, could lead to lengthy interruptions in our service, and could decrease demand for our services. The occurrence of an extended interruption of our or third‑party services for any reason could result in lengthy interruptions in our services or in the delivery of customers’ email and require us to provide service credits, refunds, indemnification payments or other payments to our customers, and could also result in the loss of customers. Additionally, any such system failures or outages could compromise our ability to conduct business or delay our financial reporting, which could materially affect our operating results and financial condition.

Any failure to offer or the inability of our customers to access our high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.

Once our solutions are deployed, our customers depend on accessing our support organization to resolve any technical issues relating to our solutions, which may be impaired by interruptions caused by natural disasters, fire, power shortages, pandemics (including the ongoing COVID-19 pandemic) and other events beyond our control. In addition, our sales process is highly dependent on our solutions and business reputation and on strong recommendations from our existing customers. Any failure to maintain or the inability of our customers to access our high-quality technical support, or a market perception that we do not maintain high-quality support or the inability of our customers to access our high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

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

In addition, as of March 31, 2020, we had $858.6 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced solutions, effectively manage or expand our business, or increase our revenue.

Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other critical personnel. Competition for qualified management, technical and other personnel is intense, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, our ability to grow our business could be harmed. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity‑based compensation. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. If we lose the services of our senior management or other key personnel, including due to illness resulting from COVID-19, if we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

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

As of March 31, 2020, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2020 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2020. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Further, holders of the 2024 Notes have the right to require us to repurchase all or a portion of their 2024 Notes upon the occurrence of a “fundamental change” (as defined in the indenture) before the maturity date at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2024 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2024 Notes surrendered therefor or pay cash with respect of 2024 Notes being converted.

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

In addition, the stock markets in general and the NASDAQ Global Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks, especially security and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources. Furthermore, market volatility arising from the COVID-19 pandemic may lead to increased shareholder activism if we experience a market valuation that they believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we issue equity securities in any additional financing, the new securities may have rights and preferences senior to our common stock. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. The trading prices for our common stock and the stock of other technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 8, 2020.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)