Form 10-Q
period 2020-06-30
PROOFPOINT INC
filed 2020-07-31
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 17, 2020: 57,641,722 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$961,356	$847,555
Short-term investments	11,988	43,385
Accounts receivable, net	173,086	265,741
Inventory	367	1,249
Deferred product costs	2,846	2,723
Deferred commissions	49,818	47,250
Prepaid expenses and other current assets	27,835	22,081
Total current assets	1,227,296	1,229,984
Property and equipment, net	84,863	73,512
Operating lease right-of-use assets	67,128	51,852
Long-term deferred product costs	382	581
Goodwill	688,461	687,517
Intangible assets, net	159,507	186,023
Long-term deferred commissions	93,687	90,305
Other assets	15,808	17,737
Total assets	$2,337,132	$2,337,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,451	$16,311
Accrued liabilities	120,867	119,423
Operating lease liabilities	23,755	20,202
Deferred revenue	593,451	615,874
Total current liabilities	743,524	771,810
Convertible senior notes	766,403	749,620
Long-term operating lease liabilities	46,290	36,223
Other long-term liabilities	35,187	19,172
Long-term deferred revenue	169,360	168,189
Total liabilities	1,760,764	1,745,014
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 57,588 and 56,784 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	1,398,786	1,318,084
Accumulated other comprehensive income	2	1
Accumulated deficit	(822,426)	(725,594)
Total stockholders’ equity	576,368	592,497
Total liabilities and stockholders’ equity	$2,337,132	$2,337,511

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	$254,892	$210,780	$498,961	$410,364
Hardware and services	3,546	3,659	9,251	7,012
Total revenue	258,438	214,439	508,212	417,376
Cost of revenue:(1)(2)
Subscription	59,193	50,648	119,041	98,900
Hardware and services	8,382	7,180	17,465	14,171
Total cost of revenue	67,575	57,828	136,506	113,071
Gross profit	190,863	156,611	371,706	304,305
Operating expense:(1)(2)
Research and development	70,602	55,185	140,497	108,434
Sales and marketing	116,279	102,837	239,441	199,841
General and administrative	14,812	27,881	44,367	53,706
Total operating expense	201,693	185,903	424,305	361,981
Operating loss	(10,830)	(29,292)	(52,599)	(57,676)
Interest expense	(9,013)	—	(17,933)	—
Other (expense) income, net	(1,092)	659	3,529	1,385
Loss before income taxes	(20,935)	(28,633)	(67,003)	(56,291)
Provision for income taxes	(1,660)	(280)	(29,829)	(900)
Net loss	$(22,595)	$(28,913)	$(96,832)	$(57,191)
Net loss per share, basic and diluted	$(0.39)	$(0.52)	$(1.69)	$(1.03)
Weighted average shares outstanding, basic and diluted	57,369	55,768	57,168	55,553

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$5,235	$4,269	$10,777	$8,144
Cost of hardware and services revenue	$1,408	$1,054	$2,779	$1,960
Research and development	$16,431	$12,522	$32,036	$24,021
Sales and marketing	$17,047	$15,799	$35,566	$29,553
General and administrative	$(3,660)	$12,006	$6,868	$22,993

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$9,992	$7,505	$19,930	$14,267
Sales and marketing	$3,947	$3,634	$8,460	$7,171

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(22,595)	$(28,913)	$(96,832)	$(57,191)
Other comprehensive income, net of tax:
Unrealized (loss) gain on short-term investments, net	(3)	1	1	9
Comprehensive loss	$(22,598)	$(28,912)	$(96,831)	$(57,182)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2020	57,260	$6	$1,357,999	$5	$(799,831)	$558,179
Net loss	—	—	—	—	(22,595)	(22,595)
Unrealized loss on short-term investments	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	32,435	—	—	32,435
Issuance of restricted shares	11	—	—	—	—	—
Common stock issued	381	—	15,576	—	—	15,576
Tax withholding upon vesting of restricted stock awards	(64)	—	(7,224)	—	—	(7,224)
Balances at June 30, 2020	57,588	$6	$1,398,786	$2	$(822,426)	$576,368

	Six months ended June 30, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	56,784	$6	$1,318,084	$1	$(725,594)	$592,497
Net loss	—	—	—	—	(96,832)	(96,832)
Unrealized gain on short-term investments	—	—	—	1	—	1
Stock-based compensation expense	—	—	80,410	—	—	80,410
Issuance of restricted shares	11	—	—	—	—	—
Common stock issued	1,068	—	31,854	—	—	31,854
Tax withholding upon vesting of restricted stock awards	(275)	—	(31,562)	—	—	(31,562)
Balances at June 30, 2020	57,588	$6	$1,398,786	$2	$(822,426)	$576,368

	Three months ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2019	55,607	$6	$1,130,711	$1	$(623,607)	$507,111
Net loss	—	—	—	—	(28,913)	(28,913)
Unrealized gain on short-term investments	—	—	—	1	—	1
Stock-based compensation expense	—	—	42,207	—	—	42,207
Acquisition of Meta Networks, Ltd. (Note 3)	72	—	446	—	—	446
Common stock issued	442	—	13,587	—	—	13,587
Tax withholding upon vesting of restricted stock awards	(78)	—	(9,151)	—	—	(9,151)
Balances at June 30, 2019	56,043	$6	$1,177,800	$2	$(652,520)	$525,288

	Six months ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	55,149	$6	$1,107,953	$(7)	$(595,418)	$512,534
Cumulative effect of adjustment from adoption of ASC 842	—	—	—	—	89	89
Net loss	—	—	—	—	(57,191)	(57,191)
Unrealized gain on short-term investments	—	—	—	9	—	9
Stock-based compensation expense	—	—	76,942	—	—	76,942
Acquisition of Meta Networks, Ltd. (Note 3)	72	—	446	—	—	446
Common stock issued	1,130	—	27,343	—	—	27,343
Tax withholding upon vesting of restricted stock awards	(308)	—	(34,884)	—	—	(34,884)
Balances at June 30, 2019	56,043	$6	$1,177,800	$2	$(652,520)	$525,288

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(96,832)	$(57,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,460	38,237
Stock-based compensation	88,026	86,671
Amortization of debt issuance costs and accretion of debt discount	16,783	—
Amortization of deferred commissions	30,003	23,671
Noncash lease costs	12,918	11,347
Deferred income taxes	(692)	(610)
Other	268	967
Changes in assets and liabilities:
Accounts receivable	92,062	27,860
Inventory	881	124
Deferred product costs	76	(95)
Deferred commissions	(35,953)	(30,978)
Prepaid expenses	(6,773)	(7,695)
Other current assets	(180)	459
Long-term assets	(59)	(623)
Accounts payable	(9,513)	(3,166)
Accrued liabilities	20,122	(10,371)
Operating lease liabilities	(13,561)	(11,448)
Deferred revenue	(21,252)	30,350
Net cash provided by operating activities	122,784	97,509
Cash flows from investing activities
Proceeds from maturities of short-term investments	51,187	55,049
Purchase of short-term investments	(19,876)	(41,768)
Purchase of property and equipment	(24,149)	(13,850)
Receipts from escrow account	154	—
Acquisition of businesses, net of cash acquired	(2,720)	(104,503)
Net cash provided by (used in) investing activities	4,596	(105,072)
Cash flows from financing activities
Proceeds from issuance of common stock	18,543	14,691
Withholding taxes related to restricted stock net share settlement	(35,145)	(35,005)
Net cash used in financing activities	(16,602)	(20,314)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(174)	79
Net increase (decrease) in cash, cash equivalents and restricted cash	110,604	(27,798)
Cash, cash equivalents and restricted cash
Beginning of period	857,907	186,152
End of period	$968,511	$158,354

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$6,267	$5,681
Operating lease right-of-use assets exchanged for lease obligations	$28,195	$3,979
Liability awards converted to equity	$13,313	$12,651

	June 30, 2020	June 30, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$961,356	$149,697
Restricted cash included in prepaid expenses and other current assets	3,229	3,414
Restricted cash included in other non-current assets	3,926	5,243
Total cash, cash equivalents and restricted cash	$968,511	$158,354

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for other interim periods or for future years.

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

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2020. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. To test goodwill for impairment, the Company compares the reporting unit’s carrying value with its fair value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value, then the impairment charge equal to the difference is recorded; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of June 30, 2020.

Intangible assets consist of developed technology, customer relationships, trademarks and patents, and order backlog. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.

Intangible assets are amortized on a straight-line basis over their estimated lives, which approximate the pattern in which the economic benefits of the intangible assets are consumed, as follows (in years):

	Low	High
Patents	4	5
Developed technology	2	7
Customer relationships	2	8
Order backlog	1	3
Trade names and trademarks	1	5

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and six months ended June 30, 2020 and 2019.

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

The Company adopted ASU 2018-15 on January 1, 2020 prospectively. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company adopted ASU 2017-04 on January 1, 2020 prospectively. The adoption of ASU 2017-14 did not have an impact on the Company’s condensed consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subscription service revenue	$244,137	$207,074	$480,858	$401,476
Subscription software revenue	10,755	3,706	18,103	8,888
Hardware and services	3,546	3,659	9,251	7,012
Total revenue	$258,438	$214,439	$508,212	$417,376

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $2,389 and $3,261 as of June 30, 2020 and December 31, 2019, respectively.

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

For the three months ended June 30, 2020 and 2019, the Company capitalized $20,783 and $18,063 of commission costs, respectively, and amortized $15,370 and $12,400, respectively. For the six months ended June 30, 2020 and 2019, the Company capitalized $35,953 and $30,978 of commission costs, respectively, and amortized $30,003 and $23,671, respectively.

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

For the three months ended June 30, 2020 and 2019, the Company capitalized $901 and $889 of deferred product costs, respectively, and amortized $1,035 and $694, respectively. For the six months ended June 30, 2020 and 2019, the Company capitalized $2,077 and $1,576 of deferred product costs, respectively, and amortized $2,154 and $1,481, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $222,562 and $187,447 of revenue during the three months ended June 30, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $394,857 and $328,985 of revenue during the six months ended June 30, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $1,456 and $1,639 of revenue during the three months ended June 30, 2020 and 2019, respectively, related to the performance obligations satisfied in prior periods. The Company recognized $1,442 and $1,811 of revenue during the six months ended June 30, 2020 and 2019, respectively, related to the performance obligations satisfied in prior periods.

Remaining performance obligations

Contracted revenue as of June 30, 2020 that has not yet been recognized (“contracted not recognized”) was $686,609, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 58% of contracted and not recognized revenue to be recognized over the next twelve months, 39% in years two and three, with the remaining balance recognized thereafter.

3. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for the acquisitions described below, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to purchase prices in excess of the estimated fair values of the acquired companies’ net identifiable assets acquired and, as a result, goodwill was recorded in connection with the acquisitions. Goodwill related to the acquisitions of The Defence Works Limited, ObserveIT, Ltd. and Meta Networks, Ltd. is deductible for tax purposes.

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

2020 Acquisition

The Defence Works Limited

On May 5, 2020, the Company completed its acquisition of The Defence Works Limited. The acquisition brings a library of interactive content to the Company’s security awareness training portfolio and provides the Company’s customers innovative content to support their security education programs. The total consideration was $2,767, of which $766 was allocated to goodwill and $2,400 was allocated to intangible assets. The acquired intangible assets consist of content library which is included within the developed technology assets in Note 4 “Goodwill and Intangible Assets.” The impact of the acquisition was not material to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020.

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

Also, as part of the share purchase agreement, the unvested restricted shares of a certain employee of ObserveIT were exchanged into the right to receive $532 of deferred cash consideration. The deferred cash consideration is presented as restricted cash on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019. The deferred cash consideration of $485 was allocated to post-combination expense and was not included in the purchase price. The deferred cash consideration is subject to forfeiture if employment terminates prior to the lapse of the restrictions, and the fair value is expensed as compensation expense over the three-year vesting period.

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

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets	$10,603	N/A
Fixed assets	2,132	N/A
Operating lease right-of-use asset	2,669	N/A
Other assets	652	N/A
Customer relationships	15,800	5
Order backlog	1,300	1
Core/developed technology	35,400	4
Trade name	400	2
In-process research and development*	20,600	N/A
Operating lease liabilities	(3,317)	N/A
Deferred revenue	(6,700)	N/A
Other liabilities	(5,591)	N/A
Goodwill	144,551	Indefinite
	$218,499

*Purchased in-process research and development was accounted for as an indefinite-lived intangible asset until the underlying project was completed.

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

Also, as part of the share purchase agreement, the unvested restricted shares of certain employees of Meta Networks were exchanged into the right to receive $7,827 of deferred cash consideration and 72 shares of the Company’s common stock that were deferred with the fair value of $8,599. The unpaid deferred cash consideration was presented as restricted cash on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The deferred cash consideration of $7,596 and the deferred stock of $8,338 (see Note 9 “Equity Award Plans”) were allocated to post-combination expense and were not included in the purchase price. The deferred cash consideration and deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as compensation and stock-based compensation expense over the three-year vesting period.

The Cost to Recreate Method was used to value the acquired developed technology asset. Management applied judgment in estimating the fair value of this intangible asset, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets	$356	N/A
Fixed assets	68	N/A
Core/developed technology	21,000	3
Deferred tax liability, net	(1,854)	N/A
Other liabilities	(671)	N/A
Goodwill	85,869	Indefinite
	$104,768

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Beginning balance as of December 31, 2019	$687,517
Acquisition during period	766
Purchase accounting adjustments	178
Closing balance as of June 30, 2020	$688,461

Intangible assets, excluding goodwill, consisted of the following:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$233,469	$(130,214)	$103,255	$210,469	$(110,284)	$100,185
Customer relationships	87,200	(32,252)	54,948	87,200	(25,608)	61,592
Trade names and patents	3,730	(2,950)	780	3,730	(2,349)	1,381
Order backlog	8,100	(7,576)	524	8,100	(6,360)	1,740
In-process research and development	—	—	—	21,125	—	21,125
	$332,499	$(172,992)	$159,507	$330,624	$(144,601)	$186,023

In-process research and development asset was transferred to developed technology in the three months ended June 30, 2020, as the associated project was completed.

Amortization of intangible assets expense was $13,939 and $11,139 for the three months ended June 30, 2020 and 2019, respectively, and $28,390 and $21,438 for the six months ended June 30, 2020 and 2019, respectively.

Future estimated amortization of intangible assets expense as of June 30, 2020 are presented below:

Year ending December 31,
2020, remainder	$29,115
2021	54,322
2022	32,060
2023	22,495
2024	13,807
Thereafter	7,708
$159,507

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2020 and December 31, 2019 and the classification by level of input within the fair value hierarchy:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$921,061	$921,061	$—	$—
Short-term investments:
Commercial paper	9,988	—	9,988	—
U.S. Treasury securities	2,000	—	2,000	—
Total financial assets	$933,049	$921,061	$11,988	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$815,158	$815,158	$—	$—
Commercial paper	9,989	—	9,989	—
Short-term investments:
Corporate debt securities	13,454	—	13,454	—
Commercial paper	27,932	—	27,932	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$868,532	$815,158	$53,374	$—

Based on quoted market prices as of June 30, 2020 and December 31, 2019, the fair value of the 2024 Notes (Note 8) was approximately $901,269 and $951,050, respectively, determined using Level 2 inputs as they are not actively traded in markets.

Investments

The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$40,295	$—	$—	$40,295
Money market funds	921,061	—	—	921,061
Total	$961,356	$—	$—	$961,356

Short-term investments:
Commercial paper	$9,988	$—	$—	$9,988
U.S. Treasury securities	1,998	2	—	2,000
Total	$11,986	$2	$—	$11,988

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$22,408	$—	$—	$22,408
Money market funds	815,158	—	—	815,158
Commercial paper	9,989	—	—	9,989
Total	$847,555	$—	$—	$847,555

Short-term investments:
Corporate debt securities	$13,453	$2	$(1)	$13,454
Commercial paper	27,932	—	—	27,932
U.S. Treasury securities	1,998	1	—	1,999
Total	$43,383	$3	$(1)	$43,385

As of June 30, 2020 and December 31, 2019, respectively, all investments mature in less than one year. Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no impairments were required to be recognized during the three and six months ended June 30, 2020 and 2019.

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

In October 2018, the Company entered into a 127 month lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become the Company’s new corporate headquarters. The property is being constructed by the landlord, with the completion date expected to occur in November 2020, which is when the lease is expected to commence. As such no ROU assets or related lease liabilities were recorded in the condensed financial statements for the three and six months ended June 30, 2020. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by five years. Base rental payments will be approximately $161,300 over the lease term.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$7,203	$6,391	$14,311	$12,731
Short-term lease cost	617	709	1,291	1,347
Variable lease cost	1,127	853	2,165	1,708
Total lease cost	$8,947	$7,953	$17,767	$15,786

Supplemental information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$6,408	$5,938	$15,967	$12,832
Right-of-use assets obtained in exchange for operating lease obligations	$18,660	$3,234	$28,195	$3,979
Weighted-average remaining lease term - operating leases			5 years	4 years
Weighted-average discount rate - operating leases			4.32%	4.83%

Maturities of lease liabilities as of June 30, 2020 were as follows:

Operating leases
Year ending December 31,
2020	$14,242
2021	19,640
2022	17,725
2023	8,234
2024	4,836
Thereafter	13,714
Total lease payments	78,391
Less imputed interest	(8,346)
Total	$70,045

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

The following table represents the carrying value of the 2024 Notes as of June 30, 2020:

	June 30, 2020	December 31, 2019
Liability component:
Principal	$920,000	$920,000
Less: debt discount and issuance costs, net of amortization	(153,597)	(170,380)
Net carrying amount	$766,403	$749,620
Equity component (1)	$163,023	$163,023

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

For the three and six months ended June 30, 2020 and 2019, the Company incurred the following expenses related to the 2024 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense related to contractual interest coupon	$575	$—	$1,150	$—
Amortization of debt discount and issuance costs	8,438	—	16,783	—
Total	$9,013	$—	$17,933	$—

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

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. As of June 30, 2020, 6,601 shares were available for future grant. Restricted stock awards generally vest over a four to five-year period.

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

Stock Options

There were no options granted during the six months ended June 30, 2020 and 2019.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,047	$30.55	4.38	$88,190
Options exercised	(115)	30.65
Options forfeited and expired	(2)	18.06
Balance at June 30, 2020	930	$30.56	3.92	$74,934

The total intrinsic value of options exercised was $10,067 and $16,078 for the six months ended June 30, 2020 and 2019, respectively. Total cash proceeds from such option exercises were $3,522 and $2,876 for the six months ended June 30, 2020 and 2019, respectively.

The fair value of option grants that vested was $1,285 and $815 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had unamortized stock-based compensation expense of $6,212 related to stock options that will be recognized over the average remaining vesting term of the options of 1.79 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2019	4,895	$103.48
Awards granted	982	99.62
Awards vested	(749)	101.84
Awards forfeited	(146)	105.58
Awarded and unvested at June 30, 2020	4,982	$102.90

As of June 30, 2020, there was $358,368 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.39 years.

The Company granted 155 shares of PSU and 11 restricted performance-based shares in the six months ended June 30, 2020. The Company granted 161 shares of PSUs in the six months ended June 30, 2019. The PSU and restricted shares vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $2,908 as of June 30, 2020.

Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus and other liability awards was $8,200 and $13,427 as of June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020 and 2019, 125 and 107 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $8,200 and $6,484 for the six months ended June 30, 2020 and 2019, respectively.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2020, there were 2,580 shares of the Company’s common stock available for future issuance under the ESPP.

As of June 30, 2020, the Company expects to recognize $4,057 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.38 years.

Restricted Stock and Deferred Shares

The Company granted 111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $1,432 of stock-based compensation expense in the six months ended June 30, 2019. As of December 31, 2019, all shares were vested.

As part of the WebLife acquisition in 2017, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $1,204 and $1,197 of stock-based compensation in the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $3,413 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the acquisition of Wombat Security Technologies, Inc. in 2018, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $382 and $1,598 of stock-based compensation in the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, all shares were fully vested.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $1,383 and $350 of stock-based compensation in the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $5,206 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2020	June 30, 2019
Stock options to purchase common stock	930	1,132
Restricted stock units	4,982	4,589
Employee stock purchase plan	127	244
Common stock subject to repurchase	143	54
Bonus and other liability awards	74	114
2024 Notes	5,975	—
Total	12,231	6,133

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

The following sets forth total revenue by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue:
United States	$205,077	$172,682	$403,702	$336,101
Rest of world	53,361	41,757	104,510	81,275
Total revenue	$258,438	$214,439	$508,212	$417,376

Long-lived assets by geographic area are presented below:

	June 30, 2020	December 31, 2019
Long-lived assets:
United States	$70,092	$58,447
Rest of world	14,771	15,065
Total long-lived assets	$84,863	$73,512

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

Income tax expense for the three and six months ended June 30, 2020 was $1,660 and $29,829 on pre-tax losses of $20,935 and $67,003, respectively. The Company recognized income tax expense of $280 and $900 on pre-tax losses of $28,633 and $56,291 for the three and six months ended June 30, 2019, respectively. The income tax rate for the three and six months ended June 30, 2020 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the six months ended June 30, 2020 also varied from the United States statutory income rate due to the recognition of $27,107 tax expense related to the transfer of certain intellectual property rights from the Company’s wholly owned subsidiary in Israel to the United States which occurred in the quarter ended March 31, 2020. The income tax rate for the three and six months ended June 30, 2019 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses.

The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was negative 45% and 2%, respectively.

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

As of June 30, 2020, the Company’s gross uncertain tax benefits totaled $50,581, excluding related accrued interest and penalties of $1,238. As of June 30, 2020, $32,206 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the six months ended June 30, 2020, the Company’s gross uncertain tax benefits increased $17,411. The increase is comprised of a $17,432 increase for tax positions taken in the current period, offset by a $21 decrease for tax positions taken in prior periods.

The Company is currently under audit by the Israel Tax Authority for tax years 2013 through 2017. Due to the audit by the Israel Tax Authority it is reasonably possible that the Company’s uncertain tax positions could change within the next 12 months. An estimate of the range of any change cannot be made. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities. The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the six months ended June 30, 2020.

13. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $579 and $2,228, respectively, to the 401(k) Plan during the three and six months ended June 30, 2020. The Company contributed $589 and $1,420, respectively, to the 401(k) Plan during the three and six months ended June 30, 2019.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew by 29% for the six months ended June 30, 2020 as compared to the prior year period, representing 21% of our total revenue for the period. In terms of customer concentration, two partners accounted for 13% and 11%, respectively, of our total revenue for the three months ended June 30, 2020. Two partners accounted for 12% and 11% of our total revenue, respectively, for the three months ended June 30, 2019. These partners sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Significant Developments

In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. During the first two quarters of 2020, the Company’s overall financial results and operations were modestly impacted by the COVID-19 outbreak. The Company also indicated it expected to experience a modest decline in new and add-on billings as compared to 2019, which will have a greater impact on the Company’s financial results in the second half of 2020 than in the first half of the year. The Company’s travel expense and marketing expense for in-person events were decreased as well due to global restrictions on travel issued by most major nations where the Company does business. In addition, see Part II-Item 1A, “Risk Factors,” included herein for an update that we made to our existing risk factors to include information on risks associated with pandemics in general and COVID-19 specifically. The extent to which the COVID-19 outbreak impacts our financial results and operations for fiscal year 2020 and going forward will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Total revenue	$258,438	$214,439	$508,212	$417,376
Growth	21%	25%	22%	25%
Gross margin percentage	74%	73%	73%	73%
Non-GAAP gross margin	80%	79%	80%	79%
Billings (non-GAAP)	$250,018	$232,119	$488,007	$447,168
Growth	8%	17%	9%	16%
Free cash flows (non-GAAP)	$18,820	$35,037	$98,635	$83,659

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
GAAP gross profit	$190,863	$156,611	$371,706	$304,305
GAAP gross margin	74%	73%	73%	73%
Plus:
Stock-based compensation expense	6,643	5,323	13,556	10,104
Amortization expense of intangible assets	9,992	7,505	19,930	14,267
Non-GAAP gross profit	$207,498	$169,439	$405,192	$328,676
Non-GAAP gross margin	80%	79%	80%	79%

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

The following table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Total revenue	$258,438	$214,439	$508,212	$417,376
Deferred revenue and customer prepayments
Ending	776,255	635,450	776,255	635,450
Beginning	787,098	617,170	797,173	605,073
Net change	(10,843)	18,280	(20,918)	30,377
Unbilled accounts receivable
Ending	1,542	1,861	1,542	1,861
Beginning	3,965	1,261	2,255	1,276
Net change	2,423	(600)	713	(585)
Billings	$250,018	$232,119	$488,007	$447,168

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
GAAP cash flows provided by operating activities:	$30,610	$43,410	$122,784	$97,509
Less:
Purchase of property and equipment	(11,790)	(8,373)	(24,149)	(13,850)
Non-GAAP free cash flows	$18,820	$35,037	$98,635	$83,659

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

For performance-based restricted stock units and restricted shares, we recognize expense when it is probable that the performance conditions will be met. We assess these conditions on a quarterly basis.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income earned on our cash, cash equivalents and short-term investments, and the net effect of foreign currency transaction gains and losses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	($ in thousands)
Revenue:
Subscription	$254,892	99%	$210,780	98%	$498,961	98%	$410,364	98%
Hardware and services	3,546	1	3,659	2	9,251	2	7,012	2
Total revenue	258,438	100	214,439	100	508,212	100	417,376	100
Cost of revenue:
Subscription	59,193	23	50,648	24	119,041	23	98,900	24
Hardware and services	8,382	3	7,180	3	17,465	4	14,171	3
Total cost of revenue	67,575	26	57,828	27	136,506	27	113,071	27
Gross profit	190,863	74	156,611	73	371,706	73	304,305	73
Operating expense:
Research and development	70,602	27	55,185	26	140,497	27	108,434	26
Sales and marketing	116,279	45	102,837	48	239,441	47	199,841	48
General and administrative	14,812	6	27,881	13	44,367	9	53,706	13
Total operating expense	201,693	78	185,903	87	424,305	83	361,981	87
Operating loss	(10,830)	(4)	(29,292)	(14)	(52,599)	(10)	(57,676)	(14)
Interest expense	(9,013)	(4)	—	—	(17,933)	(4)	—	—
Other (expense) income, net	(1,092)	—	659	1	3,529	1	1,385	—
Loss before income taxes	(20,935)	(8)	(28,633)	(13)	(67,003)	(13)	(56,291)	(14)
Provision for income taxes	(1,660)	(1)	(280)	—	(29,829)	(6)	(900)	—
Net loss	$(22,595)	(9)%	$(28,913)	(13)%	$(96,832)	(19)%	$(57,191)	(14)%

Comparison of the three and six months ended June 30, 2020 and 2019:

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Revenue
Subscription	$254,892	$210,780	21%	$498,961	$410,364	22%
Hardware and services	3,546	3,659	(3)%	9,251	7,012	32%
Total revenue	$258,438	$214,439	21%	$508,212	$417,376	22%

Subscription revenue for the three and six months ended June 30, 2020 increased $44.1 million, or 21%, and $88.6 million, or 22%, respectively, as compared to the corresponding periods last year. The increases were primarily due to $32.9 million and $65.9 million, respectively, increases in subscription revenue contributed from the United States. To a lesser extent, for the same periods, there were increases of $11.2 million and $22.7 million, respectively, in revenue contributed from international locations. The increases in subscription revenue were due to the increased demand for our advanced threat solutions, increase in add-on activity and renewal rate being in excess of 90%. Additionally, the revenue recognized from acquired deferred revenue related to our acquisitions were $1.5 million and $3.6 million, respectively, in the three and six months ended June 30, 2020 as compared to $1.3 million and $3.1 million, respectively, in the three and six months ended June 30, 2019.

Hardware and services revenue change was not material for the three months ended June 30, 2020 as compared to the same period in 2019. For the six months ended June 30, 2020, hardware and service revenue increased $2.2 million, or 32% as compared to the corresponding period last year. The increase was primarily due to an increase in hardware revenue of $0.8 million and an increase in professional service revenue of $1.4 million.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Cost of revenue
Subscription	$59,193	$50,648	17%	$119,041	$98,900	20%
Hardware and services	8,382	7,180	17%	17,465	14,171	23%
Total cost of revenue	$67,575	$57,828	17%	$136,506	$113,071	21%

Cost of subscription revenue for the three and six months ended June 30, 2020 increased $8.6 million, or 17%, and $20.1 million, or 20%, respectively, as compared to the corresponding periods last year. The increases were primarily due to $6.1 million and $13.9 million, respectively, increases in operations-related expenses including higher network expense from increased data usage, depreciation expense as a result of higher capital expenditures to support our growth, intangible amortization expense of developed technology from the acquisitions, and higher compensation costs due to increase in headcount. Support-related expenses increased $3.0 million and $6.6 million, respectively, primarily due to higher headcount related costs.

Cost of hardware and services revenue for the three and six months ended June 30, 2020 increased $1.2 million, or 17%, and $3.3 million, or 23%, respectively, as compared to the corresponding periods last year, primarily due to increases in professional service costs of $1.1 million and $2.7 million, respectively, as our headcount increased. The cost of hardware units sold increased $0.5 million for the six months ended June 30, 2020.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Research and development	$70,602	$55,185	28%	$140,497	$108,434	30%
Percent of total revenue	27%	26%		27%	26%

Research and development expenses increased $15.4 million, or 28%, and $32.1 million, or 30%, respectively, for the three and six months ended June 30, 2020, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $13.4 million and $27.6 million, respectively, and a corporate expense increase of $0.4 million and $1.4 million, respectively. Facilities expense increased $1.0 million and $2.0 million, respectively, primarily due to higher network expense from higher data usage. Outside service-related expense increased $0.9 million and $1.3 million, respectively, due to increase in consulting costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Sales and marketing	$116,279	$102,837	13%	$239,441	$199,841	20%
Percent of total revenue	45%	48%		47%	48%

Sales and marketing expenses increased $13.4 million, or 13%, and $39.6 million, or 20%, respectively, for the three and six months ended June 30, 2020, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $17.6 million and $40.6 million, respectively, which include increases in stock-based compensation expense of $1.2 million and $6.0 million, respectively. Corporate and facilities expenses increased $0.4 million and $1.6 million, respectively, due to higher headcount. Intangible amortization expense increased $1.3 million for the six months ended June 30, 2020 as compared to the same period last year. The increases were partially offset by the decreases in travel expense of $3.8 million and $3.3 million, respectively, for the three and six months ended June 30, 2020, as compared to the same period last year, primarily due to travel restrictions imposed by COVID-19. Additionally, expense for lead generation, trade shows, advertising and other initiatives decreased $1.0 million and $0.8 million, respectively, primarily due to the reduction of trade shows due to COVID-19.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
General and administrative	$14,812	$27,881	(47)%	$44,367	$53,706	(17)%
Percent of total revenue	6%	13%		9%	13%

General and administrative expenses decreased $13.1 million, or 47%, and $9.3 million, or 17%, respectively, for the three and six months ended June 30, 2020, as compared to the corresponding periods last year. In the three months ended June 30, 2020, management determined that the performance conditions for certain performance stock units were not probable to be achieved, as a result, due to the change in estimate and cumulative catch-up adjustment, the expense associated with those performance stock units decreased $14.0 million and $13.0 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods last year. Additionally, a non-recurring one-year RSU grant to the Chief Executive Officer fully vested in June 2019, and, as such the expense for the three and six months ended June 30, 2020 were reduced $2.6 million and $6.5 million, respectively. Remaining personnel-related expense increased $4.0 million and $10.0 million for the three and six months ended June 30, 2020, respectively, primarily due to higher headcount. Corporate expense increased $0.5 million and $1.6 million for the three and six months ended June 30, 2020, respectively. Litigation related expenses increased $1.0 million and $1.8 million for the three and six months ended June 30, 2020, respectively, primarily due to trade secret litigation brought by us against a third party. Acquisition costs decreased $0.4 million and $0.1 million, respectively, and outside service expense decreased $1.3 million and $2.9 million, respectively, for the three and six months ended June 30, 2020, primarily due to a reduction in implementation costs for new accounting systems, and other accounting related costs.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Interest expense	$(9,013)	$—		$(17,933)	$—

Interest expense of $9.0 million and $17.9 million for the three and six months ended June 30, 2020, respectively, were due to the 2024 Notes issued on August 23, 2019, and consisted of accretion of $8.4 million and $16.8 million, respectively, and cash interest expense of $0.6 million and $1.2 million, respectively.

Other (Expense) Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Other (expense) income, net	$(1,092)	$659	(266%)	$3,529	$1,385	155%

Other income, net decreased $1.8 million for the three months ended June 30, 2020, as compared to the corresponding period last year, primarily due to a $1.1 million increase in foreign currency translation loss and $0.7 million decrease in interest income from cash and investments.

Other income, net increased $2.1 million for the six months ended June 30, 2020, as compared to the corresponding period last year, primarily due to a $1.1 million increase in foreign currency translation gain and $1.0 million increase in interest income from cash and investments.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)
Provision for income taxes	$(1,660)	$(280)	493%	$(29,829)	$(900)	3,214%

The provision for income taxes increased $1.4 million and $28.9 million, respectively, for the three and six months ended June 30, 2020, as compared to the corresponding periods last year. The increase for the three months ended June 30, 2020 was primarily due to a $1.0 million increase of foreign taxes related to operations in our non-US subsidiaries, as compared to the corresponding prior period. The increase for the six months ended June 30, 2020 was primarily due to the transfer of intellectual property between consolidated entities that resulted in an additional tax expense of $27.1 million, and a $1.4 million increase of foreign taxes related to operations in our non-US subsidiaries.

Liquidity and Capital Resources

As of June 30, 2020, we had $961.4 million in cash and cash equivalents and $12.0 million in short-term investments, for a total of $973.3 million. Also refer to Note 8 “Convertible Senior Notes” to the consolidated financial statements for discussion of the 2024 Notes. The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $122.8 million for the six months ended June 30, 2020, compared to $97.5 million for the corresponding period of the prior year.  Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company’s future results, we believe our efficient business model leaves us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We have also not observed any impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

As of June 30, 2020, we had approximately $24.9 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	($ in thousands)
Net cash provided by operating activities	$122,784	$97,509
Net cash provided by (used in) investing activities	$4,596	$(105,072)
Net cash used in financing activities	$(16,602)	$(20,314)

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

Net cash provided by operating activities in the six months ended June 30, 2020 was $122.8 million, as compared to $97.5 million provided in the six months ended June 30, 2019. The increase of $25.3 million was primarily due to:

•	An increase in amortization of intangible assets of $7.0 million due to acquired businesses, and an increase in depreciation of fixed assets of $1.3 million due to an increase in capital expenditures;
•	A $6.3 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	An increase in stock-based compensation expense of $1.4 million due to the increase in headcount and grants made, partially offset by catch-up adjustments made to performance stock unit expenses;
•	A $16.8 million increase in amortization of debt issuance costs and accretion of debt discount for the 2024 Notes issued in the third quarter of 2019;
•	An increase in accounts receivable change of $64.2 million due to the timing of payments; and
•	A $30.5 million increase in accrued liabilities change due to a $15.7 million increase in uncertain tax benefit change as well as the timing of other payments made.

The increase was partially offset by:

•	An increase in net loss of $39.6 million;
•	A $6.3 million decrease in accounts payable change due to the timing of payments; and
•	A decrease in deferred revenue change of $51.6 million primarily due to the timing of billings and revenue recognized;
•	A decrease in deferred commission change of $5.0 million primarily due to an increase in billings.

Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash provided by investing activities was $4.6 million in the six months ended June 30, 2020 as compared to $105.1 million used in investing activities in the six months ended June 30, 2019. The increase in cash provided by investing activities of $109.7 million was primarily due to a $101.8 million decrease in payments for acquired businesses, and a $21.9 million decrease in cash spent to acquire short-term investments, partially offset by a $3.9 million decrease in maturities of short-term investments, and a $10.3 million increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $16.6 million in the six months ended June 30, 2020 as compared to $20.3 million used in the six months ended June 30, 2019. The decrease in cash used in financing activities of $3.7 million was primarily due to a $3.8 million increase in proceeds from common stock issuance related to employee stock plans, partially offset by a $0.1 million increase in withholding taxes paid related to restricted stock net share settlement.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2020 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of June 30, 2020, we had cash, cash equivalents and short-term investments of $973.3 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2020, we had an outstanding balance of $920.0 million aggregate principal amount of the 2024 Notes (see Note 8 “Convertible Senior Notes” to the accompanying Condensed Consolidated Financial Statements). We carry the notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying condensed consolidated balance sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company had $0.1 million foreign currency transaction gain and $0.9 million foreign currency transaction loss for the six months ended June 30, 2020 and 2019, respectively. Transaction gains and losses are included in other income (expense), net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We have incurred net losses in every year since our inception, including net losses of $96.8 million and $57.2 million for the six months ended June 30, 2020 and 2019, respectively. As a result, we had an accumulated deficit of $822.4 million as of June 30, 2020. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

We are unable to accurately predict the full extent to which the global COVID-19 pandemic may impact our business operations, financial performance, results of operations and stock price.

The COVID-19 pandemic presents extraordinary challenges in predicting future performance, and while we have modeled many scenarios and associated outcomes, there may be events that are more dire than we have modeled given the unique nature of this event. Although we are closely monitoring the impact of the COVID-19 pandemic and continually assess its potential effects on our business, our actual results could vary widely from our models. The extent to which our projections are affected by COVID-19 will largely depend on future developments, including the duration and spread of the outbreak, which still cannot be accurately predicted and are uncertain. The COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

For example, current or potential customers have delayed and decreased and may continue to delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic has had and may continue to have on their business. Furthermore, the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, has and could also further increase as a result of the effects of the pandemic, which could include increased price competition or a reduction in customer spending. Due to restrictions on travel and in-person meetings, current or potential customers may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Any of these events could have an adverse effect on our business, operating results and financial position.

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

If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including through litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers have attempted to and may continue to attempt to renegotiate contracts, seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The recent and ongoing global COVID-19 pandemic may also increase the likelihood, frequency and magnitude of these risks.

If we are unable to maintain high subscription renewal rates, our future revenue and operating results will be harmed.

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, which typically ranges from one to three years. In addition, our customers may renew for fewer subscription services or users, renew for shorter contract lengths or renew at lower prices due to competitive or other pressures. We cannot accurately predict renewal rates and our renewal rates may decline or fluctuate as a result of a number of factors, including competition, customers’ IT budgeting and spending priorities, and deteriorating general economic conditions, including as a result of the COVID-19 pandemic. If our customers do not renew their subscriptions for our solutions, our revenue would decline, and our business would suffer.

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

In the past we have relied on U.S.-European Union Frameworks for transatlantic data flows such as the EU-U.S. Privacy Shield, for which we self-certified under the EU-U.S. Privacy Shield framework on October 5, 2016. However, Privacy Shield is currently being challenged in European Union (“EU”) courts, and on July 16, 2020, the Court of Justice of the EU issued a decision invalidating outright the EU-U.S. Privacy Shield framework, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to U.S. data transfers. We also rely on Standard Contractual Clauses (“SCCs”) authorized by the EU’s Data Protection Directive of 1995 for transatlantic data flows, but the SCCs are also being challenged in EU courts, so there is some uncertainty regarding our ability to rely on SCCs in the future for EU to US data transfer.  Additionally, the EU’s General Data Protection Regulation, began to be enforced on May 25, 2018, and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. We have seen increased customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws (such as the New York Department of Financial Services’ Cybersecurity Regulation and the new California Consumer Privacy Act of 2018 that became effective January 1, 2020), national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

We continue to be substantially dependent on our sales force to obtain new customers and to sell additional solutions to our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel. New hires require significant training and may take significant time before they achieve full productivity, a period which may be prolonged due to the remote working arrangements we have adopted due to the COVID-19 pandemic. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

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

We currently serve our customers from third‑party data center facilities and resources located in the United States, Canada, Australia and Europe. We also rely on bandwidth providers, Internet service providers, mobile networks and other third-party IT service providers to operate our business and to deliver our solutions. Any damage to, or failure or disruption of, the systems of our third‑party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated, we could experience additional expense in arranging for new facilities and support. Our data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center facilities. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Similarly, some of our solutions’ features run or depend on IT services run by third parties, such as data feeds or public clouds, such as Amazon Web Services and Google Cloud, and an extended failure of such services might materially and adversely impact our ability to provide our services to our customers. Furthermore, some of our sales and business operations, such as CRM and billing and invoicing depend in part on third-party IT service providers and if those services were to be unavailable for extended periods of time it might materially and adversely affect our ability to operate.

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

In addition, as of June 30, 2020, we had $848.0 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. We have significant operations in the Silicon Valley area of Northern California, a region known for seismic activity and wildfires. A major earthquake, wildfire or other natural disaster, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. These negative events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Because we do not carry earthquake insurance for direct quake‑related losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

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

As of June 30, 2020, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2020 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2020. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2020, the Company issued 11,053 shares of its common stock to the former sole shareholder of The Defence Works Limited, in connection with the consummation of the Company's acquisition of The Defence Works Limited. The shares were not registered under the Securities Act of 1933, as amended (“Securities Act”) in reliance upon the exemption from registration pursuant to Regulation S of the Securities Act because the former sole shareholder is an individual based outside of the U.S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on July 31, 2020.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)