Form 10-Q
period 2020-09-30
PROOFPOINT INC
filed 2020-10-30
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of October 16, 2020: 57,708,252 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,019,523	$847,555
Short-term investments	—	43,385
Accounts receivable, net	180,914	265,741
Inventory	345	1,249
Deferred product costs	2,847	2,723
Deferred commissions	51,779	47,250
Prepaid expenses and other current assets	29,550	22,081
Total current assets	1,284,958	1,229,984
Property and equipment, net	101,250	73,512
Operating lease right-of-use assets	65,248	51,852
Long-term deferred product costs	410	581
Goodwill	688,454	687,517
Intangible assets, net	144,804	186,023
Long-term deferred commissions	96,071	90,305
Other assets	15,017	17,737
Total assets	$2,396,212	$2,337,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,012	$16,311
Accrued liabilities	140,311	119,423
Operating lease liabilities	23,368	20,202
Deferred revenue	613,107	615,874
Total current liabilities	782,798	771,810
Convertible senior notes	774,934	749,620
Long-term operating lease liabilities	45,464	36,223
Other long-term liabilities	37,127	19,172
Long-term deferred revenue	180,537	168,189
Total liabilities	1,820,860	1,745,014
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 57,740 shares issued and 57,628 shares outstanding at September 30, 2020; 56,784 shares issued and outstanding at December 31, 2019	6	6
Additional paid-in capital	1,441,384	1,318,084
Treasury stock, at cost; 112 shares at September 30, 2020	(11,737)	—
Accumulated other comprehensive income	—	1
Accumulated deficit	(854,301)	(725,594)
Total stockholders’ equity	575,352	592,497
Total liabilities and stockholders’ equity	$2,396,212	$2,337,511

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	$260,672	$224,275	$759,633	$634,639
Hardware and services	5,997	3,110	15,248	10,122
Total revenue	266,669	227,385	774,881	644,761
Cost of revenue:(1)(2)
Subscription	60,144	52,308	179,185	151,208
Hardware and services	8,777	7,573	26,242	21,744
Total cost of revenue	68,921	59,881	205,427	172,952
Gross profit	197,748	167,504	569,454	471,809
Operating expense:(1)(2)
Research and development	71,743	60,060	212,240	168,494
Sales and marketing	121,294	105,502	360,735	305,343
General and administrative	25,821	26,388	70,188	80,094
Total operating expense	218,858	191,950	643,163	553,931
Operating loss	(21,110)	(24,446)	(73,709)	(82,122)
Interest expense	(9,106)	(3,698)	(27,039)	(3,698)
Other (expense) income, net	(119)	2,180	3,410	3,565
Loss before income taxes	(30,335)	(25,964)	(97,338)	(82,255)
Provision for income taxes	(1,540)	(18,376)	(31,369)	(19,276)
Net loss	$(31,875)	$(44,340)	$(128,707)	$(101,531)
Net loss per share, basic and diluted	$(0.55)	$(0.79)	$(2.25)	$(1.82)
Weighted average shares outstanding, basic and diluted	57,616	56,014	57,321	55,708

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$5,132	$4,519	$15,909	$12,663
Cost of hardware and services revenue	$1,402	$1,043	$4,181	$3,003
Research and development	$16,462	$13,735	$48,498	$37,756
Sales and marketing	$19,963	$16,515	$55,529	$46,068
General and administrative	$7,948	$9,871	$14,816	$32,864

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$10,756	$7,886	$30,686	$22,153
Sales and marketing	$3,947	$3,632	$12,407	$10,803

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(31,875)	$(44,340)	$(128,707)	$(101,531)
Other comprehensive income, net of tax:
Unrealized (loss) gain on short-term investments, net	(2)	1	(1)	10
Comprehensive loss	$(31,877)	$(44,339)	$(128,708)	$(101,521)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at June 30, 2020	57,588	$6	$1,398,786	—	$—	$2	$(822,426)	$576,368
Net loss	—	—	—	—	—	—	(31,875)	(31,875)
Unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	48,248	—	—	—	—	48,248
Common stock issued	206	—	438	—	—	—	—	438
Tax withholding upon vesting of restricted stock awards	(54)	—	(6,088)	—	—	—	—	(6,088)
Repurchase of common stock (Note 9)	—	—	—	(112)	(11,737)	—	—	(11,737)
Balances at September 30, 2020	57,740	$6	$1,441,384	(112)	$(11,737)	$—	$(854,301)	$575,352

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	56,784	$6	$1,318,084	—	$—	$1	$(725,594)	$592,497
Net loss	—	—	—	—	—	—	(128,707)	(128,707)
Unrealized loss on short-term investments	—	—	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	128,658	—	—	—	—	128,658
Issuance of restricted shares	11	—	—	—	—	—	—	—
Common stock issued	1,274	—	32,292	—	—	—	—	32,292
Tax withholding upon vesting of restricted stock awards	(329)	—	(37,650)	—	—	—	—	(37,650)
Repurchase of common stock (Note 9)	—	—	—	(112)	(11,737)	—	—	(11,737)
Balances at September 30, 2020	57,740	$6	$1,441,384	(112)	$(11,737)	$—	$(854,301)	$575,352

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2019	56,043	$6	$1,177,800	$2	$(652,520)	$525,288
Net loss	—	—	—	—	(44,340)	(44,340)
Unrealized gain on short-term investments	—	—	—	1	—	1
Stock-based compensation expense	—	—	41,732	—	—	41,732
Common stock issued	218		827	—	—	827
Tax withholding upon vesting of restricted stock awards	(57)	—	(6,931)	—	—	(6,931)
Embedded conversion feature on convertible senior notes (Note 8)	—	—	163,023	—	—	163,023
Purchase of capped calls (Note 8)	—	—	(84,871)	—	—	(84,871)
Balances at September 30, 2019	56,204	$6	$1,291,580	$3	$(696,860)	$594,729

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	55,149	$6	$1,107,953	$(7)	$(595,418)	$512,534
Cumulative effect of adjustment from adoption of ASC 842	—	—	—	—	89	89
Net loss	—	—	—	—	(101,531)	(101,531)
Unrealized gain on short-term investments	—	—	—	10	—	10
Stock-based compensation expense	—	—	118,674	—	—	118,674
Acquisition of Meta Networks, Ltd. (Note 3)	72	—	446	—	—	446
Common stock issued	1,348	—	28,170	—	—	28,170
Tax withholding upon vesting of restricted stock awards	(365)	—	(41,815)	—	—	(41,815)
Embedded conversion feature on convertible senior notes (Note 8)	—	—	163,023	—	—	163,023
Purchase of capped calls (Note 8)	—	—	(84,871)	—	—	(84,871)
Balances at September 30, 2019	56,204	$6	$1,291,580	$3	$(696,860)	$594,729

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(128,707)	$(101,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,261	58,457
Stock-based compensation	138,933	132,354
Amortization of debt issuance costs and accretion of debt discount	25,314	3,455
Amortization of deferred commissions	46,052	36,434
Noncash lease costs	19,270	17,216
Deferred income taxes	(1,267)	(2,494)
Other	680	1,594
Changes in assets and liabilities:
Accounts receivable	84,174	(6,209)
Inventory	903	55
Deferred product costs	48	(324)
Deferred commissions	(56,347)	(51,014)
Prepaid expenses	(4,442)	(5,496)
Other current assets	(399)	514
Long-term assets	(173)	(876)
Accounts payable	(9,571)	(2,607)
Accrued liabilities	33,613	28,030
Operating lease liabilities	(20,116)	(17,925)
Deferred revenue	9,581	76,474
Net cash provided by operating activities	208,807	166,107
Cash flows from investing activities
Proceeds from maturities of short-term investments	63,093	81,902
Purchase of short-term investments	(19,876)	(67,036)
Purchase of property and equipment	(45,622)	(23,856)
Receipts from escrow account	154	—
Acquisition of businesses, net of cash acquired	(2,720)	(104,503)
Net cash used in investing activities	(4,971)	(113,493)
Cash flows from financing activities
Proceeds from issuance of common stock	18,980	15,518
Withholding taxes related to restricted stock net share settlement	(40,908)	(41,590)
Proceeds from issuance of convertible senior notes, net of costs	—	901,293
Purchase of capped calls	—	(84,640)
Repurchases of common stock	(14,004)	—
Net cash (used in) provided by financing activities	(35,932)	790,581
Effect of exchange rate changes on cash, cash equivalents and restricted cash	850	(505)
Net increase in cash, cash equivalents and restricted cash	168,754	842,690
Cash, cash equivalents and restricted cash
Beginning of period	857,907	186,152
End of period	$1,026,661	$1,028,842

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$11,171	$4,004
Operating lease right-of-use assets exchanged for lease obligations	$32,667	$11,412
Liability awards converted to equity	$13,313	$12,651

	September 30, 2020	September 30, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$1,019,523	$1,020,183
Restricted cash included in prepaid expenses and other current assets	3,231	2,929
Restricted cash included in other non-current assets	3,907	5,730
Total cash, cash equivalents and restricted cash	$1,026,661	$1,028,842

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for other interim periods or for future years.

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

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2020. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. To test goodwill for impairment, the Company compares the reporting unit’s carrying value with its fair value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value, then the impairment charge equal to the difference is recorded; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimate of fair value of the Company, based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price and other factors. No impairment indicators were identified by the Company as of September 30, 2020.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive loss into net loss for the three and nine months ended September 30, 2020 and 2019.

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

Recent Accounting Pronouncements Not Yet Effective

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless 1) a convertible instrument contains features that require bifurcation as a derivative, or 2) a convertible debt instrument was issued at a substantive premium. Among other potential impacts, ASU 2020-06 is expected to reduce reported interest expense, decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings-per-share, which is consistent with the Company’s accounting treatment under the current accounting guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently assessing the timing, method of adoption and overall impact that the adoption of ASU 2020-06 will have on its consolidated financial statements.

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Subscription service revenue	$253,792	$217,698	$734,650	$619,174
Subscription software revenue	6,880	6,577	24,983	15,465
Hardware and services	5,997	3,110	15,248	10,122
Total revenue	$266,669	$227,385	$774,881	$644,761

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $2,486 and $3,261 as of September 30, 2020 and December 31, 2019, respectively.

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

For the three months ended September 30, 2020 and 2019, the Company capitalized $20,394 and $20,036 of commission costs, respectively, and amortized $16,049 and $12,763, respectively. For the nine months ended September 30, 2020 and 2019, the Company capitalized $56,347 and $51,014 of commission costs, respectively, and amortized $46,052 and $36,434, respectively.

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

For the three months ended September 30, 2020 and 2019, the Company capitalized $1,378 and $1,033 of deferred product costs, respectively, and amortized $1,350 and $804, respectively. For the nine months ended September 30, 2020 and 2019, the Company capitalized $3,456 and $2,609 of deferred product costs, respectively, and amortized $3,504 and $2,285, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $228,779 and $199,411 of revenue during the three months ended September 30, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $527,535 and $437,519 of revenue during the nine months ended September 30, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $1,400 and $841 of revenue during the three months ended September 30, 2020 and 2019, respectively, related to the performance obligations satisfied in prior periods. The Company recognized $1,658 and $1,890 of revenue during the nine months ended September 30, 2020 and 2019, respectively, related to the performance obligations satisfied in prior periods.

Remaining performance obligations

Contracted revenue as of September 30, 2020 that has not yet been recognized (“contracted not recognized”) was $716,420, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 57% of contracted and not recognized revenue to be recognized over the next twelve months, 40% in years two and three, with the remaining balance recognized thereafter.

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

2020 Acquisition

The Defence Works Limited

On May 5, 2020, the Company completed its acquisition of The Defence Works Limited. The acquisition brings a library of interactive content to the Company’s security awareness training portfolio and provides the Company’s customers innovative content to support their security education programs. The total consideration was $2,767, of which $766 was allocated to goodwill and $2,400 was allocated to intangible assets. The acquired intangible assets consist of content library which is included within the developed technology assets in Note 4 “Goodwill and Intangible Assets.” The impact of the acquisition was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020.

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

Also, as part of the share purchase agreement, the unvested restricted shares of a certain employee of ObserveIT were exchanged into the right to receive $532 of deferred cash consideration. The deferred cash consideration is presented as restricted cash on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019. The deferred cash consideration of $485 was allocated to post-combination expense and was not included in the purchase price. The deferred cash consideration is subject to forfeiture if employment terminates prior to the lapse of the restrictions, and the fair value is expensed as compensation expense over the three-year vesting period.

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

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets	$10,603	N/A
Fixed assets	2,132	N/A
Operating lease right-of-use asset	2,669	N/A
Other assets	652	N/A
Customer relationships	15,800	5
Order backlog	1,300	1
Core/developed technology	35,400	4
Trade name	400	2
In-process research and development*	20,600	N/A
Operating lease liabilities	(3,317)	N/A
Deferred revenue	(6,700)	N/A
Other liabilities	(5,584)	N/A
Goodwill	144,544	Indefinite
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

Also, as part of the share purchase agreement, the unvested restricted shares of certain employees of Meta Networks were exchanged into the right to receive $7,827 of deferred cash consideration and 72 shares of the Company’s common stock that were deferred with the fair value of $8,599. The unpaid deferred cash consideration was presented as restricted cash on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The deferred cash consideration of $7,596 and the deferred stock of $8,338 (see Note 9 “Equity Award Plans”) were allocated to post-combination expense and were not included in the purchase price. The deferred cash consideration and deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as compensation and stock-based compensation expense over the three-year vesting period.

The Cost to Recreate Method was used to value the acquired developed technology asset. Management applied judgment in estimating the fair value of this intangible asset, which involved the use of significant assumptions such as the cost and time to build the acquired technology, developer’s profit and rate of return.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Fair Value	Estimated Useful Life (in years)
Current assets	$356	N/A
Fixed assets	68	N/A
Core/developed technology	21,000	3
Deferred tax liability, net	(1,854)	N/A
Other liabilities	(671)	N/A
Goodwill	85,869	Indefinite
	$104,768

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Beginning balance as of December 31, 2019	$687,517
Acquisition during period	766
Purchase accounting adjustments	171
Closing balance as of September 30, 2020	$688,454

Intangible assets, excluding goodwill, consisted of the following:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$233,469	$(140,970)	$92,499	$210,469	$(110,284)	$100,185
Customer relationships	87,200	(35,574)	51,626	87,200	(25,608)	61,592
Trade names and patents	3,730	(3,250)	480	3,730	(2,349)	1,381
Order backlog	8,100	(7,901)	199	8,100	(6,360)	1,740
In-process research and development	—	—	—	21,125	—	21,125
	$332,499	$(187,695)	$144,804	$330,624	$(144,601)	$186,023

In-process research and development asset was transferred to developed technology in the three months ended June 30, 2020, as the associated project was completed.

Amortization of intangible assets expense was $14,703 and $11,518 for the three months ended September 30, 2020 and 2019, respectively, and $43,093 and $32,956 for the nine months ended September 30, 2020 and 2019, respectively.

Future estimated amortization of intangible assets expense as of September 30, 2020 are presented below:

Year ending December 31,
2020, remainder	$14,412
2021	54,322
2022	32,060
2023	22,495
2024	13,807
2025	6,039
Thereafter	1,669
Total	$144,804

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of September 30, 2020 and December 31, 2019 and the classification by level of input within the fair value hierarchy:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$977,947	$977,947	$—	$—
Total financial assets	$977,947	$977,947	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$815,158	$815,158	$—	$—
Commercial paper	9,989	—	9,989	—
Short-term investments:
Corporate debt securities	13,454	—	13,454	—
Commercial paper	27,932	—	27,932	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$868,532	$815,158	$53,374	$—

Based on quoted market prices as of September 30, 2020 and December 31, 2019, the fair value of the 2024 Notes (Note 8) was approximately $920,000 and $951,050, respectively, determined using Level 2 inputs as they are not actively traded in markets.

Investments

The cost and fair value of the Company’s cash and cash equivalents and available-for-sale investments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$41,576	$—	$—	$41,576
Money market funds	977,947	—	—	977,947
Total	$1,019,523	$—	$—	$1,019,523

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$22,408	$—	$—	$22,408
Money market funds	815,158	—	—	815,158
Commercial paper	9,989	—	—	9,989
Total	$847,555	$—	$—	$847,555

Short-term investments:
Corporate debt securities	$13,453	$2	$(1)	$13,454
Commercial paper	27,932	—	—	27,932
U.S. Treasury securities	1,998	1	—	1,999
Total	$43,383	$3	$(1)	$43,385

Estimated fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no impairments were required to be recognized during the three and nine months ended September 30, 2020 and 2019.

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

In October 2018, the Company entered into a 127 month lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which is expected to become the Company’s new corporate headquarters. The property is being constructed by the landlord, with the completion date expected to occur in November 2020, which is when the lease is expected to commence. As such no ROU assets or related lease liabilities were recorded in the condensed financial statements for the three and nine months ended September 30, 2020. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by five years. Base rental payments will be approximately $161,300 over the lease term.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$7,099	$6,570	$21,410	$19,301
Short-term lease cost	374	774	1,665	2,121
Variable lease cost	950	821	3,115	2,529
Total lease cost	$8,423	$8,165	$26,190	$23,951

Supplemental information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$7,302	$7,740	$23,269	$20,572
Right-of-use assets obtained in exchange for operating lease obligations	$4,472	$7,433	$32,667	$11,412
Weighted-average remaining lease term - operating leases			5 years	5 years
Weighted-average discount rate - operating leases			4.30%	5.01%

Maturities of lease liabilities as of September 30, 2020 were as follows:

Operating leases
Year ending December 31,
2020	$7,474
2021	21,780
2022	19,694
2023	9,039
2024	5,205
2025	4,318
Thereafter	11,062
Total lease payments	78,572
Less imputed interest	(9,740)
Total	$68,832

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

The following table represents the carrying value of the 2024 Notes as of September 30, 2020:

	September 30, 2020	December 31, 2019
Liability component:
Principal	$920,000	$920,000
Less: debt discount and issuance costs, net of amortization	(145,066)	(170,380)
Net carrying amount	$774,934	$749,620
Equity component (1)	$163,023	$163,023

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

For the three and nine months ended September 30, 2020 and 2019, the Company incurred the following expenses related to the 2024 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense related to contractual interest coupon	$575	$243	$1,725	$243
Amortization of debt discount and issuance costs	8,531	3,455	25,314	3,455
Total	$9,106	$3,698	$27,039	$3,698

9. Stockholder’s Equity

Stock-Based Compensation Plans

On March 30, 2012, the Company’s Board of Directors (the “Board of Directors”) and the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective in April 2012. The 2012 Plan was amended, effective June 2019, when the Company’s stockholders approved an Amended and Restated 2012 Equity Incentive Plan (the “Amended 2012 Plan”) at the annual meeting of the stockholders on June 6, 2019. The Company has eight equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the Amended 2012 Plan and six plans assumed by the Company upon various business acquisitions. The assumed plans are the Cloudmark plan, the WebLife plan, the Meta Networks plan, the ObserveIT plan and two FireLayers plans. Upon the Company’s initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to the assumed plans. All outstanding stock awards under the 2002 Plan, the assumed plans and Amended 2012 Plan will continue to be governed by their existing terms. Under the Amended 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). The Amended 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the Amended 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.

Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. As of September 30, 2020, 6,339 shares were available for future grant. Restricted stock awards generally vest over a three to five-year period.

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

Stock Options

There were no options granted during the nine months ended September 30, 2020 and 2019.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,047	$30.55	4.38	$88,190
Options exercised	(150)	26.40
Options forfeited and expired	(2)	18.30
Balance at September 30, 2020	895	$31.28	3.74	$66,451

The total intrinsic value of options exercised was $13,527 and $22,759 for the nine months ended September 30, 2020 and 2019, respectively. Total cash proceeds from such option exercises were $3,959 and $3,704 for the nine months ended September 30, 2020 and 2019, respectively.

The fair value of option grants that vested was $3,111 and $1,094 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had unamortized stock-based compensation expense of $5,141 related to stock options that will be recognized over the average remaining vesting term of the options of 1.58 years.

Restricted Stock and Performance Stock Units

A following table summarized the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2019	4,895	$103.48
Awards granted	1,360	102.40
Awards vested	(896)	101.07
Awards forfeited	(208)	107.24
Awarded and unvested at September 30, 2020	5,151	$103.46

As of September 30, 2020, there was $351,565 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.21 years.

The Company granted 158 shares of PSU and 11 restricted performance-based shares in the nine months ended September 30, 2020. The Company granted 171 shares of PSUs in the nine months ended September 30, 2019. The PSU and restricted shares vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $1,972 as of September 30, 2020.

Stock Bonus and Other Liability Awards

The total accrued liability for the stock bonus and other liability awards was $10,873 and $13,427 as of September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020 and 2019, 125 and 107 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $10,873 and $10,435 for the nine months ended September 30, 2020 and 2019, respectively.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of September 30, 2020, there were 2,580 shares of the Company’s common stock available for future issuance under the ESPP.

As of September 30, 2020, the Company expects to recognize $1,352 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.13 years.

Restricted Stock and Deferred Shares

The Company granted 111 shares of restricted stock in 2016 to certain key employees with the total fair value of $8,669 with annual vesting term of three years. The Company recognized $2,159 of stock-based compensation expense in the nine months ended September 30, 2019. As of December 31, 2019, all shares were vested.

As part of the WebLife acquisition in 2017, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $1,813 and $1,806 of stock-based compensation in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $2,805 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the acquisition of Wombat Security Technologies, Inc. in 2018, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $382 and $2,193 of stock-based compensation in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, all shares were fully vested.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $2,082 and $1,049 of stock-based compensation in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $4,507 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

Share Repurchase Program

On August 27, 2020, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $300,000 of the Company’s common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made through open market purchases (including through trading plans administered under pre-determined purchasing criteria), block trades and/or privately negotiated transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The timing, volume and nature of the repurchases are at the discretion of management, based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The Repurchase Program does not have an expiration date and may be suspended or discontinued by the Company at any time without prior notice.

 During the three months ended September 30, 2020, the Company repurchased 112 shares of common stock under the Repurchase Program in open market transactions at an average price of $104.82 per share, for an aggregate purchase price of $11,737. As of September 30, 2020, $288,263 remained available for future share repurchases under the Repurchase Program.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	September 30, 2020	September 30, 2019
Stock options to purchase common stock	895	1,069
Restricted stock units	5,151	4,533
Employee stock purchase plan	126	114
Common stock subject to repurchase	119	244
Bonus and other liability awards	103	81
2024 Notes	5,975	5,975
Total	12,369	12,016

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

The following sets forth total revenue by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue:
United States	$210,996	$182,087	$614,698	$518,188
Rest of world	55,673	45,298	160,183	126,573
Total revenue	$266,669	$227,385	$774,881	$644,761

Long-lived assets by geographic area are presented below:

	September 30, 2020	December 31, 2019
Long-lived assets:
United States	$87,110	$58,447
Rest of world	14,140	15,065
Total long-lived assets	$101,250	$73,512

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

Income tax expense for the three and nine months ended September 30, 2020 was $1,540 and $31,369 on pre-tax losses of $30,335 and $97,338, respectively. The Company recognized income tax expense of $18,376 and $19,276 on pre-tax losses of $25,964 and $82,255 for the three and nine months ended September 30, 2019, respectively. The income tax rate for the three and nine months ended September 30, 2020 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the nine months ended September 30, 2020 also varied from the United States statutory income rate due to the recognition of $27,107 tax expense related to the transfer of certain intellectual property rights from the Company’s wholly owned subsidiary in Israel to the United States which occurred in the quarter ended March 31, 2020. The income tax rate for the three and nine months ended September 30, 2019 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the nine months ended September 30, 2019 also varied from the United States statutory income rate due to the recognition of $17,641 tax expense related to the transfer of certain intellectual property rights from the Company’s wholly owned subsidiary in Israel to the United States which occurred in the quarter ended September 30, 2019.

The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was negative 32% and 23%, respectively.

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

As of September 30, 2020, the Company’s gross uncertain tax benefits totaled $52,047, excluding related accrued interest and penalties of $1,554. As of September 30, 2020, $32,594 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the nine months ended September 30, 2020, the Company’s gross uncertain tax benefits increased $18,876. The increase is comprised of a $18,638 increase for tax positions taken in the current period, and a $344 increase for tax positions taken in prior periods, offset by a decrease for tax positions due to statute expiration of $106.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the nine months ended September 30, 2020.

13. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $314 and $2,542, respectively, to the 401(k) Plan during the three and nine months ended September 30, 2020. The Company contributed $851 and $2,271, respectively, to the 401(k) Plan during the three and nine months ended September 30, 2019.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew by 27% for the nine months ended September 30, 2020 as compared to the prior year period, representing 21% of our total revenue for the period. In terms of customer concentration, two partners accounted for 13% and 11%, respectively, of our total revenue for the three months ended September 30, 2020. Two partners each accounted for 12% of our total revenue for the three months ended September 30, 2019. These partners sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Significant Developments

In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. During the first three quarters of 2020, the Company’s overall financial results and operations were modestly impacted by the COVID-19 outbreak. The Company also indicated it expected to experience a modest decline in new and add-on billings as compared to 2019, which will have a greater impact on the Company’s financial results in the second half of 2020 than in the first half of the year. The Company’s travel expense and marketing expense for in-person events were decreased as well due to global restrictions on travel issued by most major nations where the Company does business. We have shifted our internal annual Sales Kick Off conference, to be held in January 2021, to a virtual-only conference and in the near term we have changed our customer, employee and industry events to virtual-only formats. In addition, see Part II-Item 1A, “Risk Factors,” included herein for an update that we made to our existing risk factors to include information on risks associated with pandemics in general and COVID-19 specifically. The extent to which the COVID-19 outbreak impacts our financial results and operations for fiscal year 2020 and going forward will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	($ in thousands)
Total revenue	$266,669	$227,385	$774,881	$644,761
Growth	17%	23%	20%	24%
Gross margin percentage	74%	74%	73%	73%
Non-GAAP gross margin	81%	80%	80%	79%
Billings (non-GAAP)	$294,397	$277,841	$782,404	$725,009
Growth	6%	26%	8%	20%
Free cash flows (non-GAAP)	$64,550	$58,592	$163,185	$142,251

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	($ in thousands)
GAAP gross profit	$197,748	$167,504	$569,454	$471,809
GAAP gross margin	74%	74%	73%	73%
Plus:
Stock-based compensation expense	6,534	5,562	20,090	15,666
Amortization expense of intangible assets	10,756	7,886	30,686	22,153
Non-GAAP gross profit	$215,038	$180,952	$620,230	$509,628
Non-GAAP gross margin	81%	80%	80%	79%

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

The following table presents the reconciliation of total revenue to billings for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	($ in thousands)
Total revenue	$266,669	$227,385	$774,881	$644,761
Deferred revenue and customer prepayments
Ending	804,197	688,105	804,197	688,105
Beginning	776,255	635,450	797,173	605,073
Net change	27,942	52,655	7,024	83,032
Unbilled accounts receivable
Ending	1,756	4,060	1,756	4,060
Beginning	1,542	1,861	2,255	1,276
Net change	(214)	(2,199)	499	(2,784)
Billings	$294,397	$277,841	$782,404	$725,009

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	($ in thousands)
GAAP cash flows provided by operating activities:	$86,023	$68,598	$208,807	$166,107
Less:
Purchase of property and equipment	(21,473)	(10,006)	(45,622)	(23,856)
Non-GAAP free cash flows	$64,550	$58,592	$163,185	$142,251

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue

	($ in thousands)
Revenue:
Subscription	$260,672	98%	$224,275	99%	$759,633	98%	$634,639	98%
Hardware and services	5,997	2	3,110	1	15,248	2	10,122	2
Total revenue	266,669	100	227,385	100	774,881	100	644,761	100
Cost of revenue:
Subscription	60,144	23	52,308	23	179,185	23	151,208	24
Hardware and services	8,777	3	7,573	3	26,242	4	21,744	3
Total cost of revenue	68,921	26	59,881	26	205,427	27	172,952	27
Gross profit	197,748	74	167,504	74	569,454	73	471,809	73
Operating expense:
Research and development	71,743	27	60,060	26	212,240	27	168,494	26
Sales and marketing	121,294	45	105,502	46	360,735	47	305,343	47
General and administrative	25,821	10	26,388	12	70,188	9	80,094	13
Total operating expense	218,858	82	191,950	84	643,163	83	553,931	86
Operating loss	(21,110)	(8)	(24,446)	(10)	(73,709)	(10)	(82,122)	(13)
Interest expense	(9,106)	(3)	(3,698)	(2)	(27,039)	(3)	(3,698)	(1)
Other (expense) income, net	(119)	—	2,180	1	3,410	—	3,565	1
Loss before income taxes	(30,335)	(11)	(25,964)	(11)	(97,338)	(13)	(82,255)	(13)
Provision for income taxes	(1,540)	(1)	(18,376)	(8)	(31,369)	(4)	(19,276)	(3)
Net loss	$(31,875)	(12)%	$(44,340)	(19)%	$(128,707)	(17)%	$(101,531)	(16)%

Comparison of the three and nine months ended September 30, 2020 and 2019:

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	($ in thousands)
Revenue
Subscription	$260,672	$224,275	16%	$759,633	$634,639	20%
Hardware and services	5,997	3,110	93%	15,248	10,122	51%
Total revenue	$266,669	$227,385	17%	$774,881	$644,761	20%

Subscription revenue for the three and nine months ended September 30, 2020 increased $36.4 million, or 16%, and $125.0 million, or 20%, respectively, as compared to the corresponding periods last year. The increases were primarily due to $26.5 million and $92.4 million, respectively, increases in subscription revenue contributed from the United States. To a lesser extent, for the same periods, there were increases of $9.9 million and $32.6 million, respectively, in revenue contributed from international locations. The increases in subscription revenue were due to the increased demand for our solutions, increase in add-on activity and a high renewal rate. Additionally, the revenue recognized from acquired deferred revenue related to our acquisitions were $1.2 million and $4.8 million, respectively, in the three and nine months ended September 30, 2020 as compared to $1.1 million and $4.2 million, respectively, in the three and nine months ended September 30, 2019.

Hardware and services revenue for the three and nine months ended September 30, 2020 increased $2.9 million, or 93%, and $5.1 million, or 51%, respectively, as compared to the corresponding periods last year. The increase was primarily due to an increase in hardware revenue of $0.8 million and $1.7 million, respectively, and an increase in professional service revenue of $2.1 million and $3.5 million, respectively.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	($ in thousands)
Cost of revenue
Subscription	$60,144	$52,308	15%	$179,185	$151,208	19%
Hardware and services	8,777	7,573	16%	26,242	21,744	21%
Total cost of revenue	$68,921	$59,881	15%	$205,427	$172,952	19%

Cost of subscription revenue for the three and nine months ended September 30, 2020 increased $7.8 million, or 15%, and $28.0 million, or 19%, respectively, as compared to the corresponding periods last year. The increases were primarily due to $5.5 million and $19.4 million, respectively, increases in operations-related expenses including higher network expense from increased data usage, depreciation expense as a result of higher capital expenditures to support our growth, intangible amortization expense of developed technology from the acquisitions, and higher compensation costs due to increase in headcount. Support-related expenses increased $2.3 million and $8.9 million, respectively, primarily due to higher headcount related costs.

Cost of hardware and services revenue for the three and nine months ended September 30, 2020 increased $1.2 million, or 16%, and $4.5 million, or 21%, respectively, as compared to the corresponding periods last year, primarily due to increases in professional service costs of $0.9 million and $3.6 million, respectively, as our headcount increased. The cost of hardware units sold increased $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2020.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	($ in thousands)
Research and development	$71,743	$60,060	19%	$212,240	$168,494	26%
Percent of total revenue	27%	26%		27%	26%

Research and development expenses increased $11.7 million, or 19%, and $43.7 million, or 26%, respectively, for the three and nine months ended September 30, 2020, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $11.0 million and $38.6 million, respectively, and a corporate expense increase of $0.6 million and $2.0 million, respectively. For the nine months ended September 30, 2020, facilities expense increased $2.1 million primarily due to higher network expense from higher data usage, outside service-related expense increased $1.6 million primarily due to an increase in consulting costs, partially offset by a travel related expense decrease of $0.6 million.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	($ in thousands)
Sales and marketing	$121,294	$105,502	15%	$360,735	$305,343	18%
Percent of total revenue	45%	46%		47%	47%

Sales and marketing expenses increased $15.8 million, or 15%, and $55.4 million, or 18%, respectively, for the three and nine months ended September 30, 2020, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $19.9 million and $60.6 million, respectively, which include increases in stock-based compensation expense of $3.4 million and $9.5 million, respectively. Corporate and facilities expenses increased $0.4 million and $2.0 million, respectively, due to higher headcount. Intangible amortization expense increased $1.6 million for the nine months ended September 30, 2020 as compared to the same period last year. The increases were partially offset by the decreases in travel expense of $3.8 million and $7.2 million, respectively, for the three and nine months ended September 30, 2020, as compared to the same periods last year, primarily due to travel restrictions imposed by COVID-19. Additionally, expense for lead generation, trade shows, advertising and other initiatives decreased $0.7 million and $1.5 million, respectively, primarily due to the reduction of trade shows due to COVID-19.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	($ in thousands)
General and administrative	$25,821	$26,388	(2)%	$70,188	$80,094	(12)%
Percent of total revenue	10%	12%		9%	13%

General and administrative expenses decreased $0.6 million, or 2%, for the three months ended September 30, 2020 as compared to the corresponding period last year. Outside service expense decreased $1.4 million primarily due to a reduction in implementation costs for new accounting systems, and other accounting related costs, and litigation related expense increased $0.6 million primarily due to trade secret litigation brought by us against a third party.

General and administrative expenses decreased $9.9 million, or 12%, for the nine months ended September 30, 2020, as compared to the corresponding period last year. In the three months ended June 30, 2020, management determined that the performance conditions for certain performance stock units were not probable to be achieved, as a result, due to the change in estimate and cumulative catch-up adjustment, the expense associated with those performance stock units decreased $15.5 million for the nine months ended September 30, 2020 as compared to the corresponding period last year. Additionally, a non-recurring one-year RSU grant to the Chief Executive Officer fully vested in June 2019, and, as such the expense for the nine months ended September 30, 2020 were reduced $6.5 million. Remaining personnel-related expense increased $12.5 million primarily due to higher headcount. Corporate expense increased $2.0 million, litigation related expenses increased $2.4 million primarily due to trade secret litigation brought by us against a third party, and outside service expense decreased $4.1 million primarily due to a reduction in implementation costs for new accounting systems, and other accounting related costs.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	($ in thousands)
Interest expense	$(9,106)	$(3,698)	146%	$(27,039)	$(3,698)	631%

Interest expense increased $5.4 million and $23.3 million, respectively, for the three and nine months ended September 30, 2020, as compared to the corresponding periods last year, due to the 2024 Notes issued on August 23, 2019. The increases consisted of higher accretion of $5.1 million and $21.9 million, respectively, and higher cash interest expense of $0.3 million and $1.5 million, respectively.

Other (Expense) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	($ in thousands)
Other (expense) income, net	$(119)	$2,180	(105%)	$3,410	$3,565	(4)%

Other expense, net increased $2.3 million for the three months ended September 30, 2020, as compared to the corresponding period last year, primarily due to a $2.6 million decrease in interest income from cash and investments, partially offset by a $0.3 million decrease in foreign currency translation loss.

Other income, net decreased $0.2 million for the nine months ended September 30, 2020, as compared to the corresponding period last year, primarily due to a $1.6 million decrease in interest income from cash and investments, partially offset by a $1.4 million decrease in foreign currency translation loss.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	($ in thousands)
Provision for income taxes	$(1,540)	$(18,376)	(92%)	$(31,369)	$(19,276)	63%

The provision for income taxes decreased $16.8 million and increased $12.1 million, respectively, for the three and nine months ended September 30, 2020, as compared to the corresponding periods last year. The decrease for the three months ended September 30, 2020 was primarily due to a $17.6 million expense related to a transfer of intellectual property between consolidated entities that occurred during the three months ended September 30, 2019 partially offset by a $0.6 million increase in foreign taxes related to operations of our non-US subsidiaries. The increase for the nine months ended September 30, 2020 was primarily due to an increase of tax expense of $9.4 million related to the transfers of intellectual property between our consolidated entities, a $2.1 million increase of foreign taxes related to operations in our non-US subsidiaries and a $0.6 million increase related to uncertain tax positions.

Liquidity and Capital Resources

As of September 30, 2020, we had $1,019.5 million in cash and cash equivalents. Also refer to Note 8 “Convertible Senior Notes” to the consolidated financial statements for discussion of the 2024 Notes. The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $208.8 million for the nine months ended September 30, 2020, compared to $166.1 million for the corresponding period of the prior year.  Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company’s future results, we believe our efficient business model leaves us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We have also not observed any impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

On August 27, 2020, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of the Company’s common stock. Repurchases under the Repurchase Program may be made through open market purchases (including through trading plans administered under pre-determined purchasing criteria), block trades and/or privately negotiated transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The timing, volume and nature of the repurchases are at the discretion of management, based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The Repurchase Program does not have an expiration date and may be suspended or discontinued by the Company at any time without prior notice.

As of September 30, 2020, we had approximately $24.5 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

	($ in thousands)
Net cash provided by operating activities	$208,807	$166,107
Net cash used in investing activities	$(4,971)	$(113,493)
Net cash (used in) provided by financing activities	$(35,932)	$790,581

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

Net cash provided by operating activities in the nine months ended September 30, 2020 was $208.8 million, as compared to $166.1 million provided in the nine months ended September 30, 2019. The increase of $42.7 million was primarily due to:

•

An increase in amortization of intangible assets of $10.1 million due to acquired businesses, and an increase in depreciation of fixed assets of $2.7 million due to an increase in capital expenditures;

•	A $9.6 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	An increase in stock-based compensation expense of $6.6 million due to the increase in headcount and grants made, partially offset by catch-up adjustments made to performance stock unit expenses;
•	A $21.9 million increase in amortization of debt issuance costs and accretion of debt discount for the 2024 Notes issued in the third quarter of 2019;
•	An increase in accounts receivable change of $90.4 million due to the timing of payments; and
•	A $5.6 million increase in accrued liabilities change due to a $3.6 million increase in uncertain tax benefit change as well as the timing of other payments made.

The increase was partially offset by:

•	An increase in net loss of $27.2 million;
•	A $7.0 million decrease in accounts payable change due to the timing of payments; and
•	A decrease in deferred revenue change of $66.9 million primarily due to the timing of billings and revenue recognized;
•	A decrease in deferred commission change of $5.3 million primarily due to an increase in billings.

Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash used in investing activities was $5.0 million in the nine months ended September 30, 2020 as compared to $113.5 million used in in the nine months ended September 30, 2019. The decrease in cash used in by investing activities of $108.5 million was primarily due to a $101.8 million decrease in payments for acquired businesses, and a $47.2 million decrease in cash spent to acquire short-term investments, offset by a $18.9 million decrease in maturities of short-term investments, and a $21.8 million increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $35.9 million in the nine months ended September 30, 2020 as compared to $790.6 million provided by financial activities in the nine months ended September 30, 2019. The increase in cash used in financing activities of $826.5 million was primarily due to $901.3 million proceeds from issuance of the 2024 Notes, net of costs; and $14.0 million repurchases of commons stock, offset by $84.6 million used to purchase capped calls in connection with the issuance of the 2024 Notes; a $3.5 million increase in proceeds from common stock issuance related to employee stock plans; and a $0.7 million decrease in withholding taxes paid related to restricted stock net share settlement.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the nine months ended September 30, 2020 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of September 30, 2020, we had cash and cash equivalents of $1,019.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of September 30, 2020, we had an outstanding balance of $920.0 million aggregate principal amount of the 2024 Notes (see Note 8 “Convertible Senior Notes” to the accompanying Condensed Consolidated Financial Statements). We carry the notes at face value, less relative fair value of conversion options allocated to equity and unamortized discounts, on our accompanying condensed consolidated balance sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The foreign currency transaction loss was immaterial to the Company’s consolidated statement of operations for the nine months ended September 30, 2020, and the Company incurred a $1.4 million foreign currency transaction loss for the nine months ended September 30, 2019. Transaction gains and losses are included in other income (expense), net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We have incurred net losses in every year since our inception, including net losses of $128.7 million and $101.5 million for the nine months ended September 30, 2020 and 2019, respectively. As a result, we had an accumulated deficit of $854.3 million as of September 30, 2020. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

In addition, as of September 30, 2020, we had $833.3 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of September 30, 2020, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2020 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2020. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

The trading price of our common stock has been volatile historically, and is likely to continue to be subject to wide fluctuations in response to various factors described below. Factors affecting the market price of our securities include:

•	variations in our revenue, billings, gross margin, operating results, free cash flow, loss per share and how these results compare to analyst expectations;
•	forward looking guidance that we may provide regarding financial metrics such as billings, revenue, gross margin, operating results, free cash flow, and loss per share;
•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;
•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;
•	the economy as a whole, market conditions in our industry, and the industries of our customers;
•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•	the size of our market float and significant option exercises;
•	any future issuances of securities;
•	repurchases of shares of our common stock by us, including through our Repurchase Program; and
•	any other factors discussed herein.

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

Share repurchases under our Repurchase Program could increase the volatility of the trading price of our common stock, could diminish our cash reserves, could occur at non-optimal prices and may not result in the most effective use of our capital.

On August 27, 2020, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of its common stock. As of September 30, 2020, $288.3 million remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 27, 2020, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of its common stock. The Repurchase Program does not have an expiration date. Below is a summary of our common share repurchased during the three months ended September 30, 2020.  See Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding our Repurchase Program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Number of Shares Purchased as Party of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program
	(in thousands, except per share amounts)
August 1, 2020 - August 31, 2020	—	$—	—	$300,000
September 1, 2020 - September 30, 2020	112	$104.82	112	$288,263
Total	112	$104.82	112

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on October 30, 2020.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)