Form 10-K
period 2020-12-31
PROOFPOINT INC
filed 2021-02-19
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from      to

Commission File Number 001-35506

PROOFPOINT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0414846
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

925 West Maude Avenue Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

(408) 517-4710

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PFPT	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2020 as reported by the Nasdaq Global Select Market on that date, was approximately $6,293 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the registrant’s common stock as of February 5, 2021 was 57,394,377 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

PROOFPOINT, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS

Overview

Proofpoint is a leading next-generation cybersecurity company that enables primarily large and mid-sized organizations worldwide to protect the way their people work from advanced threats and compliance risks. Our integrated suite of products works together to help organizations build people-centric security and compliance programs. We provide threat protection, information protection, user protection, business ecosystem protection, and compliance solutions to address today’s rapidly changing threat and compliance landscape. Our solutions are built on a flexible, cloud-based platform and leverage proprietary technologies - including big data analytics, machine learning, deep content inspection, secure storage, advanced encryption, intelligent message routing, dynamic malware analysis, threat correlation, and virtual execution environments.

Every company’s greatest asset and greatest security risk is its people. Cyberattacks have fundamentally shifted from targeting infrastructure to targeting people, relying on tricking users into running code, divulging their passwords, or even sending money or data. This transformation of the threat landscape manifests in nearly every form of cyber threat, from nation state advanced persistent threat (“APT”) actors relying on phishing, through to cybercriminals launching massive ransomware email campaigns, and more targeted campaigns designed to steal valuable data from both legacy and cloud-based systems. At the same time, the rapid adoption of cloud applications has increased organizations’ attack surface by moving both threats and sensitive data away from the traditional network perimeter, reducing the effectiveness of many existing security products. These factors have contributed to an increasing number of severe data breaches and expanding regulatory mandates, notably the European Union’s General Data Protection Regulation (“GDPR”), all of which have accelerated demand for effective threat protection and compliance solutions.

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

Key capabilities within the Threat Protection products include:

•

People-centric insights targeting people. Proofpoint provides valuable insights to organizations on who is being targeted and what cloud accounts are being targeted, a comprehensive view of inbound risks to the organization. Utilizing these insights from our Very Attacked People (“VAP”) reports, security executives can prioritize what adaptive controls can be applied to reduce one’s risk posture.

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

•

Threat intelligence feed and ruleset. Verified threat intelligence from one of the world’s largest malware exchanges. Unlike other intelligence sources that report only domains or IP addresses, ET Intelligence includes a five-year history, proof of conviction, more than 40 threat categories and related IPs, domains, and samples. This also comes in the form of a timely and accurate rule set for detecting and blocking threats using existing network security appliances—including next generation firewalls (“NGFW”) and network IDS/IPS.

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

Proofpoint Information Protection

A comprehensive data protection strategy must address both security and compliance risks. Our enterprise data loss prevention, encryption insider threat management and compliance solutions defend against leaks of confidential information, and helps ensure compliance with common U.S., international and industry-specific data protection regulations - including the Health Care Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm-Leach-Bliley Act, Canada’s Personal Information Protection and Electronic Documents Act, as well as acts such as CA SB 24, MA 201 CMR 17.00, ITAR, NERC-CIP, CFTC red flag rules, Basel II, EuroSOX (“Directive 84/253/EEC”), the European Union GDPR, and the Payment Card Industry Data Security Standard (“PCI-DSS”).

Key capabilities within Proofpoint Information Protection products include:

•

People-centric enterprise data loss prevention. Proofpoint takes a people-centric approach to data loss prevention to help organizations understand where data is lost because of negligent, compromised or malicious users. By combining the understanding of content, context and threats, Proofpoint Enterprise Data Loss Prevention helps security staff to understand and respond to risk. Our advanced data loss prevention solution identifies regulated private content, valuable corporate assets and confidential information before it leaves the organization via email, cloud applications, or our Secure Share solution. Pre-packaged smart identifiers and dictionaries automatically and accurately detect a wide range of regulated content such as social security numbers, health records, credit card numbers, and driver’s license numbers. In addition to regulated content, our machine learning technology can identify confidential, organization-specific content and assets. Once identified and classified, sensitive data can be blocked, encrypted and transmitted or re-routed internally based on content and identity-aware policies.

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

Key benefits of Proofpoint Information Protection include:

•

Regulatory compliance. Data Loss Prevention and Encryption enable outbound messages to comply with national and state government and industry-specific privacy regulations, while Enterprise Archive helps organizations meet regulatory requirements by archiving all messages and content according to compliance retention policies and enabling staff to systematically review messages for compliance supervision. SaaS Protection extends the same compliance functionality to cloud applications like Office 365, Box, Salesforce, and Google Workspace.

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

•

Content Capture. Proofpoint Content Capture integrates with non-email applications such as cloud team collaboration applications such as Teams and Slack and brings in communications over these applications into the Proofpoint compliance platform for eDiscovery purposes.

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

Infrastructure

We deliver our security-as-a-service solutions through our cloud architecture and international data center infrastructure. We operate thousands of physical and virtual servers across fifteen data centers located in the United States, Canada, the Netherlands, France, Germany, and Australia.

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

Customers

As of December 31, 2020, we had customers of all sizes across a wide variety of industries. A number of our largest customers use our platform to protect more than a million users and handle over a billion messages per day. During the year ended December 31, 2020, two partners accounted for 13% and 11%, respectively, of total revenue. During the year ended December 31, 2019, two partners accounted for 12% and 11%, respectively, of total revenue. During the year ended December 31, 2018, one partner accounted for 12% of total revenue. These partners sold to a number of end users, none of which accounted for more than 10% of our total revenue in 2020, 2019 and 2018. In each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers of 90% or higher.

We had approximately 8,000 enterprise customers as of December 31, 2020, which consists of customers that generate more than $10,000 in annual recurring revenue, an increase of 13% as compared to December 31, 2019. Our enterprise customers included approximately 57% of the Fortune 1000 companies and 27% of the Global 2000 companies.

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

Key competitors include:

•	Email and Advanced Threat Protection: Broadcom Inc., Cisco Systems, Inc., FireEye, Inc., Google, Inc., Microsoft Corporation, and Mimecast Ltd.
•	Archiving: Micro Focus International plc, Microsoft Corporation, Mimecast Ltd and Veritas Technologies LLC.
•	Information Protection: Broadcom Inc., Forcepoint, McAfee Corp. and Netskope, Inc.

We believe we compete favorably based on the following factors:

•	effectiveness of our protection against advanced threats;
•	comprehensiveness and integration of the solution;
•	flexibility of delivery models;
•	total cost of ownership;
•	scalability and performance;
•	customer support; and
•	extensibility of platform.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2020, we had 198 patents and 91 patent applications. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.

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

Human Capital

People are at the core of our values and our people-centric cybersecurity strategy. As of December 31, 2020, the Company employed 3,658 people worldwide, of which approximately 70% were employed in the United States with the remaining 30% outside of the United States. None of our U.S. employees are represented by unions. However, there are employees outside of the United States that are represented by works councils in France and Germany.

The Company’s security and compliance products and services are created and supported through a global workforce passionate about the Company’s culture and cybersecurity vision. Our people-centric approach to cybersecurity is uniquely adept at protecting our customers’ greatest assets, their people, while addressing their greatest risks, their people. At Proofpoint, our people - and the diversity of their lived experiences and backgrounds, thinking and perspectives, and work skills and experiences - are the driving force behind much of our success. We encourage and value innovation at every level of our workforce. Our people include leaders across technical fields covering threat research, machine learning, analytics and cybersecurity engineering, to customer success, technical support, operations and information security. Our people, whether they are in sales, marketing, or general administrative functions, strive to understand the challenges and unique needs of our constituents and deliver predictable and efficient results.

Our Senior Vice-President, Human Resources (“SVPHR”), who reports directly to our Chief Executive Officer (“CEO”), leads the development and implementation of the Company’s human capital strategy, including the attraction, acquisition, development and engagement of talent; however, it is the responsibility of all of Proofpoint, its management and its employees, to execute and build a collaborative and engaging workplace where all employees have an opportunity to do their best work and where we act as a team to solve our customers’ most challenging security issues.

Our SVPHR, with our CEO and executive management team, are responsible for developing the Company’s diversity and inclusion vision and roadmap and integrating these into the Company’s culture and operations. The roadmap includes framing the Company's global policies and programs for leadership and talent development, compensation, benefits, staffing and workforce planning, human resources systems, education and organization development, workplace strategies, and global sourcing and indirect procurement, and ensuring effective and efficient internal company operations.

The CEO and SVPHR in concert regularly update our board of directors and the Compensation Committee on human capital matters.

Purpose/Culture

Proofpoint’s purpose and culture, which defines how we, as individuals and as a company, act are built on the following tenets:

•	Strive to Delight Our Customers and Protect Them from Advanced Cybersecurity and Compliance Threats
•	Take Initiative and Drive Accountability
•	Act with Honesty and Integrity
•	Innovate in All Aspects of Our Business
•	Be Here to Win

•	Show up with a Team Mentality

These cultural tenets allow our workforce to relentlessly pursue one of our central purposes: to earn our customers’ trust every day. We strive to earn this trust by:

•	Acting with honesty and integrity – this is foundational to our identity and we live this truth in our everyday actions.
•	Acting with urgency - we set priorities; we empathize and most simply, we do the right thing.
•

Rolling up our sleeves, working together and doing what it takes to get the job done - we have a bias towards action vs. analysis; we’re not afraid of tough situations and when necessary, we grind it out.

•	Welcoming different perspectives - we bring together the best of our diverse experiences.
•	Having the courage to tell the truth and act in a non-political way - we have the mettle to confront issues directly.

Employee Experience Before, During and Beyond COVID-19 Pandemic

Why people work for Proofpoint:

•	Rewards and Recognition
•	Growth and Development
•	Compelling Future
•	Positive Work Environment

As Proofpoint has grown, so have our programs continued to evolve to meet our colleagues’ needs, which we believe is essential to attract and retain employees of the highest caliber. We regularly and frequently communicate with and listen to our employees through small group surveys, interactive forums and townhalls, emails and online resources, to then iterate our processes and programs to improve the employee experience. For example, at our weekly townhall meetings, our CEO and other members of the executive team engage our global workforce with updates on the COVID-19 pandemic, our ongoing business operations, and other topics of interest.

Over the past year the employee experience has changed. They have encountered, observed and felt a transition from our traditional programs to virtual offerings that employees and their families can participate in, balancing a mix of live and on-demand activity. These online programs include educational classes taught by our fellow colleagues, mental health courses (mindfulness, resilience, meditation), cooking classes, financial well-being support, and “Vacation at Home” ideas. We realized that many of our parents sometimes need a little additional support, and because of this, Proofpoint created programming for Proofpoint kids, which included week-long STEAM camps during the summer, and offered ongoing story time, trivia games, art and dance, writing and oral presentation classes.

We launched in the summer of 2020, ProofpointEDU, a series of classes for Proofpoint kids taught by Proofpoint employees including topics like math, science, history, and cybersecurity for kids ages 5-15. Further, we introduced virtual team building programs such as trivia, bingo, escape rooms, and other group activities, all done via Zoom. Our Mindfulness program included music concerts, meditation, and resilience training.

In recognition of what we created for our employees, in July 2020, Proofpoint won the Espresa Innovation and Excellence Award for Culture Benefits.

Health, Safety and Wellness

The physical health, financial well-being, life balance and mental health of our employees is vital to the Company’s success. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission.

The ongoing COVID-19 pandemic has led to unique challenges and through it all, the health, safety, and the general well-being of our employees has remained our primary objective.

Inclusion and Diversity

We embrace and foster the diversity of our team members, customers, stakeholders and consumers. Everyone is valued and appreciated for their unique backgrounds, experiences, thoughts and talents, all of which contributes to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances the Company’s ability to recruit, develop and retain diverse talent at every level. As a global and distributed workforce, we recognize and celebrate our team members, their varied backgrounds and cultures. Our career development opportunities are designed to foster inclusivity through ongoing career conversations that actively advance and develop people of all backgrounds.

We believe that diversity, inclusion, and opportunity is a journey and we are committed to building a diverse and inclusive company and society for our employees, customers, partners, and shareholders. In order to create a more diverse and inclusive work environment, we provide education, training and tools so that all employees can become aware of bias, how it exists and how to mitigate it. As we continue to shape our work environment and world-class organization to be more inclusive and inviting, we are actively striving to build an extensive pipeline of talent through various programs. Our internal programs enable and empower our hiring managers to identify alternative and emerging talent pools and to create an inclusive candidate experience.

Talent Development

Our talent strategy focuses on attracting the best talent, recognizing and rewarding their performance, while continually developing, engaging and retaining such talent. Our goal is to be the employer of choice within our market and peer groups. We strive to grow and develop the different capabilities and skills that we need for our future growth and strategy, while maintaining a robust pipeline of talent throughout the organization. We employ the best in the industry to solve complex security challenges and we ensure their continued advancement and learning through internal and external development opportunities, such as provided by our own security awareness training platform and industry wide certification programs such as CISSP and CEH (“Certified Ethical Hacker”).

In addition, personal development opportunities are available to all employees through our learning programs, whose offerings include crucial conversations, time-management, and delegation. Our leadership development program, Elevate, is focused on building better leaders through personal growth, as well as building skills and tools for the modern leader. This investment in our human capital ensures we are building a resilient and skilled workforce through career development and opportunities.

Business Ethics

The Company is fully dedicated to conducting ourselves by the letter and in the spirit of the many laws and standards that apply to our business. Acting with honesty and integrity is a core cultural tenet at Proofpoint and we believe that conducting our business legally and ethically is foundational to our identity. The Company regularly re-enforces our commitment to ethics and integrity in employee communications from the CEO and other executive leaders, in our everyday actions and in processes and controls. As a part of our on-going efforts to ensure our employees conduct business with the highest levels of ethics and integrity, the Company mandates annual compliance training programs, provided in multiple languages for our global workforce. The Company encourages individuals to help it identify and raise ethical issues and concerns free of retaliation and to that end provides multiple means for individuals to report to the Board, management, the Company’s chief compliance officer, or to legal or human resources personnel. In cases where any individual would feel more comfortable making a report anonymously, this is enabled via an online and telephonic ethics related hotline service.

Corporate Information

We were incorporated in Delaware in 2002. Our principal executive offices are located at 925 West Maude Avenue, Sunnyvale, California 94085, and our telephone number is +1 (408) 517-4710. Our website is www.proofpoint.com.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" before deciding whether to invest in shares of our common stock. The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, cash flows, financial condition and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•	We have a history of losses, and we are unable to predict the extent of any future losses or when, if ever, we will achieve profitability in the future.
•	We are unable to accurately predict the full extent to which the global COVID-19 pandemic may impact our business operations, financial performance, results of operations and stock price.
•	Weakened global economic conditions may adversely affect our industry, business and financial results.
•	Our quarterly operating results and other metrics are likely to vary significantly and be unpredictable, which could cause the trading price of our stock to decline.
•	Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.
•	If we are unable to maintain high subscription renewal rates, our future revenue and operating results will be harmed.
•	If we are unable to sell additional solutions to our customers, our future revenue and operating results will be harmed.
•

If our solutions fail or are perceived to fail to protect our customers from security breaches, our brand and reputation could be harmed, which could have a material adverse effect on our business and results of operations.

•	If our customers experience data losses and breaches via our products or solutions, our brand, reputation and business could be harmed.
•	Defects or vulnerabilities in our solutions could harm our reputation, reduce the sales of our solutions and expose us to liability for losses.
•

Our software, website, hosted and internal systems may be subject to intentional disruption or penetration from external attackers or insiders that could adversely impact our reputation and future sales.

•

Our solutions may collect, filter and store customer data which may contain personal information, which raises privacy concerns and could result in us having liability or inhibit sales of our solutions.

•

We operate in a highly competitive environment with large, established competitors, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenue to decline.

•	If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be harmed.
•

Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our results are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

•

Because our long-term success depends, in part, on our ability to expand the sales of our platform to our customers located outside of the United States, our business will be increasingly susceptible to risks associated with international operations.

•	Conversion of our 2024 Notes may affect the price of our common stock and the value of the 2024 Notes.

•

Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the 2024 Notes in cash or to repurchase the 2024 Notes upon a fundamental change, which could adversely affect our business and results of operations.

•

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

We have incurred net losses in every year since our inception, including net losses of $163.8 million, $130.3 million and $103.7 million in 2020, 2019 and 2018, respectively. As a result, we had an accumulated deficit of $889.4 million as of December 31, 2020. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

We are unable to accurately predict the full extent to which the global COVID-19 pandemic may impact our business operations, financial performance, results of operations and stock price.

The COVID-19 pandemic continues to present extraordinary challenges in predicting future performance, and while we have modeled many scenarios and associated outcomes, there may be events that are more dire than we have modeled given the unique nature of this event. Although we are closely monitoring the impact of the COVID-19 pandemic and continually assess its potential effects on our business, our actual results could vary widely from our models. The extent to which our projections are affected by COVID-19 will largely depend on future developments, including the duration and spread of the outbreak, which still cannot be accurately predicted and remain uncertain. The COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

If our solutions fail or are perceived to fail to protect our customers from security breaches, our brand and reputation could be harmed, which could have a material adverse effect on our business and results of operations.

The threats facing our customers are constantly evolving and the techniques used by attackers to access or sabotage data change frequently. As a result, we must constantly update our solutions to respond to these threats. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Increasingly, companies are subject to a wide variety of attacks on their networks and systems, including traditional computer hackers, malicious code (such as viruses and worms), distributed denial-of-service attacks, sophisticated attacks conducted or sponsored by nation-states, advanced persistent threat intrusions, ransomware, and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees or contractors. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach at one of our customers or even an unproven allegation of a security breach at one of our customers, could harm our reputation as a secure and trusted company and could cause the loss of customers and sales, loss of competitive advantages over our competitors, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, costly litigation, and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. Similarly, if a well-publicized breach of data security at a customer of any other cloud‑based data protection or archiving service provider or other major enterprise cloud services provider were to occur, there could be a loss of confidence in the cloud‑based protection and storage of sensitive data and information generally.

In addition, our solutions work in conjunction with a variety of other elements in customers’ IT and security infrastructure, and we may receive blame and negative publicity for a security breach that may have been the result of the failure of one of the other elements not provided by us. The occurrence of a breach, whether or not caused by our solutions, or allegations of a breach, even if such allegations turn out to be untrue, could delay or reduce market acceptance of our solutions and have an adverse effect on our business and financial performance. In addition, any revisions to our solutions that we believe may be necessary or appropriate in connection with any such breach may cause us to incur significant expenses. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks. Any of these events could have material adverse effects on our brand and reputation, which could harm our business, financial condition, and operating results.

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

We could be a target of attacks specifically designed to impede the performance of our solutions, redirect users to malicious sites, harm our reputation and brand, or misappropriate our or our customers’ proprietary information. Similarly, experienced computer hackers may attempt to penetrate our network or other security or the security of our website or other hosted or internal systems or to trick our employees into taking actions that compromise our security (such as via phishing or business email compromise attacks) in order to misappropriate proprietary information and/or cause interruptions of our services and/or expose perceived security vulnerabilities. It is also possible that systems may be disrupted or our sensitive information or the information of our customers might be exposed due to malfeasance or errors by employees or contractors. Because the techniques used by attackers to access or sabotage networks and compromise our systems and information change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. If an actual or perceived breach of network security occurs as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers conducted or sponsored by nation-states, error or malfeasance by insiders, or otherwise, it could adversely affect the market perception of our company and our solutions, may expose us to the loss of information, litigation and possible liability, and could cause a loss in revenue due to reputational or brand damage and customer churn. In addition, such a security breach could impair our ability to operate our business, including our ability to provide support services to our customers.

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

In the past we have relied on U.S.-European Union Frameworks for transatlantic data flows such as the EU-U.S. Privacy Shield, for which we self-certified under the EU-U.S. Privacy Shield framework on October 5, 2016. However, Privacy Shield is currently being challenged in European Union (“EU”) courts, and on July 16, 2020, the Court of Justice of the EU issued a decision invalidating outright the EU-U.S. Privacy Shield framework, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. We also rely on Standard Contractual Clauses (“SCCs”) authorized by the EU’s Data Protection Directive of 1995 for transatlantic data flows, but the SCCs are also being challenged in EU courts, so there is some uncertainty regarding our ability to rely on SCCs in the future for EU to US data transfer. Additionally, the EU’s General Data Protection Regulation, began to be enforced on May 25, 2018, and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. We have seen increased customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws (such as the New York Department of Financial Services’ Cybersecurity Regulation, the California Consumer Privacy Act of 2018 that became effective January 1, 2020, and the new California Privacy Rights Act), national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

Our traditional competitors include security‑focused software vendors, such as Broadcom Inc. and Cisco Systems, Inc., which offer software products that directly compete with our solutions. In addition to competing with these vendors directly for sales to customers, we compete with them for the opportunity to have our solutions bundled with the product offerings of our strategic partners. Our competitors could gain market share from us if any of these partners replace our solutions with the products of our competitors or if these partners more actively promote our competitors’ products over our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their software with their own or other vendors’ software, or may limit our access to standard product interfaces and inhibit our ability to develop solutions for their platform.

We also face competition from large technology companies, such as Broadcom Inc., Cisco Systems, Inc., Google Inc., Micro Focus International plc and Microsoft Corporation. These companies are increasingly developing and incorporating into their products features that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies like Mimecast Ltd that specialize in particular segments of the markets in which we compete.

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

In addition, the prior U.S. administration has instituted or proposed changes to foreign trade policy including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries in which we do business. As a result, certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance or other trade policies, may increase the cost of, or otherwise interfere with, conducting our business.

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

In addition, as of December 31, 2020, we had $818.8 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the Nasdaq Global Select Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting‑related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we or our independent registered public accounting firm are not able to complete the work required under Section 404 of the Sarbanes-Oxley Act on a timely basis, or we are not able to demonstrate compliance with Section 404, we could be subject to late filings of our annual and quarterly reports, restatements of consolidated financial statements or other corrective disclosure, and, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2020, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2021 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2021. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Further, holders of the 2024 Notes have the right to require us to repurchase all or a portion of their 2024 Notes upon the occurrence of a “fundamental change” (as defined in the indenture) before the maturity date at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2024 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2024 Notes surrendered therefor, or pay cash with respect of 2024 Notes being converted.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the 2024 Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2024 Notes to their face amount over the term of the 2024 Notes. We report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect the trading price of our common stock and the trading price of the 2024 Notes.

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

In addition, the stock markets in general and the Nasdaq Global Select Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks, especially security and cloud computing-related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources. Furthermore, market volatility arising from the COVID-19 pandemic may lead to increased shareholder activism if we experience a market valuation that they believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

Share repurchases under our Repurchase Program could increase the volatility of the trading price of our common stock, could diminish our cash reserves, could occur at non-optimal prices and may not result in the most effective use of our capital.

On August 27, 2020, our board of directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of its common stock. As of December 31, 2020, $160.6 million remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In November 2020, we relocated our corporate headquarters from 892 Ross Drive, Sunnyvale, California to 925 West Maude Avenue, Sunnyvale, California. Our new corporate headquarters at 925 West Maude Avenue, which includes our operations and research and development facilities, consists of approximately 242,400 square feet of space under a lease that expires in 2031, with a five-year extension option.

We lease additional U.S. offices in California, Utah, Pennsylvania, Massachusetts, Indiana and Colorado. We also lease offices in Canada, France, Japan, the United Kingdom, Australia, Dubai and Israel. We believe our facilities are adequate for our current needs and for the foreseeable future. We operate fifteen data centers at third-party facilities throughout the world: nine in the United States, two in Canada, one in the Netherlands, one in France, one in Germany and one in Australia.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market, under the symbol PFPT.

As of February 5, 2021, there were 32 stockholders of record, although we believe that there are a larger number of beneficial owners as many of our shares of our common stock are held by brokers and other institutions on behalf of stockholders.

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

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

On August 27, 2020, the board of directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of its common stock. The Repurchase Program does not have an expiration date. Below is a summary of our common share repurchased during the three months ended December 31, 2020. See Note 11 to our consolidated financial statements for information regarding our Repurchase Program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Number of Shares Purchased as Party of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program

	(in thousands, except per share amounts)
October 1, 2020 - October 31, 2020	471	$107.58	471	$237,613
November 1, 2020 - November 30, 2020	506	$98.83	506	$187,575
December 1, 2020 - December 31, 2020	246	$109.69	246	$160,644
Total	1,223	$104.38	1,223

Use of Proceeds from Public Offering of Common Stock

None.

Stock Performance Graph

The following graph shows a comparison of the five years ended December 31, 2020, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Computer Index. The graph assumes an investment of $100 on December 31, 2015 and reinvestment of any dividends. The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common shares.

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Proofpoint, Inc.	$100.00	$108.68	$136.61	$128.92	$176.56	$209.83
Nasdaq Composite - Total Returns	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Nasdaq Computer Index	$100.00	$112.27	$155.80	$150.06	$225.59	$338.35

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

We derived the consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this report. We derived the consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2020	2019	2018	2017 (a)	2016 (a)

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$1,031,045	$875,006	$704,400	$506,355	$367,494
Hardware and services	18,965	13,184	12,594	13,326	10,843
Total revenue	1,050,010	888,190	716,994	519,681	378,337
Cost of revenue:(1)
Subscription	240,615	206,997	180,253	125,832	94,716
Hardware and services	34,844	29,217	21,508	17,546	13,877
Total cost of revenue	275,459	236,214	201,761	143,378	108,593
Gross profit	774,551	651,976	515,233	376,303	269,744
Operating expense:(1)
Research and development	283,799	230,463	185,391	129,803	98,506
Sales and marketing	488,235	416,717	345,368	248,694	189,324
General and administrative	97,713	109,727	86,185	52,735	52,774
Total operating expense	869,747	756,907	616,944	431,232	340,604
Operating loss	(95,196)	(104,931)	(101,711)	(54,929)	(70,860)
Interest expense	(36,241)	(12,526)	(16,761)	(28,608)	(25,082)
Other income, net	548	7,109	1,491	3,785	441
Loss before income taxes	(130,889)	(110,348)	(116,981)	(79,752)	(95,501)
(Provision for) benefit from income taxes	(32,920)	(19,917)	13,232	9,950	(986)
Net loss	$(163,809)	$(130,265)	$(103,749)	$(69,802)	$(96,487)
Net loss per share, basic and diluted	$(2.86)	$(2.33)	$(1.99)	$(1.58)	$(2.31)
Weighted average shares outstanding, basic and diluted	57,324	55,902	52,111	44,258	41,859

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$20,571	$16,966	$14,012	$10,635	$7,427
Cost of hardware and services revenue	$5,469	$4,001	$2,287	$1,893	$1,494
Research and development	$63,504	$50,739	$40,204	$30,588	$24,342
Sales and marketing	$74,568	$61,858	$50,320	$33,962	$28,607
General and administrative	$22,587	$42,761	$35,885	$20,382	$16,826
Amortization of intangible assets:
Cost of subscription revenue	$41,277	$30,760	$26,971	$14,512	$9,423
Research and development	$—	$—	$45	$60	$60
Sales and marketing	$16,228	$14,888	$14,141	$3,934	$4,938

	As of December 31,
	2020	2019	2018	2017 (a)	2016 (a)

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$910,279	$890,940	$231,699	$331,598	$396,751
Deferred commissions, current and long-term	$166,541	$137,555	$107,380	$78,203	$60,768
Property and equipment, net	$111,030	$73,512	$70,627	$73,617	$52,523
Total assets	$2,498,710	$2,337,511	$1,233,018	$1,018,432	$836,929
Convertible senior notes	$783,561	$749,620	$—	$197,858	$366,541
Other debt, current and long-term	$—	$—	$—	$89	$123
Deferred revenue, current and long-term	$892,280	$784,063	$598,130	$427,829	$295,015
Total stockholders’ equity	$441,744	$592,497	$512,534	$299,115	$96,379

(a)	Reflects the impact of the retrospective adoption of new revenue recognition standards in fiscal year 2018.

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

Our business is based on a recurring revenue model. Our customers pay a subscription fee to license the various components of our SaaS platform for a contract term that is typically one to three years. At the end of the license term, customers may renew their subscription and in each year since the launch of our first solution in 2003, we have maintained a renewal rate with our existing customers of 90% or higher. We derive this retention rate by calculating the total annually recurring subscription revenue from customers currently using our SaaS platform and dividing it by the total annually recurring subscription revenue from both these current customers as well as all business lost through non-renewal.

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

Historically, the majority of our revenue was derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew 25% for the year ended December 31, 2020 as compared to the prior year. In terms of customer concentration, there were two partners who accounted for 13% and 11%, respectively, of our total revenue in 2020. In 2019, there were two partners who accounted for 12% and 11%, respectively, of our total revenue. In 2018, one partner accounted for 12% of our total revenue. These partners sold to a number of end users, none of which accounted for more than 10% of our total revenue in 2020, 2019 and 2018. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Significant Developments

In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The Company’s overall financial results and operations were modestly impacted by the COVID-19 outbreak in 2020. The Company’s travel expense and marketing expense for in-person events were decreased due to global restrictions on travel issued by most major nations where the Company does business. We have shifted our internal annual Sales Kick Off conference, which was held in January 2021, to a virtual-only conference and in the near term we have changed our customer, employee and industry events to virtual-only formats. In addition, see Part II-Item 1A, “Risk Factors,” included herein for an update that we made to our existing risk factors to include information on risks associated with pandemics in general and COVID-19 specifically. The extent to which the COVID-19 outbreak impacts our financial results and operations going forward will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it.

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

Historically our customers have primarily used our cybersecurity and compliance solutions with email messaging content. Increasingly, customers are also adopting many of our emerging solutions as part of a people-centric approach to cybersecurity, which focuses on identifying and mitigating risks posed by individual users and the attacks that target them. Our people-centric portfolio includes CASB, Isolation, Insider Threat Management, and Proofpoint Security Awareness Training, many of which provide cyber resiliency across other vectors such as cloud, web and endpoint as well as security awareness training and phishing simulation.

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

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Total revenue	$1,050,010	$888,190	$716,994
Growth	18%	24%	38%
Gross margin percentage	74%	73%	72%
Non-GAAP gross margin	80%	79%	78%
Billings (non-GAAP)	$1,157,341	$1,072,159	$875,323
Growth	8%	22%	37%
Free cash flows (non-GAAP)	$192,068	$207,315	$155,222

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
GAAP gross profit	$774,551	$651,976	$515,233
GAAP gross margin	74%	73%	72%
Plus:
Stock-based compensation expense	26,040	20,967	16,299
Amortization of intangible assets	41,277	30,760	26,971
Non-GAAP gross profit	$841,868	$703,703	$558,503
Non-GAAP gross margin	80%	79%	78%

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

The following table presents the reconciliation of total revenue to billings for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Total revenue	$1,050,010	$888,190	$716,994
Deferred revenue and customer prepayments
Ending	904,126	797,173	605,073
Beginning	797,173	605,073	431,371
Net change	106,953	192,100	173,702
Unbilled accounts receivable
Ending	1,877	2,255	1,276
Beginning	2,255	1,276	603
Net change	378	(979)	(673)
Less: deferred revenue and customer prepayments contributed by acquisitions	—	(7,152)	(14,700)
Billings	$1,157,341	$1,072,159	$875,323

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

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
GAAP cash flows provided by operating activities:	$264,488	$242,508	$184,744
Less:
Purchase of property and equipment	(72,420)	(35,193)	(29,522)
Non-GAAP free cash flows	$192,068	$207,315	$155,222

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation, are the most significant component of our operating expenses. Our headcount has increased from 2,613 employees as of December 31, 2018 to 3,658 employees as of December 31, 2020. As a result of this growth in headcount, operating expenses have increased significantly over these periods. We expect personnel costs to continue to increase in absolute dollars as we hire new employees to continue to grow our business.

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

Income Taxes

For most of the prior years, our income tax expense or benefit were primarily related to state and foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our deferred tax assets, we had not historically recorded a provision for federal income taxes. However, in the year ended December 31, 2018, we recognized $14.7 million of deferred tax benefit in the U.S. related to changes in the Company’s valuation allowance resulting from the Wombat Security Technologies, Inc. acquisition. For the year ended December 31, 2019, we recognized $0.3 million of deferred tax benefit in the U.S. related to amortization of tax goodwill on certain business acquisitions. For the year ended December 31, 2020, we recognized $0.2 million of deferred tax expense in the U.S. related to amortization of tax goodwill on certain business acquisitions. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Utilization of our net operating losses and research and development credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Analyses have been conducted to determine whether an ownership change had occurred since inception. The analyses have indicated that although ownership changes have occurred in prior years, the net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change.

Results of Operations

The following table is a summary of our consolidated statements of operations.

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Revenue:
Subscription	$1,031,045	$875,006	$704,400
Hardware and services	18,965	13,184	12,594
Total revenue	1,050,010	888,190	716,994
Cost of revenue:(1)
Subscription	240,615	206,997	180,253
Hardware and services	34,844	29,217	21,508
Total cost of revenue	275,459	236,214	201,761
Gross profit	774,551	651,976	515,233
Operating expense:(1)
Research and development	283,799	230,463	185,391
Sales and marketing	488,235	416,717	345,368
General and administrative	97,713	109,727	86,185
Total operating expense	869,747	756,907	616,944
Operating loss	(95,196)	(104,931)	(101,711)
Interest expense	(36,241)	(12,526)	(16,761)
Other income, net	548	7,109	1,491
Loss before income taxes	(130,889)	(110,348)	(116,981)
(Provision for) benefit from, income taxes	(32,920)	(19,917)	13,232
Net loss	$(163,809)	$(130,265)	$(103,749)

The following table sets forth our consolidated results of operations for the specified periods as a percentage of our total revenue for those periods.

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	98%	99%	98%
Hardware and services	2	1	2
Total revenue	100	100	100
Cost of revenue:(1)
Subscription	23	24	25
Hardware and services	3	3	3
Total cost of revenue	26	27	28
Gross profit	74	73	72
Operating expense:(1)
Research and development	27	26	26
Sales and marketing	47	47	48
General and administrative	9	12	12
Total operating expense	83	85	86
Operating loss	(9)	(12)	(14)
Interest expense	(4)	(1)	(2)
Other income, net	—	—	—
Loss before income taxes	(13)	(13)	(16)
(Provision for) benefit from income taxes	(3)	(2)	2
Net loss	(16)%	(15)%	(14)%

(1)	Includes stock-based compensation and amortization of intangible assets as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$20,571	$16,966	$14,012
Cost of hardware and services revenue	$5,469	$4,001	$2,287
Research and development	$63,504	$50,739	$40,204
Sales and marketing	$74,568	$61,858	$50,320
General and administrative	$22,587	$42,761	$35,885
Amortization of intangible assets:
Cost of subscription revenue	$41,277	$30,760	$26,971
Research and development	$—	$—	$45
Sales and marketing	$16,228	$14,888	$14,141

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands)				(in thousands)
Subscription	$1,031,045	$875,006	$156,039	18%	$875,006	$704,400	$170,606	24%
Hardware and services	18,965	13,184	5,781	44%	13,184	12,594	590	5%
Total revenue	$1,050,010	$888,190	$161,820	18%	$888,190	$716,994	$171,196	24%

Subscription revenue increased $156.0 million and $170.6 million, or 18% and 24%, respectively, for 2020 and 2019. These increases were due to a $114.3 million and $128.6 million increase in revenue from the United States and a $41.7 million and $42.0 million increase from international customers for 2020 and 2019, respectively.

The increases in subscription revenue for 2020 and 2019 were due to the ongoing demand for our solutions, increase in add-on activity and renewal rate being 90% or higher. Our enterprise customer count, which consists of customers that generate more than $10,000 in annual recurring revenue, increased from approximately 7,100 at the end of 2019 to approximately 8,000, or 13%, at the end of 2020. We had 6,100 enterprise customers at the end of 2018. In addition, the number of customers with three or more products increased 39% in 2020 and 38% in 2019 as compared to 2019 and 2018, respectively. The revenue recognized from acquired deferred revenue related to the acquisitions we made was $5.5 million, $5.8 million and $20.8 million in 2020, 2019 and 2018, respectively. The change in subscription revenue due to pricing was not significant for either period.

Hardware and services revenue for 2020 increased $5.8 million, or 44%, as compared to 2019, primarily due to an increase in hardware revenue of $1.8 million and an increase in professional service revenue of $4.0 million primarily due to the timing of completion of service. Hardware and services revenue for 2019 increased $0.6 million or 5%, as compared to 2018, primarily due to higher professional service revenue.

Cost of Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands)				(in thousands)
Subscription	$240,615	$206,997	$33,618	16%	$206,997	$180,253	$26,744	15%
Hardware and services	34,844	29,217	5,627	19%	29,217	21,508	7,709	36%
Total cost of revenue	$275,459	$236,214	$39,245	17%	$236,214	$201,761	$34,453	17%

Cost of subscription revenue increased $33.6 million, or 16%, in 2020 as compared to 2019, and $26.7 million, or 15%, in 2019 as compared to 2018. The increases were primarily due to increases in operations-related expense of $23.9 million and $13.9 million, respectively, due to increased headcount, network expense due to an increase in usage, depreciation expense as a result of higher capital expenditures to support our growth, and larger amortization of intangible assets expense of developed technology from recent acquisitions. Additionally, support-related expenses increased $10.5 million and $10.9 million, respectively, primarily due to higher headcount and consulting costs.

Cost of hardware and services revenue for 2020 and 2019 increased $5.6 million and $7.7 million, or 19% and 36%, respectively, as compared to the year before, primarily due to increase in professional service costs of $4.5 million and $7.6 million, respectively, as our headcount increased. Additionally, the cost of hardware units sold increased $0.8 million in 2020.

Operating Expenses

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands)				(in thousands)
Research and development	$283,799	$230,463	$53,336	23%	$230,463	$185,391	$45,072	24%
Percent of total revenue	27%	26%			26%	26%

Research and development expenses increased $53.3 million and $45.1 million, or 23% and 24%, for 2020 and 2019, respectively. The increases were primarily due to increases in personnel-related costs of $47.6 million and $40.3 million for 2020 and 2019, respectively, from higher headcount, including those from the integration of the acquisitions in 2020 and 2019. Additionally, corporate expense allocated to research and development increased $3.2 million and $4.7 million for 2020 and 2019, respectively, primarily due to higher costs from expanded operations, higher allocated costs from facilities, human resources and IT-related expense as we grew year-over-year.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands)				(in thousands)
Sales and marketing	$488,235	$416,717	$71,518	17%	$416,717	$345,368	$71,349	21%
Percent of total revenue	47%	47%			47%	48%

Sales and marketing expenses increased $71.5 million and $71.3 million, or 17% and 21%, for 2020 and 2019, respectively. The increase in headcount on a worldwide basis and increase in revenue resulted in increased personnel-related and commissions costs of $78.1 million and $59.7 million, for 2020 and 2019, respectively. Corporate and facilities expenses allocated to sales and marketing increased $3.9 million in 2020 and $2.6 million in 2019 due to costs related to our acquisitions and higher allocated costs as the company expanded. Amortization expense of acquired intangible assets increased $1.3 million and $0.7 million in 2020 and 2019, respectively. These increases for 2020 were partially offset by the decreases of $11.4 million in travel expense due to travel restrictions imposed by COVID-19. Travel expenses increased $4.2 million in 2019, while marketing expenses related to lead generation, trade shows, advertising and other initiatives increased $6.1 million in 2019.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands)				(in thousands)
General and administrative	$97,713	$109,727	$(12,014)	(11)%	$109,727	$86,185	$23,542	27%
Percent of total revenue	9%	12%			12%	12%

General and administrative expenses decreased $12.0 million, or 11%, in 2020 as compared to 2019. In the three months ended June 30, 2020, management determined that the performance conditions for certain performance stock units were not probable to be achieved, as a result, due to the change in estimate and cumulative catch-up adjustment, the expense associated with those performance stock units decreased $17.9 million in 2020, as compared to 2019. Additionally, a non-recurring one-year RSU grant to the Chief Executive Officer fully vested in June 2019, and, as such the expense in 2020 were reduced $6.5 million. Remaining personnel-related costs increased $13.7 million due to an increase in headcount to support our continued growth as a public company. Outside consulting and audit costs decreased $4.5 million, and acquisition related costs decreased $2.5 million primarily due to the timing of business acquisitions made. The decreases were partially offset by a $2.9 million increase in corporate and facilities expense due to an increase in headcount. Legal expense increased $3.7 million primarily due to trade secret litigation brought by us against a third party.

General and administrative expenses increased $23.5 million, or 27%, in 2019 as compared to 2018. Personnel-related costs increased $14.3 million due to an increase in headcount to support our continued growth as a public company. Corporate and facilities expense increased $1.3 million primarily due to an increase in headcount. Legal expense increased $1.9 million in 2019 due to trade secret litigation brought by us against a third party. Outside consulting and audit costs increased $3.6 million primarily due to costs for our new accounting systems implemented in 2019, and other accounting related costs. Acquisition related costs increased $1.9 million in 2019, primarily due to the timing of business acquisitions made.

Interest Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands)				(in thousands)
Interest expense	$(36,241)	$(12,526)	$(23,715)	189%	$(12,526)	$(16,761)	$4,235	(25)%

Interest expense increased $23.7 million in 2020 as compared to 2019, due to the 2024 Notes issued on August 23, 2019. The increases consisted of higher accretion of $22.2 million and higher cash interest expense of $1.5 million.

Interest expense for 2018 consisted of the 2020 Notes accretion expense of $8.4 million, loss on conversion of the 2020 Notes of $7.2 million and cash interest expense of $1.2 million (see Note 10 “Convertible Senior Notes” to the Consolidated Financial Statements).

Other Income, Net

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands)				(in thousands)
Other income, net	$548	$7,109	$(6,561)	(92)%	$7,109	$1,491	$5,618	377%

Other income, net decreased $6.6 million in 2020 as compared to 2019, primarily due to a $5.4 million decrease in interest income from cash and investments due to a reduction in investments and lower interest rate, and a $1.0 million increase in foreign currency translation loss.

Other income, net increased $5.6 million in 2019 as compared to 2018 because of an increase in interest income of $6.3 million due to higher cash and investment balances, partially offset by a $0.9 million increase in foreign currency translation losses.

Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	$	%	2019	2018	$	%

	(in thousands)				(in thousands)
(Provision for) benefit from income taxes	$(32,920)	$(19,917)	$(13,003)	65%	$(19,917)	$13,232	$(33,149)	(251)%

Total provision for income taxes increased $13.0 million in 2020 as compared to 2019. The increase was primarily due to an increase of tax expense of $9.4 million related to the transfers of intellectual property between our consolidated entities, a $2.8 million increase of foreign taxes related to operations in our non-US subsidiaries and a $1.0 million increase related to uncertain tax positions.

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

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2020. We have prepared the quarterly data on a basis consistent with our audited annual financial statements, including, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements. The historical results are not necessarily indicative of future results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019

	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$271,412	$260,672	$254,892	$244,069	$240,367	$224,275	$210,780	$199,584
Hardware and services	3,717	5,997	3,546	5,705	3,062	3,110	3,659	3,353
Total revenue	275,129	266,669	258,438	249,774	243,429	227,385	214,439	202,937
Cost of revenue:(1)
Subscription	61,430	60,144	59,193	59,848	55,789	52,308	50,648	48,252
Hardware and services	8,602	8,777	8,382	9,083	7,473	7,573	7,180	6,991
Total cost of revenue	70,032	68,921	67,575	68,931	63,262	59,881	57,828	55,243
Gross profit	205,097	197,748	190,863	180,843	180,167	167,504	156,611	147,694
Operating expense:(1)
Research and development	71,559	71,743	70,602	69,895	61,969	60,060	55,185	53,249
Sales and marketing	127,500	121,294	116,279	123,162	111,374	105,502	102,837	97,004
General and administrative	27,525	25,821	14,812	29,555	29,633	26,388	27,881	25,825
Total operating expense	226,584	218,858	201,693	222,612	202,976	191,950	185,903	176,078
Operating loss	(21,487)	(21,110)	(10,830)	(41,769)	(22,809)	(24,446)	(29,292)	(28,384)
Interest expense	(9,202)	(9,106)	(9,013)	(8,920)	(8,828)	(3,698)	—	—
Other (expense) income, net	(2,862)	(119)	(1,092)	4,621	3,544	2,180	659	726
Loss before income taxes	(33,551)	(30,335)	(20,935)	(46,068)	(28,093)	(25,964)	(28,633)	(27,658)
Provision for income taxes	(1,551)	(1,540)	(1,660)	(28,169)	(641)	(18,376)	(280)	(620)
Net loss	$(35,102)	$(31,875)	$(22,595)	$(74,237)	$(28,734)	$(44,340)	$(28,913)	$(28,278)
Net loss per share, basic and diluted	$(0.61)	$(0.55)	$(0.39)	$(1.30)	$(0.51)	$(0.79)	$(0.52)	$(0.51)
Weighted average shares outstanding, basic and diluted	57,335	57,616	57,369	56,974	56,474	56,014	55,768	55,335

(1)	Includes stock-based compensation expense and amortization of intangible assets as follows:

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019

	(in thousands)
Stock-based compensation:
Cost of subscription revenue	$4,662	$5,132	$5,235	$5,542	$4,303	$4,519	$4,269	$3,875
Cost of hardware and services revenue	1,288	1,402	1,408	1,371	998	1,043	1,054	906
Research and development	15,006	16,462	16,431	15,605	12,983	13,735	12,522	11,499
Sales and marketing	19,039	19,963	17,047	18,519	15,790	16,515	15,799	13,754
General and administrative	7,771	7,948	(3,660)	10,528	9,897	9,871	12,006	10,987
Total stock-based compensation expenses	$47,766	$50,907	$36,461	$51,565	$43,971	$45,683	$45,650	$41,021
Amortization of intangible assets:
Cost of subscription revenue	$10,591	$10,756	$9,992	$9,938	$8,607	$7,886	$7,505	$6,762
Sales and marketing	3,821	3,947	3,947	4,513	4,085	3,632	3,634	3,537
Total amortization of intangible assets	$14,412	$14,703	$13,939	$14,451	$12,692	$11,518	$11,139	$10,299

The following unaudited table sets forth our consolidated results of operations data as a percentage of total revenue.

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019
Consolidated Statements of Operations Data:
Revenue:
Subscription	99%	98%	99%	98%	99%	99%	98%	98%
Hardware and services	1	2	1	2	1	1	2	2
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	23	23	23	24	23	23	24	24
Hardware and services	3	3	3	4	3	3	3	3
Total cost of revenue	26	26	26	28	26	26	27	27
Gross profit	74	74	74	72	74	74	73	73
Operating expense:
Research and development	26	27	27	28	25	26	26	26
Sales and marketing	46	45	45	49	46	46	48	48
General and administrative	10	10	6	12	12	12	13	13
Total operating expense	82	82	78	89	83	84	87	87
Operating loss	(8)	(8)	(4)	(17)	(9)	(10)	(14)	(14)
Interest expense	(3)	(3)	(4)	(4)	(4)	(2)	—	—
Other (expense) income, net	(1)	—	—	2	1	1	1	—
Loss before income taxes	(12)	(11)	(8)	(19)	(12)	(11)	(13)	(14)
Provision for income taxes	(1)	(1)	(1)	(11)	—	(8)	—	—
Net loss	(13)%	(12)%	(9)%	(30)%	(12)%	(19)%	(13)%	(14)%

Liquidity and Capital Resources

As of December 31, 2020, we had $910.3 million in cash and cash equivalents. Also refer to Note 10 “Convertible Senior Notes” to the consolidated financial statements for discussion of the 2024 Notes. The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $264.5 million in 2020 compared to $242.5 million in 2019. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company’s future results, we believe our efficient business model leaves us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We have also not observed any impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

On August 27, 2020, our board of directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of the Company’s common stock. Repurchases under the Repurchase Program may be made through open market purchases (including through trading plans administered under pre-determined purchasing criteria), block trades and/or privately negotiated transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The timing, volume and nature of the repurchases are at the discretion of management, based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The Repurchase Program does not have an expiration date and may be suspended or discontinued by the Company at any time without prior notice. We plan to grow our customer base by continuing to emphasize investments in sales and marketing to add new customers, expand our customers’ use of our platform, and maintain high renewal rates. We also expect to incur additional cost of subscription revenue in accordance with the resulting growth in our customer base. We believe that the combination of our ongoing improvements in gross margins, the benefits of lower sales and marketing costs associated with our renewal activity, and the fact that our contracts are structured to bill our customers in advance should enable us to improve our cash flow from operations as we grow. Based on our current level of operations and anticipated growth, both of which are expected to be consistent with recent quarters, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our solutions. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We have invested, and plan to continue investing in acquiring complementary businesses, applications and technologies, and may continue to make such investments in the future, any of which could also require us to seek equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

As of December 31, 2020, the amount of cash and cash equivalents held by our foreign subsidiaries was $66.6 million, including intercompany receivable balances. If these funds were needed for our operations in the United States, we would be required to withhold foreign taxes on the funds repatriated of approximately $0.8 million. We have not recorded a liability for these taxes, as it is our intention that the majority of these funds are indefinitely reinvested outside the United States and our current plans do not demonstrate a need to repatriate these funds to our United States operations.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash provided by operating activities	$264,488	$242,508	$184,744
Net cash used in investing activities	$(31,769)	$(349,465)	$(250,664)
Net cash (used in) provided by financing activities	$(174,527)	$778,738	$(33,861)

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

Net cash provided by operating activities was $264.5 million in 2020 as compared to $242.5 million in 2019. The increase of $22.0 million was primarily due to:

•

An increase in amortization of intangible assets of $11.9 million due to acquired businesses, and an increase in depreciation of fixed assets of $3.8 million due to an increase in capital expenditures;

•	A $12.4 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	An increase in stock-based compensation expense of $10.4 million due to the increase in headcount and grants made, partially offset by catch-up adjustments made to performance stock unit expense;
•	A $22.2 million increase in amortization of debt issuance costs and accretion of debt discount for the 2024 Notes issued in the third quarter of 2019;
•	An increase in accounts receivable change of $71.5 million due to the timing of payments;

•	A $10.7 million increase in accrued liabilities change due to a $5.1 million increase in uncertain tax benefit change as well as the timing of other payments made; and
•	An increase in noncash lease costs of $3.9 million was primarily due to additional costs related to the new corporate office lease and leases acquired via business acquisitions.

The increase was partially offset by:

•	An increase in net loss of $33.5 million;
•	A $9.8 million decrease in accounts payable change due to the timing of payments; and
•	A decrease in deferred revenue change of $71.0 million primarily due to the timing of billings and revenue recognized; and
•	A decrease in deferred commission change of $11.2 million primarily due to an increase in billings.

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

Net cash used in investing activities was $31.8 million in 2020 as compared to $349.5 million in 2019. The decrease in cash used in investing activities of $317.7 million was primarily due to a $314.4 million decrease in payments for acquired businesses, and a $71.1 million decrease in cash spent to acquire short-term investments, offset by a $30.7 million decrease in maturities of short-term investments, and a $37.2 million increase in capital expenditures primarily due to a $34.6 million increase in new corporate campus related payments.

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

Financing Activities

Net cash used in financing activities was $174.5 million in 2020 as compared to $778.7 million provided by financing activities in 2019. The increase in cash used in financing activities of $953.3 million was primarily due to $901.3 million proceeds from issuance of the 2024 Notes in 2019, net of costs; $139.4 million paid to repurchase commons stock in 2020, and a $3.4 million increase in withholding taxes paid related to restricted stock net share settlement, partially offset by $84.6 million used to purchase capped calls in connection with the issuance of the 2024 Notes in 2019 and a $6.2 million increase in proceeds from common stock issuance related to employee stock plans.

Net cash provided by financing activities was $778.7 million in 2019 as compared to $33.9 million used in 2018. The increase in cash provided of $812.6 million was primarily due to $901.3 million in proceeds from issuance of the 2024 Notes, net of costs, partially offset by $84.6 million used to purchase capped calls in connection with the issuance of the 2024 Notes, and a $5.3 million increase in withholding taxes paid related to restricted stock net share settlement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
0.25% Convertible Senior Notes due 2024	$920,000	$—	$—	$920,000	$—
Operating lease obligations(1)	260,388	26,352	64,384	46,911	122,741
Purchase obligations(2)	57,217	40,806	16,185	226	—
Total(3)	$1,237,605	$67,158	$80,569	$967,137	$122,741

(1)	Consists of contractual obligations under operating leases for office space and data centers.
(2)	Consists of minimum purchase commitment of products and services. Obligations under contracts that we can cancel without a significant penalty were not included in the table above.
(3)

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $34.9 million of such non-current liabilities included in Other long-term liabilities recorded on our consolidated balance sheet as of December 31, 2020.

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

Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1 “The Company and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in this report. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;
•	Deferred commissions;
•	Fair value of assets acquired and liabilities assumed in business combinations;
•	Impairment assessment of goodwill, intangible assets and other long-lived assets;
•	Loss contingencies;
•	Stock-based compensation; and
•	Recognition and measurement of current and deferred income taxes.

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

Goodwill, Intangible Assets and Other Long-Lived Assets - Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. For the purposes of impairment testing, we have determined that we have one reporting unit. We perform the two-step impairment test, whereby we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we will record an impairment charge in the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Stock-based compensation

We grant performance stock units (PSUs) to key executives. The vesting of the PSUs is subject to the executive’s continuing employment and the Company's achievement of certain performance goals. We recognize share-based compensation expense for the PSUs on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. At each reporting period, we estimate the probability of achieving the specified performance targets associated with each PSUs. Changes in the probability estimates associated with the PSUs are accounted for in the period of change using a cumulative catch up adjustment to apply the new probability estimate. In any period in which we determine the achievement of the performance targets is not probable, we cease recording compensation expense and all previously recognized compensation expense for the PSUs is reversed.

Income Taxes

We determine our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the fourth quarter of the subsequent year for U.S. federal and state provisions, respectively. We have placed a full valuation allowance on all net U.S. deferred tax assets because realization of these tax benefits through future taxable income cannot be reasonably assured. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Any decision to reverse part or all of the valuation allowance would be based on our estimate of future profitability. If our estimate were to be wrong, we could be required to charge potentially significant amounts to income tax expense to establish a new valuation allowance.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of December 31, 2020, we had cash and cash equivalents of $910.3 million. We didn’t have short-term investments as of December 31, 2020. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as foreign currency transaction gains or losses in the year of occurrence. Aggregate foreign currency transaction losses included in determining net loss were $2.8 million, $1.7 million, and $0.9 million for 2020, 2019 and 2018, respectively. Transaction gains and losses are included in other income (expense), net.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based on their evaluation, as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated into this report by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Proofpoint, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Proofpoint, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Identifying and evaluating terms and conditions in contracts that impact revenue recognition

As described in Note 2 to the consolidated financial statements, revenue recognition is determined by management through the following steps: 1) identification of the contract, or contracts, with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Management applies significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended December 31, 2020, the Company’s revenue was $1,050 million.

The principal considerations for our determination that performing procedures relating to revenue, specifically identifying and evaluating terms and conditions in contracts that impact revenue recognition, is a critical audit matter are the significant judgment by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition; this in turn led to significant auditor judgment and effort in performing procedures to evaluate whether terms and conditions were appropriately identified and evaluated by management.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 19, 2021

We have served as the Company’s auditor since 2008, which includes periods before the Company became subject to SEC reporting requirements.

Proofpoint, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	At December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$910,279	$847,555
Short-term investments	—	43,385
Accounts receivable, net	255,390	265,741
Inventory	317	1,249
Deferred product costs	3,480	2,723
Deferred commissions	57,779	47,250
Prepaid expenses and other current assets	32,493	22,081
Total current assets	1,259,738	1,229,984
Property and equipment, net	111,030	73,512
Operating lease right-of-use assets	182,228	51,852
Long-term deferred product costs	420	581
Goodwill	688,454	687,517
Intangible assets, net	130,392	186,023
Long-term deferred commissions	108,762	90,305
Other assets	17,686	17,737
Total assets	$2,498,710	$2,337,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,233	$16,311
Accrued liabilities	132,187	119,423
Operating lease liabilities	28,560	20,202
Deferred revenue	702,248	615,874
Total current liabilities	865,228	771,810
Convertible senior notes	783,561	749,620
Long-term operating lease liabilities	178,506	36,223
Other long-term liabilities	39,639	19,172
Long-term deferred revenue	190,032	168,189
Total liabilities	2,056,966	1,745,014
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 58,513 shares issued and 57,178 shares outstanding at December 31, 2020; 56,784 shares issued and outstanding at December 31, 2019	6	6
Additional paid-in capital	1,470,497	1,318,084
Treasury stock, at cost; 1,335 shares at December 31, 2020	(139,356)	—
Accumulated other comprehensive income	—	1
Accumulated deficit	(889,403)	(725,594)
Total stockholders’ equity	441,744	592,497
Total liabilities and stockholders’ equity	$2,498,710	$2,337,511

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	$1,031,045	$875,006	$704,400
Hardware and services	18,965	13,184	12,594
Total revenue	1,050,010	888,190	716,994
Cost of revenue:(1)(2)
Subscription	240,615	206,997	180,253
Hardware and services	34,844	29,217	21,508
Total cost of revenue	275,459	236,214	201,761
Gross profit	774,551	651,976	515,233
Operating expense:(1)(2)
Research and development	283,799	230,463	185,391
Sales and marketing	488,235	416,717	345,368
General and administrative	97,713	109,727	86,185
Total operating expense	869,747	756,907	616,944
Operating loss	(95,196)	(104,931)	(101,711)
Interest expense	(36,241)	(12,526)	(16,761)
Other income, net	548	7,109	1,491
Loss before income taxes	(130,889)	(110,348)	(116,981)
(Provision for) benefit from income taxes	(32,920)	(19,917)	13,232
Net loss	$(163,809)	$(130,265)	$(103,749)
Net loss per share, basic and diluted	$(2.86)	$(2.33)	$(1.99)
Weighted average shares outstanding, basic and diluted	57,324	55,902	52,111

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$20,571	$16,966	$14,012
Cost of hardware and services revenue	$5,469	$4,001	$2,287
Research and development	$63,504	$50,739	$40,204
Sales and marketing	$74,568	$61,858	$50,320
General and administrative	$22,587	$42,761	$35,885

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$41,277	$30,760	$26,971
Research and development	$—	$—	$45
Sales and marketing	$16,228	$14,888	$14,141

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(163,809)	$(130,265)	$(103,749)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments, net	(1)	8	2
Comprehensive loss	$(163,810)	$(130,257)	$(103,747)

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	50,325	$5	$787,572	—	$—	$(9)	$(488,453)	$299,115
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	(3,216)	(3,216)
Net loss	—	—	—	—	—	—	(103,749)	(103,749)
Unrealized gain on short-term investments	—	—	—	—	—	2	—	2
Conversion of convertible senior notes to common stock (Note 10)	2,928	1	213,305	—	—	—	—	213,306
Stock-based compensation expense	—	—	131,178	—	—	—	—	131,178
Common stock issued	2,463	—	36,449	—	—	—	—	36,449
Tax withholding upon vesting of restricted stock awards	(567)	—	(60,551)	—	—	—	—	(60,551)
Balances at December 31, 2018	55,149	6	1,107,953	—	—	(7)	(595,418)	512,534
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	—	89	89
Net loss	—	—	—	—	—	—	(130,265)	(130,265)
Unrealized gain on short-term investments	—	—	—	—	—	8	—	8
Stock-based compensation expense	—	—	159,694	—	—	—	—	159,694
Acquisition of businesses (Note 3)	72	—	892	—	—	—	—	892
Common stock issued	2,148	—	40,744	—	—	—	—	40,744
Tax withholding upon vesting of restricted stock awards	(585)	—	(69,351)	—	—	—	—	(69,351)
Embedded conversion feature on convertible senior notes (Note 10)	—	—	163,023	—	—	—	—	163,023
Purchase of capped calls (Note 10)	—	—	(84,871)	—	—	—	—	(84,871)
Balances at December 31, 2019	56,784	6	1,318,084	—	—	1	(725,594)	592,497
Net loss	—	—	—	—	—	—	(163,809)	(163,809)
Unrealized gain on short-term investments	—	—	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	174,868	—	—	—	—	174,868
Issuance of restricted shares	11	—	—	—	—	—	—	—
Common stock issued	2,337	—	47,563	—	—	—	—	47,563
Tax withholding upon vesting of restricted stock awards	(619)	—	(70,018)	—	—	—	—	(70,018)
Repurchase of common stock (Note 11)	—	—	—	(1,335)	(139,356)	—	—	(139,356)
Balances at December 31, 2020	58,513	$6	$1,470,497	(1,335)	$(139,356)	$—	$(889,403)	$441,744

The accompanying notes are an integral part of these consolidated financial statements.

Proofpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(163,809)	$(130,265)	$(103,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,965	80,332	73,553
Stock-based compensation	186,699	176,325	142,708
Change in fair value of contingent consideration	—	—	(79)
Amortization of debt issuance costs and accretion of debt discount	33,941	11,708	8,383
Amortization of deferred commissions	62,776	50,415	37,076
Noncash lease costs	27,229	23,339	—
Loss on conversion of convertible notes	—	—	7,207
Deferred income taxes	(1,982)	(2,371)	(15,258)
Other	3,239	1,855	1,469
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,264	(62,239)	(81,890)
Inventory	931	(768)	249
Deferred product costs	(595)	(1,203)	(302)
Deferred commissions	(91,763)	(80,590)	(66,254)
Prepaid expenses	(11,217)	(7,915)	(1,905)
Other current assets	(228)	57	2,155
Long-term assets	171	(499)	311
Accounts payable	(13,321)	(3,569)	8,396
Accrued liabilities	43,844	33,191	17,184
Deferred rent	—	—	(101)
Operating lease liabilities	(24,874)	(24,529)	—
Deferred revenue	108,218	179,234	155,591
Net cash provided by operating activities	264,488	242,508	184,744
Cash flows from investing activities
Proceeds from maturities of short-term investments	63,093	93,838	66,080
Proceeds from sales of short-term investments	—	—	11,931
Purchase of short-term investments	(19,876)	(90,955)	(78,688)
Purchase of property and equipment	(72,420)	(35,193)	(29,522)
Receipts from escrow account	154	—	3,321
Acquisitions of business, net of cash and restricted cash acquired	(2,720)	(317,155)	(223,786)
Net cash used in investing activities	(31,769)	(349,465)	(250,664)
Cash flows from financing activities
Proceeds from issuance of common stock	34,250	28,091	27,579
Withholding taxes related to restricted stock net share settlement	(69,421)	(66,006)	(60,706)
Proceeds from issuance of convertible senior notes, net of costs	—	901,293	—
Purchase of capped calls	—	(84,640)	—
Repurchases of common stock	(139,356)	—	—
Repayments of equipment loans and capital lease obligations	—	—	(37)
Repayment of convertible notes	—	—	(142)
Contingent consideration payments	—	—	(555)
Net cash (used in) provided by financing activities	(174,527)	778,738	(33,861)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,852	(26)	(727)
Net increase (decrease) in cash, cash equivalents and restricted cash	61,044	671,755	(100,508)
Cash, cash equivalents, and restricted cash
Beginning of period	857,907	186,152	286,660
End of period	$918,951	$857,907	$186,152

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information
Cash paid for interest	$2,249	$—	$1,249
Cash paid for taxes	$14,487	$10,770	$120
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$3,807	$3,483	$2,706
Operating lease right-of-use assets exchanged for lease obligations	$157,606	$15,668	$—
Liability awards converted to equity	$13,313	$12,651	$8,870
Convertible senior notes converted to equity	$—	$—	$213,306

	At December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$910,279	$847,555	$185,392
Restricted cash included in prepaid expenses and other current assets	3,262	3,734	283
Restricted cash included in other non-current assets	5,410	6,618	477
Total cash, cash equivalents and restricted cash	$918,951	$857,907	$186,152

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include those related to revenue recognition, deferred commissions, fair value of assets acquired and liabilities assumed in business combinations, impairment assessments of goodwill, intangible assets and other long-lived assets, loss contingencies, stock-based compensation, and income taxes.

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2020. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

Foreign Currency Remeasurement and Transactions

The functional currency of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the year. Remeasurement adjustments are recognized in the consolidated statements of operations as transaction gains or losses within other income, net, in the period of occurrence. Aggregate transaction losses included in determining net loss were $2,847, $1,655 and $943 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Inventories

Inventories are stated at lower of cost or net realizable value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. Inventories held at December 31, 2020 and December 31, 2019 consist primarily of finished goods.

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

Impairment of Intangible Assets and Other Long-Lived Assets

The Company evaluates long-lived assets, including property, equipment and definitive-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of such assets (or asset group) to the future undiscounted cash flows the assets (or asset group) is expected to generate. If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. The Company also evaluates the estimated remaining useful lives of intangible assets and other long-lived assets to assess whether a revision to the remaining periods of amortization is required. No assets were determined to be impaired as of December 31, 2020.

Software Development Costs

Internally developed software includes security software developed to meet the Company’s internal needs to provide cloud-based subscription services to its end-customers and business software that the Company customizes to meet its operating needs. These capitalized costs consist of internal compensation related costs and external direct costs incurred during the application development stage. The costs capitalized were not material in the years ended December 31, 2020, 2019 and 2018.

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

Internally and externally developed software is amortized over the software’s estimated useful life of three to six years.

Advertising and Promotion Costs

Expenses related to advertising and promotion of solutions is charged to sales and marketing expense as incurred. The Company did not incur any material advertising and promotion expenses during the years ended December 31, 2020, 2019 and 2018.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. To test goodwill for impairment, the Company compares the reporting unit’s carrying value with its fair value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value, then the impairment charge equal to the difference is recorded; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. No impairment indicators were identified by the Company as of December 31, 2020.

Intangible assets consist of developed technology, customer relationships, trademarks and patents, order backlog, and in-process research and development asset. The values assigned to intangibles are based on estimates and judgments regarding expectations for success and life cycle of solutions and technologies acquired.

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

Leases

Effective January 1, 2019, the Company adopted ASC 842 using the modified retrospective method. Refer to Note 8 for a detailed discussion of accounting policies related to leases.

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

Employee Benefit Plans

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $2,802, $2,816 and $1,563 to the 401(k) Plan in 2020, 2019 and 2018, respectively.

Stock-Based Compensation

The Company issues stock-based compensation awards to employees and directors in the form of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), employee stock purchase plan (“ESPP”) and stock bonus and other liability awards (collectively, “awards”).

The Company measures and recognizes compensation expense for all stock-based awards based on the awards’ fair value. Stock-based compensation for RSUs is measured based on the value of the Company’s common stock on the grant date. The Company accounts for forfeitures as they occur.

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive income into net loss in 2020, 2019 and 2018.

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

The Company adopted ASU 2018-15 on January 1, 2020 prospectively. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2017-04 on January 1, 2020 prospectively. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2016-13 on January 1, 2020, utilizing the modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of partners and customers, and external market factors.

Recent Accounting Pronouncements Not Yet Effective

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless 1) a convertible instrument contains features that require bifurcation as a derivative, or 2) a convertible debt instrument was issued at a substantive premium. Among other potential impacts, ASU 2020-06 will reduce reported interest expense,

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

decrease reported net loss, and result in a reclassification of certain conversion feature balance sheet amounts from stockholder’s equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings-per-share, which is consistent with the Company’s accounting treatment under the current accounting guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis.

The Company expects to adopt ASU 2020-06 effective January 1, 2021 using the full retrospective transition method. The Company expects that adoption of ASU 2020-06 will result in accounting of its senior convertible notes as a single unit of account on the balance sheet, and in a decrease of interest expense and net loss. Upon the adoption of ASU 2020-06, interest expense and net loss for 2020 and 2019 will have been reduced by $30,139 and $10,361, respectively. The Company does not expect the adoption of ASU 2020-06 to have any impact on its cash flows from operating, investing or financing activities.

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

The following table presents the Company’s revenue disaggregation:

	Year Ended December 31,
	2020	2019	2018
Subscription service revenue	$997,506	$849,267	$681,138
Subscription software revenue	33,539	25,739	23,262
Hardware and services	18,965	13,184	12,594
Total revenue	$1,050,010	$888,190	$716,994

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the consolidated balance sheet, was $1,963 and $3,261 as of December 31, 2020 and 2019, respectively.

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

For the years ended December 31, 2020, 2019 and 2018, the Company capitalized $91,763, $80,590 and $66,254 of commission costs, respectively, and amortized $62,776, $50,415 and $37,076, respectively.

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

For the years ended December 31, 2020, 2019 and 2018, the Company capitalized $5,200, $4,727 and $2,765 of deferred product costs, respectively, and amortized $4,605, $3,531 and $2,463, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized revenue of $608,880, $490,172 and $363,483 during the years ended December 31, 2020, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recognized $1,736, $1,906 and $2,901 of revenue during the years ended December 31, 2020, 2019 and 2018, respectively, related to the performance obligations satisfied in prior periods. The acquisition of ObserveIT, Ltd. (see Note 3 “Acquisitions”) on November 25, 2019, increased deferred revenue by $6,700, of which $681 was recognized in the year ended December 31, 2019.

Remaining performance obligations

Contracted revenue as of December 31, 2020 that has not yet been recognized (“contracted not recognized”) was $817,949, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 58% of contracted and not recognized revenue to be recognized over the next twelve months, 40% in years two and three, with the remaining balance recognized thereafter.

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

2020 Acquisition

The Defence Works Limited

On May 5, 2020, the Company completed its acquisition of The Defence Works Limited. The acquisition brings a library of interactive content to the Company’s security awareness training portfolio and provides the Company’s customers innovative content to support their security education programs. The total consideration was $2,767, of which $766 was allocated to goodwill and $2,400 was allocated to intangible assets. The acquired intangible assets consist of content library which is included within the developed technology assets in Note 6 “Goodwill and Intangible Assets.” The impact of the acquisition was not material to the Company’s Consolidated financial statements in 2020.

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

Also, as part of the share purchase agreement, the unvested restricted shares of a certain employee of ObserveIT were exchanged into the right to receive $532 of deferred cash consideration. The unpaid deferred cash consideration was presented as restricted cash on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019. The deferred cash consideration of $485 was allocated to post-combination expense and was not included in the purchase price. The deferred cash consideration is subject to forfeiture if employment terminates prior to the lapse of the restrictions, and the fair value is expensed as compensation expense over the three-year vesting period.

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

By combining Meta Networks’ innovative zero trust network access technology with the Company’s people-centric security capabilities the Company made it simpler for enterprises to precisely control employee and contractor access to on-premises, cloud and consumer applications.

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

Per the terms of the share purchase agreement, unvested stock options and unvested restricted stock units held by Meta Networks employees were canceled and exchanged for the Company’s unvested stock options and unvested restricted stock units, respectively. The fair value of $184 of these unvested awards was attributed to pre-combination services and was included in consideration transferred. The fair value of $12,918 was allocated to post-combination services. The unvested awards are subject to the recipient’s continued service with the Company, and $12,918 is recognized ratably as stock-based compensation expense over the required remaining service period.

Also, as part of the share purchase agreement, the unvested restricted shares of certain employees of Meta Networks were exchanged into the right to receive $7,827 of deferred cash consideration and 72 shares of the Company’s common stock that were deferred with the fair value of $8,599. The unpaid deferred cash consideration was presented as restricted cash on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019. The deferred cash consideration of $7,596 and the deferred stock of $8,338 (see Note 11 “Stockholders’ Equity”) were allocated to post-combination expense and were not included in the purchase price. The deferred cash consideration and deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as compensation and stock-based compensation expense over the three-year vesting period.

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The Company also achieved savings in corporate overhead costs for the combined entities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition.

At the Wombat Acquisition Date, the consideration transferred was $225,366, net of cash acquired of $13,452.

Per the terms of the merger agreement, unvested in-the-money stock options held by Wombat employees were canceled and paid off using the same amount per option as for the common share less applicable exercise price for each option. The fair value of $1,580 of these unvested options was attributed to pre-combination service and included in consideration transferred. The fair value of unvested options of $1,571 was allocated to post-combination services and expensed in the three months ended March 31, 2018. Also, as part of the merger agreement, 51 shares of the Company’s common stock were deferred for certain key employees with the total fair value of $5,458 (see Note 11 “Stockholders’ Equity”), which was not included in the purchase price. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the restrictions, and their fair value is expensed as stock-based compensation expense over the remaining service period.

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

During the year ended December 31, 2020, two partners accounted for 13% and 11%, respectively, of total revenue. During the year ended December 31, 2019, two partners accounted for 12% and 11%, respectively, of total revenue. During the year ended December 31, 2018, one partner accounted for 12% of total revenue. These partners sold to a number of end users, none of which accounted for more than 10% of our total revenue in 2020, 2019 and 2018.

Two partners accounted for 14% and 11% of total accounts receivable, respectively, as of December 31, 2020. Two partners accounted for 13% and 11% of total accounts receivable, respectively, as of December 31, 2019.

5. Balance Sheet Components

Property and equipment at December 31, 2020 and December 31, 2019 consist of the following:

	Useful Life	December 31,
	(in years)	2020	2019
Computer equipment	2 to 4	$190,420	$170,010
Software	2 to 5	13,254	5,184
Furniture	5	7,566	4,244
Office equipment	2 to 5	698	658
Leasehold improvements	useful life, or lease term, if shorter	50,535	14,819
Other	2	59	408
Construction in progress		1,366	3,630
		263,898	198,953
Less: Accumulated depreciation		(152,868)	(125,441)
		$111,030	$73,512

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $38,460, $34,684, and $32,396, respectively, including depreciation expense for assets under capital leases of $29 for the year ended December 31, 2018.

The allowance for doubtful accounts receivable was not material as of December 31, 2020 and 2019.

Accrued liabilities at December 31, 2020 and December 31, 2019 consisted of the following:

	December 31,
	2020	2019
Accrued compensation	$83,445	$73,384
ESPP contributions	4,914	4,138
Customer deposits	10,077	12,316
Sales tax payable	2,937	1,748
Accrued royalties	1,418	1,528
Other	29,396	26,309
	$132,187	$119,423

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

6. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

	Year Ended December 31,
	2020	2019
Beginning balance	$687,517	$460,425
Acquisitions during period	766	230,243
Purchase accounting adjustments	171	(3,151)
Closing balance	$688,454	$687,517

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$233,469	$(151,562)	$81,907	$210,469	$(110,284)	$100,185
Customer relationships	87,200	(38,896)	48,304	87,200	(25,608)	61,592
Trade names and patents	3,730	(3,549)	181	3,730	(2,349)	1,381
Order backlog	8,100	(8,100)	—	8,100	(6,360)	1,740
In-process research and development	—	—	—	21,125	—	21,125
	$332,499	$(202,107)	$130,392	$330,624	$(144,601)	$186,023

In-process research and development asset was transferred to developed technology in the second quarter of 2020, as the associated project was completed.

Amortization expense of intangibles totaled $57,505, $45,648 and $41,157 during the years ended December 31, 2020, 2019 and 2018, respectively.

Future estimated amortization costs of intangible assets as of December 31, 2020 are presented below:

Year Ended December 31,
2021	$54,322
2022	32,060
2023	22,495
2024	13,807
2025	6,039
Thereafter	1,669
$130,392

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of December 31, 2020 and December 31, 2019 and the classification by level of input within the fair value hierarchy:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$865,924	$865,924	$—	$—
Total financial assets	$865,924	$865,924	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$815,158	$815,158	$—	$—
Commercial paper	9,989	—	9,989	—
Short-term investments:
Corporate debt securities	13,454	—	13,454	—
Commercial paper	27,932	—	27,932	—
U.S. Treasury securities	1,999	—	1,999	—
Total financial assets	$868,532	$815,158	$53,374	$—

Based on quoted market prices as of December 31, 2020 and December 31, 2019, the fair value of the 2024 Notes (see Note 10 “Convertible Senior Notes” to the Consolidated Financial Statements) was approximately $1,021,200 and $951,050, respectively, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the Acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Amount
Balance as of December 31, 2017	$634
Additions during the period	—
Payments during the period	(555)
Adjustments to fair value during the period recorded in General and administrative expenses	(79)
Balance as of December 31, 2018	$—

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The carrying amounts of the Company’s cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

Investments

The cost and fair value of the Company’s cash, cash equivalents and available-for-sale investments as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,355	$—	$—	$44,355
Money market funds	865,924	—	—	865,924
Total	$910,279	$—	$—	$910,279

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$22,408	$—	$—	$22,408
Money market funds	815,158	—	—	815,158
Commercial paper	9,989	—	—	9,989
Total	$847,555	$—	$—	$847,555

Short-term investments:
Corporate debt securities	$13,453	$2	$(1)	$13,454
Commercial paper	27,932	—	—	27,932
U.S. Treasury securities	1,998	1	—	1,999
Total	$43,383	$3	$(1)	$43,385

As of December 31, 2020 and 2019, all investments mature in less than one year. Fair values for marketable securities are based on quoted market prices for the same or similar instruments.

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the years ended December 31, 2020, 2019 and 2018.

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

The Company adopted ASC 842 in the first quarter of 2019, utilizing the modified retrospective transition method through a cumulative-effect adjustment to the opening accumulated deficit as of January 1, 2019.

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

The Company’s real estate leases have remaining lease terms for up to eleven years, some of which include options to extend the lease period up to ten years. The data center leases have remaining lease terms of up to three years, some of which have renewal periods of one year.

In October 2018, the Company entered into a 127-month lease agreement to lease approximately 242,400 square feet of corporate office space in Sunnyvale, California, which became the Company’s new corporate headquarters in November 2020, after the construction of the property by the landlord was completed and the lease commenced. The lease contains a rent holiday period, scheduled rent increases, lease incentives, and renewal option which allow the lease term to be extended by five years. Base rental payments will be approximately $160,178 over the lease term.

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$31,200	$26,115
Short-term lease cost	2,083	2,846
Variable lease cost	4,968	3,444
Total lease cost	$38,251	$32,405

Supplemental information related to leases was as follows:

	Year Ended December 31,
	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$28,844	$27,104
Right-of-use assets obtained in exchange for operating lease obligations	$157,606	$15,668
Weighted-average remaining lease term - operating leases	9 years	4 years
Weighted-average discount rate - operating leases	4.65%	5.04%

Maturities of lease liabilities as of December 31, 2020 were as follows:

Operating leases
Year ending December 31,
2021	$26,352
2022	37,331
2023	27,053
2024	23,664
2025	23,247
Thereafter	122,741
Total lease payments	260,388
Less imputed interest	(53,322)
Total	$207,066

Premises rent expense was $10,944 for the years ended December 31, 2018.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

9. Commitments and Contingencies

Purchase Commitments

As of December 31, 2020, the Company’s minimum purchase commitments for products and services were $57,217, of which $16,411 represent long-term purchase commitments through the year ending December 31, 2025.

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

In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the 2024 Notes. The Company bifurcated the conversion option of the 2024 Notes from the debt instrument, classified the conversion option in equity and accretes the resulting debt discount as interest expense over the contractual term of the 2024 Notes using the effective interest rate method. The equity component is not remeasured while the 2024 Notes continue to meet the conditions for equity classification. Upon issuance of the 2024 Notes, after allocation of debt discount and issuance costs, the Company recorded $737,912 as debt and $163,023 as additional paid in capital within stockholders’ equity.

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

The following table represents the carrying value of the 2024 Notes as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Liability component:
Principal	$920,000	$920,000
Less: debt discount and issuance costs, net of amortization	(136,439)	(170,380)
Net carrying amount	$783,561	$749,620
Equity component (1)	$163,023	$163,023

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred the following interest expense and loss on conversion related to the Notes:

	2020	2019	2018
Interest expense related to contractual interest coupon	$2,300	$818	$1,171
Amortization of debt discount and issuance costs	33,941	11,708	8,383
Loss on conversion	—	—	7,207
Total	$36,241	$12,526	$16,761

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

11. Stockholders’ Equity

Stock-Based Compensation Plans

On March 30, 2012, the Company’s Board of Directors (the “Board of Directors”) and the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective in April 2012. The 2012 Plan was amended, effective June 2019, when the Company’s stockholders approved an Amended and Restated 2012 Equity Incentive Plan (the “Amended 2012 Plan”) at the annual meeting of the stockholders on June 6, 2019. The Company has eight equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the 2012 Plan and six plans assumed by the Company upon various business acquisitions. The assumed plans are the Cloudmark, Inc. plan, the WebLife Balance, Inc. plan, the Meta Networks, Ltd. plan, the ObserveIT, Ltd. plan, and two FireLayers, Ltd. (“FireLayers”) plans. Upon the Company’s initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to the assumed plans. All outstanding stock awards under the 2002 Plan, the assumed plans and Amended 2012 Plan will continue to be governed by their existing terms. Under the Amended 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). The Amended 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the Amended 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.

Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. Under the 2002 Plan and the Amended 2012 Plan, 32,759 shares of common stock are reserved for issuance to eligible participants. As of December 31, 2020, 6,575 shares were available for future grant. Restricted stock awards generally vest over a three to five -year period.

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

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

No options were granted during the years ended December 31, 2020, 2019 and 2018.

Stock option activity is as follows:

	Shares subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,040	$22.88	5.17	$134,511
Options exercised	(767)	12.78
Options forfeited and canceled	(18)	49.24
Balance at December 31, 2018	1,255	28.67	4.77	$69,224
Options assumed per business acquisitions	91	11.77
Options exercised	(297)	17.00
Options forfeited and canceled	(2)	13.46
Balance at December 31, 2019	1,047	30.55	4.38	$88,190
Options exercised	(221)	20.81
Options forfeited and canceled	(5)	18.32
Balance at December 31, 2020	821	$33.25	3.56	$84,699
Exercisable, December 31, 2020	782	$34.24	3.38	$79,932
Vested and expected to vest, December 31, 2020	821	$33.25	3.56	$84,699

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

The total intrinsic value of options exercised was $20,640, $30,766 and $73,057 for the years ended December 31, 2020, 2019 and 2018, respectively. Total cash proceeds from such option exercises were $4,598, $5,048 and $9,802 for the years ended December 31, 2020, 2019 and 2018, respectively.

The grant date fair value of options that vested was $4,303, $1,373 and $3,447 during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the Company had unrecognized stock-based compensation expense of $3,908 related to stock options that will be recognized, over the average remaining vesting term of the options of 1.39 years.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

Restricted Stock Units and Performance Stock Units

A following table summarizes the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2017	3,540	$71.77
Awards granted	3,209	101.56
Awards vested	(1,446)	69.50
Awards forfeited	(735)	93.70
Awarded and unvested at December 31, 2018	4,568	89.88
Awards assumed per business acquisition	75	119.13
Awards granted	2,228	118.30
Awards vested	(1,546)	87.98
Awards forfeited	(430)	94.33
Awarded and unvested at December 31, 2019	4,895	103.48
Awards granted	1,554	102.92
Awards vested	(1,718)	97.69
Awards forfeited	(349)	107.80
Awarded and unvested at December 31, 2020	4,382	$105.21

As of December 31, 2020, there was $319,217 of unamortized stock-based compensation expense related to unvested RSUs, which are expected to be recognized over a weighted average period of 3.19 years.

The Company granted 158 shares, 171 shares and 474 shares of PSUs in the years ended December 31, 2020, 2019 and 2018, respectively. The Company also granted 11 restricted performance-based shares in the year ended December 31, 2020. The PSU vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense for PSUs expected to vest was $1,049 as of December 31, 2020.

Stock Bonus Awards and Other Liability Awards

The total accrued liability for the stock bonus awards and other liability awards was $12,480 and $13,427 as of December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020, 2019 and 2018, 125 shares, 107 shares and 61 shares of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program were $12,480, $13,427 and $12,701, respectively, for the years ended December 31, 2020, 2019 and 2018.

In March 2015, the Company issued liability awards with a fair value of $6,885, which vested over three years period and were subject to continuous service and other conditions. The liability awards were settled with a variable number of shares of the Company’s common stock. During the years ended December 31, 2018, 20 shares were vested and issued. The Company recognized $408 of stock-based compensation expense related to these liability awards in the years ended December 31, 2018. There were no outstanding liability awards as of December 31, 2018.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

smaller increase. As of December 31, 2020, there were 2,410 shares of the Company’s common stock available for future issuance under the ESPP.

The fair value of the option component of the ESPP shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2020	2019	2018
Expected life (in years)	0.5	0.5	0.5
Volatility	36% - 53%	36% - 37%	33% - 40%
Risk-free interest rate	0.10% - 0.15%	1.58% - 2.43%	1.76% - 2.50%
Dividend yield	—%	—%	—%

The Company issued 323 shares, 266 shares and 231 shares under the ESPP in the years ended December 31, 2020, 2019 and 2018, respectively, at a weighted average exercise price per share of $91.67, $86.51, and $77.02, respectively. As of December 31, 2020, the Company expects to recognize $4,007 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.37 years.

Restricted Stock and Deferred Shares

As part of the FireLayers acquisition, the Company granted 111 shares of restricted stock in 2016 to certain key employees with a total fair value of $8,669 with annual vesting term of three years. The Company recognized $2,349 and $2,887 of stock-based compensation expense in 2019 and 2018, respectively. They are considered issued and outstanding shares of the Company at the grant date and have the same rights as other shares of common stock. As of December 31, 2019, all shares were vested.

As part of the Weblife acquisition, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $2,421, $2,415 and $2,415 of stock-based compensation in the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $2,196 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date, and are expensed over the vesting period.

As part of the Wombat acquisition, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $382 and $2,788 of stock-based compensation in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, all shares were vested.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $2,782 and $1,748 of stock-based compensation in the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $3,808 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

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

 During the year ended December 31, 2020, the Company repurchased 1,335 shares of common stock under the Repurchase Program in open market transactions at an average price of $104.42 per share, for an aggregate purchase price of $139,356. As of December 31, 2020, $160,644 remained available for future share repurchases under the Repurchase Program.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	December 31,
	2020	2019	2018
Stock options to purchase common stock	821	1,047	1,255
Restricted stock units	4,382	4,895	4,568
Employee stock purchase plan	214	157	163
Common stock subject to repurchase	119	207	195
Stock bonus awards and other liability awards	91	117	152
2024 Notes	5,975	5,975	—
Total	11,602	12,398	6,333

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

The following sets forth total revenue by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Year Ended December 31,
	2020	2019	2018
Total revenue by geographic area:
United States	$832,034	$713,305	$584,294
Rest of world	217,976	174,885	132,700
Total revenue	$1,050,010	$888,190	$716,994

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The following sets forth long-lived tangible assets by geographic area:

	December 31,
	2020	2019
Long-lived assets:
United States	$96,356	$58,447
Rest of world	14,674	15,065
Total long-lived assets	$111,030	$73,512

14. Income Taxes

The domestic and foreign components of loss before income taxes were as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(185,553)	$(142,830)	$(126,128)
Foreign	54,664	32,482	9,147
Loss before income taxes	$(130,889)	$(110,348)	$(116,981)

The provision for (benefit from) income taxes is comprised of:

	Year Ended December 31,
	2020	2019	2018
Current tax expense:
Federal	$—	$—	$—
State	134	258	258
Foreign	34,768	22,030	1,768
Total current	34,902	22,288	2,026
Deferred tax expense:
Federal	182	264	(12,773)
State	—	—	(1,812)
Foreign	(2,164)	(2,635)	(673)
Total deferred	(1,982)	(2,371)	(15,258)
Provision for (benefit from) income taxes	$32,920	$19,917	$(13,232)

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The reconciliation of income tax expense (benefit) to the income tax provision (benefit) included in the consolidated statements of operations at the statutory federal income tax rate of 21% for the year ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	$(27,487)	$(23,173)	$(24,566)
Foreign income tax rate differential	1,058	717	307
State, net of federal benefit	(6,401)	(4,939)	(3,859)
Stock compensation charges	(2,903)	(11,265)	(20,341)
SubPart F and other permanent items	9,734	9,657	1,597
Section 162m	1,614	8,465	5,501
Provision to return and other	2,249	(453)	(1,082)
Research and development credits	(15,525)	(21,413)	(11,165)
Uncertain tax positions	20,353	16,110	2,171
Impact of Tax Act and other tax law changes	31	(42)	—
Valuation allowance	50,197	46,253	38,205
Provision for (benefit from) income taxes	$32,920	$19,917	$(13,232)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows:

	At December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$213,137	$215,365
Tax credit carryforwards	61,165	49,300
Research expenditures	8,612	12,139
Deferred revenue	41,139	16,254
Stock compensation	23,860	20,156
Fixed assets	191	1,345
Intangible assets	37	—
Operating lease liabilities	47,791	10,645
Accruals and other	12,369	3,108
Gross deferred tax assets	408,301	328,312
Valuation allowance	(274,244)	(224,047)
Total deferred tax assets	134,057	104,265
Deferred tax liabilities:
Intangible assets and other	(418)	(16,486)
Fixed assets	(5,037)	—
Deferred commissions	(40,896)	(33,263)
Convertible senior notes	(34,761)	(42,304)
Operating leases assets	(42,070)	(9,717)
Other	(6,615)	—
Total deferred tax liabilities	(129,797)	(101,770)
Total net deferred tax assets	$4,260	$2,495
Non-current deferred income tax assets (included in other long-term assets)	$5,639	$3,721
Non-current deferred income tax liabilities (included in long-term liabilities)	$1,379	$1,226

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $50,197, $1,313 and $41,521 during the years ended December 31, 2020, 2019 and 2018, respectively. The change in valuation allowance for the year ended December 31, 2018, included an increase of $3,392 related to the 2020 Notes conversion. The change in valuation allowance for the year ended December 31, 2019, included a decrease of $44,855 related to the 2024 Notes issued in August 2019.

During the years ended December 31, 2020 and December 31, 2019, the Company recorded a current and deferred tax expense of $27,106 and $17,670, respectively, related to the transfer of certain intellectual property rights from its wholly owned subsidiaries in Israel. During the year ended December 31, 2018, the Company recorded a deferred tax benefit of $14,725 related to changes in the Company’s valuation allowance resulting from the Wombat business acquisition.

As of December 31, 2020 and 2019, the Company had net operating loss carry-forwards for federal income tax purposes of $887,601 and $841,970, respectively. The federal net operating losses generated prior to tax year beginning in 2018 and which are subject to expiration will expire between 2021 and 2037. As of December 31, 2020 and 2019, the Company had federal research credit carry-forwards of $48,867 and $37,783 respectively. The federal research and development credits will begin to expire in 2022.

As of December 31, 2020 and 2019, the Company had net operating loss carry-forwards for state income tax purposes of approximately $431,531 and $417,505, respectively. The state net operating losses will continue to expire between 2021 and 2039. As of December 31, 2020 and 2019, the Company had research and development credit carry-forwards for state income tax purpose of $37,879 and $32,291, respectively. The state research and development credits have no expiration period.

As of December 31, 2020, the Company had no net operating losses carry-forwards in non-U.S. locations. As of December 31, 2019, the Company had net operating losses carry-forwards in non-U.S. locations of approximately $52,851. As of December 31, 2020 and 2019, the Company had research and development credit carry-forwards in its non-U.S. locations of approximately $3,119 and $2,863, respectively. The non-U.S. research and development credits will begin to expire in 2032.

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

The Company recognizes interest and penalties related to uncertain tax positions within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. During the year ended December 31, 2020, the Company increased income tax expense by $1,303 from interest and penalties related to tax contingencies and has $1,981 of interest and penalties recorded as a long-term income tax liability. December 31, 2019, the Company increased income tax expense by $368 from interest and penalties related to tax contingencies and has $677 of interest and penalties recorded as a long-term income tax liability. During the year ended December 31, 2018, the Company reduced income tax benefit by $21 from interest and penalties related to tax contingencies and has $309 of interest and penalties recorded as a long-term income tax liability as of December 31, 2018.

As of December 31, 2020, the Company had recorded unrecognized tax benefits of $35,066 that if recognized, would benefit the Company’s effective tax rate. As of December 31, 2019, the Company had recorded unrecognized tax benefits of $16,068 that, if recognized, would benefit the Company’s effective tax rate.

Proofpoint, Inc.

Notes to Consolidated Financial Statements (Continued)

(dollars and share amounts in thousands, except per share amounts)

The Company is currently under audit by the Israel Tax Authority for tax years 2016 through 2018. Related to the audit by the Israel Tax Authority it is reasonably possible that the Company’s uncertain tax positions could change within the next 12 months. An estimate of the range of any change cannot be made. The Company believes it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities. The Company is not currently under audit by the IRS or any similar taxing authority in any other material jurisdiction.

Because of net operating loss and credit carry-forwards, all of the Company’s tax years dating to inception in 2002 remain open to tax examination in U.S. and certain state tax jurisdictions. For other major non-U.S. jurisdictions, tax years from 2012 to present remain open to tax examination. The Company is not currently under audit in any material jurisdictions.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Balance as of December 31, 2017	$13,861
Increase in balances related to tax positions taken during the current period	2,692
Increase in balances related to tax positions taken during the prior period	217
Decrease in balances related to tax positions taken during the prior period	—
Decrease in balances related to statute expirations during the current period	(316)
Balance as of December 31, 2018	16,454
Increase in balances related to tax positions taken during the current period	14,195
Increase in balances related to tax positions taken during the prior period	2,637
Decrease in balances related to tax positions taken during the prior period	—
Decrease in balances related to statute expirations during the current period	(116)
Balance as of December 31, 2019	33,170
Increase in balances related to tax positions taken during the current period	20,658
Increase in balances related to tax positions taken during the prior period	1,399
Decrease in balances related to tax positions taken during the prior period	—
Decrease in balances related to statute expirations during the current period	(194)
Balance as of December 31, 2020	$55,033

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.
3.01		Amended and Restated Certificate of Incorporation of the Registrant.	S-1A	333-178479	April 9, 2012	3.02
3.02		Amended and Restated Bylaws of the Registrant.	8-K	001-35506	February 20, 2019	3.1
4.01		Form of Registrant’s common stock certificate.	S-1A	333-178479	April 9, 2012	4.01
4.02		Indenture between Registrant and Wells Fargo Bank, National Association (including the form of 0.25% Convertible Senior Notes due 2024), dated August 23, 2019.	8-K	001-35506	August 23, 219	4.1
4.03	*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.01		Form of Indemnity Agreement.	10-Q	001-35506	October 31, 2017	10.01
10.02	†	2002 Stock Option/Stock Issuance Plan and form of option grant.	S-1A	333-178479	April 9, 2012	10.02
10.03	†	Amended and Restated 2012 Equity Incentive Plan and Form of Grant Agreements	10-Q	001-35506	July 29, 2019	10.01
10.04	†	2012 Employee Stock Purchase Plan.	S-1A	333-178479	April 9, 2012	10.04
10.05	†	Corporate Bonus Program.	10-K	001-35506	February 26, 2015	10.05
10.06		Lease between the Registrant and Pathline LLC, dated October 23, 2018	8-K	001-35506	October 25, 2018	10.1
10.07	†	Offer Letter to Gary Steele from the Registrant, dated November 17, 2002.	S-1	333-178479	December 14, 2011	10.07
10.08	†	Offer Letter to Paul Auvil from the Registrant, dated March 9, 2007.	S-1A	333-178479	January 25, 2012	10.08
10.09	†	Offer Letter to David Knight from the Registrant, dated March 14, 2011.	S-1A	333-178479	January 25, 2012	10.11
10.10	†	Offer Letter to Blake Salle from the Registrant, dated October 24, 2018.	10-K	001-35506	February 21, 2019	10.11
10.11	†*	Offer Letter to Ashan Willy from the Registrant, dated October 16 2016.
21.01	*	Subsidiaries of Registrant.
23.01	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.01	*	Certification of Chief Executive Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	*	Certification of Chief Financial Officer Pursuant to Rule 13-a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Name	Title	Date

/s/ Gary Steele	Chief Executive Officer (Principal Executive Officer)	February 19, 2021
Gary Steele

/s/ Paul Auvil	Chief Financial Officer (Principal Financial Officer and Principal Accounting officer)	February 19, 2021
Paul Auvil

/s/ Dana Evan	Director	February 19, 2021
Dana Evan

/s/ Jonathan Feiber	Director	February 19, 2021
Jonathan Feiber

/s/ Kristen Gil	Director	February 19, 2021
Kristen Gil

/s/ Kevin Harvey	Director	February 19, 2021
Kevin Harvey

/s/ Michael Johnson	Director	February 19, 2021
Michael Johnson

/s/ Leyla Seka	Director	February 19, 2021
Leyla Seka

/s/ Richard Wallace	Director	February 19, 2021
Richard Wallace