Form 10-Q
period 2021-03-31
PROOFPOINT INC
filed 2021-05-04
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of April 15, 2021: 57,369,765 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$882,550	$910,279
Accounts receivable, net	180,971	255,390
Inventory	457	317
Deferred product costs	3,466	3,480
Deferred commissions	59,191	57,779
Prepaid expenses and other current assets	33,110	32,493
Total current assets	1,159,745	1,259,738
Property and equipment, net	107,692	111,030
Operating lease right-of-use assets	182,728	182,228
Long-term deferred product costs	394	420
Goodwill	738,037	688,454
Intangible assets, net	131,303	130,392
Long-term deferred commissions	110,181	108,762
Other assets	22,456	17,686
Total assets	$2,452,536	$2,498,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,407	$2,233
Accrued liabilities	112,931	132,187
Operating lease liabilities	32,961	28,560
Deferred revenue	704,890	702,248
Total current liabilities	853,189	865,228
Convertible senior notes	907,037	906,084
Long-term operating lease liabilities	177,110	178,506
Other long-term liabilities	39,606	39,639
Long-term deferred revenue	183,598	190,032
Total liabilities	2,160,540	2,179,489
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 58,949 shares issued and 57,406 shares outstanding at March 31, 2021; 58,513 shares issued and 57,178 shares outstanding at December 31, 2020	6	6
Additional paid-in capital	1,351,655	1,307,474
Treasury stock, at cost; 1,543 shares and 1,335 shares at March 31, 2021 and December 31, 2020	(165,443)	(139,356)
Accumulated deficit	(894,222)	(848,903)
Total stockholders’ equity	291,996	319,221
Total liabilities and stockholders’ equity	$2,452,536	$2,498,710

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	$283,612	$244,069
Hardware and services	4,219	5,705
Total revenue	287,831	249,774
Cost of revenue:(1)(2)
Subscription	64,007	59,848
Hardware and services	9,513	9,083
Total cost of revenue	73,520	68,931
Gross profit	214,311	180,843
Operating expense:(1)(2)
Research and development	80,518	69,895
Sales and marketing	143,144	123,162
General and administrative	32,711	29,555
Total operating expense	256,373	222,612
Operating loss	(42,062)	(41,769)
Interest expense	(1,528)	(1,524)
Other income, net	365	4,621
Loss before income taxes	(43,225)	(38,672)
Provision for income taxes	(2,094)	(28,169)
Net loss	$(45,319)	$(66,841)
Net loss per share, basic and diluted	$(0.79)	$(1.17)
Weighted average shares outstanding, basic and diluted	57,334	56,974

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$5,463	$5,542
Cost of hardware and services revenue	$1,612	$1,371
Research and development	$17,717	$15,605
Sales and marketing	$27,263	$18,519
General and administrative	$9,056	$10,528

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$10,616	$9,938
Sales and marketing	$3,573	$4,513

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(45,319)	$(66,841)
Other comprehensive income, net of tax:
Unrealized gain on short-term investments, net	—	4
Comprehensive loss	$(45,319)	$(66,837)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	58,513	$6	$1,307,474	(1,335)	$(139,356)	$—	$(848,903)	$319,221
Net loss	—	—	—	—	—	—	(45,319)	(45,319)
Stock-based compensation expense	—	—	57,209	—	—	—	—	57,209
Common stock issued	639	—	13,179	—	—	—	—	13,179
Tax withholding upon vesting of restricted stock awards	(203)	—	(26,207)	—	—	—	—	(26,207)
Repurchase of common stock (Note 9)	—	—	—	(208)	(26,087)	—	—	(26,087)
Balances at March 31, 2021	58,949	$6	$1,351,655	(1,543)	$(165,443)	$—	$(894,222)	$291,996

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	56,784	$6	$1,318,084	—	$—	$1	$(725,594)	$592,497
Cumulative effect of adjustment from adoption of ASU 2020-06	—	—	(163,023)	—	—	—	10,360	(152,663)
Net loss	—	—	—	—	—	—	(66,841)	(66,841)
Unrealized gain on short-term investments	—	—	—	—	—	4	—	4
Stock-based compensation expense	—	—	47,975	—	—	—	—	47,975
Common stock issued	687	—	16,278	—	—	—	—	16,278
Tax withholding upon vesting of restricted stock awards	(211)	—	(24,338)	—	—	—	—	(24,338)
Balances at March 31, 2020	57,260	$6	$1,194,976	—	$—	$5	$(782,075)	$412,912

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(45,319)	$(66,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,033	23,470
Stock-based compensation	61,111	51,565
Amortization of debt issuance costs and accretion of debt discount	953	949
Amortization of deferred commissions	18,051	14,633
Noncash lease costs	7,920	6,426
Deferred income taxes	(147)	(325)
Other	(260)	(1,181)
Changes in assets and liabilities:
Accounts receivable	76,074	93,453
Inventory	(140)	872
Deferred product costs	40	(58)
Deferred commissions	(20,882)	(15,170)
Prepaid expenses	1,034	(6,290)
Other current assets	143	(282)
Long-term assets	(278)	(96)
Accounts payable	(655)	(6,017)
Accrued liabilities	(14,335)	14,720
Operating lease liabilities	(4,589)	(7,159)
Deferred revenue	(7,664)	(10,495)
Net cash provided by operating activities	95,090	92,174
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	39,232
Purchase of short-term investments	—	(19,876)
Purchase of property and equipment	(6,615)	(12,359)
Acquisition of businesses, net of cash acquired	(55,438)	—
Net cash (used in) provided by investing activities	(62,053)	6,997
Cash flows from financing activities
Proceeds from issuance of common stock	761	2,966
Withholding taxes related to restricted stock net share settlement	(29,827)	(27,600)
Repurchases of common stock	(27,079)	—
Net cash used in financing activities	(56,145)	(24,634)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(582)	(907)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,690)	73,630
Cash, cash equivalents and restricted cash
Beginning of period	918,951	857,907
End of period	$895,261	$931,537

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$2,486	$4,789
Operating lease right-of-use assets exchanged for lease obligations	$8,311	$9,535
Liability awards converted to equity	$12,407	$13,313

	March 31, 2021	March 31, 2020
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$882,550	$921,743
Restricted cash included in prepaid expenses and other current assets	3,068	3,223
Restricted cash included in other non-current assets	9,643	6,571
Total cash, cash equivalents and restricted cash	$895,261	$931,537

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

(Dollars and share amounts in thousands, except per share amounts)

1. The Company and Summary of Significant Accounting Policies

The Company

Proofpoint, Inc. (“Proofpoint”, “we”, “us”, “our” or the “Company”) was incorporated in Delaware in June 2002 and is headquartered in California.

On April 25, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Kafka Parent, LLC, a Delaware limited liability company (“Parent”), and Project Kafka Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the Company’s acquisition by affiliates of funds advised by private equity investment firm Thoma Bravo, L.P. (“Thoma Bravo”) in an all-cash transaction valued at approximately $12,300,000 (the “Transaction” or the “Merger”). If the Transaction is completed, the Company’s stockholders will be entitled to receive $176.00 in cash for each share of Proofpoint common stock they hold as of the effective time of the Transaction. The Transaction is expected to close in the third quarter of 2021, subject to approval by the Company’s stockholders and regulatory authorities and the satisfaction of customary closing conditions. See Note 14 “Subsequent Event” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger.

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. Certain prior period amounts have been adjusted due to adoption of Accounting Standards Update No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). Refer to Note 8 “Convertible Senior Notes” for more information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

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

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2021. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. To test goodwill for impairment, the Company compares the reporting unit’s carrying value with its fair value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value, then the impairment charge equal to the difference is recorded; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. No impairment indicators were identified by the Company as of March 31, 2021.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive income into net loss for the three months ended March 31, 2021 and 2020.

Accounting Pronouncements Adopted in 2021

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.

The Company adopted ASU 2020-06 effective January 1, 2021 using the full retrospective transition method. Refer to Note 8 “Convertible Senior Notes” regarding the impact of adoption of ASU 2020-06 on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted ASU 2019-12 effective January 1, 2021 prospectively. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended March 31,
	2021	2020
Subscription service revenue	$270,941	$236,721
Subscription software revenue	12,671	7,348
Hardware and services	4,219	5,705
Total revenue	$287,831	$249,774

Subscription service revenue

Subscription service revenue is derived from a subscription-based enterprise licensing model with contract terms typically ranging from one to three years, and consists of (1) subscription fees from the licensing of the Company’s security-as-a-service platform and it’s various components, (2) subscription fees for software with support and related future updates where the software updates are critical to the customers’ ability to derive benefit from the software due to the fast changing nature of the technology. These function together as one performance obligation, and (3) subscription fees for the right to access the Company’s customer support services for software with significant standalone functionality, managed services and support services for hardware. The hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Support revenue is derived from ongoing security updates, upgrades, bug fixes, and maintenance. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to subscription service revenue is generally recognized on a straight-line basis over the contract term beginning on the date access is provided, as long as other revenue recognition criteria have been met. Most of the Company’s contracts are non-cancelable over the contract term. Customers typically have the right to terminate their contract for cause if the Company fails to perform in accordance with the contractual terms. Some of the Company’s customers have the option to purchase additional subscription services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the Company’s SSP and, as such, would not result in a separate performance obligation.

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

Contracts with multiple performance obligations

Most of the Company’s contracts with customers contain multiple performance obligations that are distinct and accounted for separately. The transaction price allocated to subscription services and subscription software that does not have significant standalone functionality is determined by considering factors such as historical pricing practices, and the selling price of hardware and professional services is estimated using a cost-plus model. The selling price for support of a functional subscription software license is calculated as a percentage of functional subscription software license value which is derived by analyzing internal pricing practice, customer expectations, and industry practice.

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $2,855 and $1,963 as of March 31, 2021 and December 31, 2020, respectively.

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

For the three months ended March 31, 2021 and 2020, the Company capitalized $20,882 and $15,170 of commission costs, respectively, and amortized $18,051 and $14,633, respectively.

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

For the three months ended March 31, 2021 and 2020, the Company capitalized $980 and $1,176 of deferred product costs, respectively, and amortized $1,021 and $1,119, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $244,876 and $218,622 of revenue during the three months ended March 31, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Remaining performance obligations

Contracted revenue as of March 31, 2021 that has not yet been recognized (“contracted not recognized”) was $807,580, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 59% of contracted and not recognized revenue to be recognized over the next twelve months, 39% in years two and three, with the remaining balance recognized thereafter.

3. Acquisitions

Acquisitions are accounted for under the purchase method of accounting in which the tangible and identifiable intangible assets and liabilities of each acquired company are recorded at their respective fair values as of each acquisition date, including an amount for goodwill representing the difference between the respective acquisition consideration and fair values of identifiable net assets. The Company believes that for the acquisitions described below, the combined entities will achieve savings in corporate overhead costs and opportunities for growth through expanded geographic and customer segment diversity with the ability to leverage additional products and capabilities. These factors, among others, contributed to purchase prices in excess of the estimated fair values of the acquired companies’ net identifiable assets acquired and, as a result, goodwill was recorded in connection with the acquisitions. Goodwill related to the acquisitions of InteliSecure, Inc. is not deductible for tax purposes. Goodwill related to the acquisition of The Defence Works Limited is deductible for tax purposes.

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

2021 Acquisition

InteliSecure, Inc.

On March 2, 2021 (the “InteliSecure Acquisition Date”), pursuant to the terms of the merger agreement, the Company acquired all shares of InteliSecure, Inc.(“InteliSecure”), a data loss protection managed services company. With this acquisition, the Company expects to strengthen its cloud-based people-centric security platform by enhancing customers’ ability to protect critical data in diverse environments. This factor, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition. The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the InteliSecure Acquisition Date.

At the InteliSecure Acquisition Date, the consideration transferred was $59,188, net of cash acquired of $1,612. Of the consideration transferred, $6,000 was held in escrow to secure indemnification obligations, and $3,750 was classified and recorded as contingent consideration on the condensed consolidated balance sheet as of the InteliSecure Acquisition Date.

The Company expects to pay the contingent consideration within a year of the balance sheet date depending on the timing of contract assignments following the InteliSecure Acquisition Date and the maximum potential payment amount could be up to $4,500. The fair value of the contingent consideration liability was determined using unobservable inputs as of the acquisition date. These inputs include the estimated amount and timing of future contract assignments, the probability of success and a risk-adjusted discount rate to adjust the probability-weighted cash flows to present value.

The Company incurred $1,454 in acquisition-related costs, which were recorded within operating expenses for the three months ended March 31, 2021. The revenue from InteliSecure was not material for the three months ended March 31, 2021, and due to the continued integration of the combined businesses, it was impractical to determine the earnings. Managed service revenue is presented as part of subscription revenue in the Company’s condensed consolidated statements of operations.

The Discounted Cash Flow Method was used to value the acquired customer relationships and order backlog. The Cost to Recreate Method was used to value the acquired developed technology. Management applied significant judgment in estimating the fair values of these intangible assets, which involved the use of significant assumptions with respect to forecasted revenue, forecasted operating results and discount rates.

The following table summarizes the fair values of tangible assets acquired, liabilities assumed, intangible assets and goodwill:

	Estimated Fair Value	Estimated Useful Life (in years)
Current assets	$5,100	N/A
Fixed assets	765	N/A
Operating lease right-of-use asset	2,761	N/A
Other assets	155	N/A
Customer relationships	11,400	7
Order backlog	1,900	2
Core/developed technology	1,800	3
Operating lease liabilities	(2,704)	N/A
Deferred revenue	(3,866)	N/A
Deferred tax liabilities, net	(389)	N/A
Other liabilities	(5,705)	N/A
Goodwill	49,583	Indefinite
	$60,800

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

Pro forma information has not been presented as the impact of these acquisitions, individually and in the aggregate, was not material to the Company’s condensed financial statements.

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Balance as of December 31, 2020	$688,454
Acquisition during the period	49,583
Purchase accounting adjustments	—
Balance as of March 31, 2021	$738,037

Intangible assets, excluding goodwill, consisted of the following:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$235,269	$(162,178)	$73,091	$233,469	$(151,562)	$81,907
Customer relationships	98,600	(42,345)	56,255	87,200	(38,896)	48,304
Trade names and patents	1,330	(1,199)	131	3,730	(3,549)	181
Order backlog	1,900	(74)	1,826	8,100	(8,100)	—
	$337,099	$(205,796)	$131,303	$332,499	$(202,107)	$130,392

Amortization of intangible assets expense was $14,189 and $14,451 for the three months ended March 31, 2021 and 2020, respectively.

Future estimated amortization of intangible assets expense as of March 31, 2021 are presented below:

Year ending December 31,
2021, remainder	$42,765
2022	35,239
2023	24,887
2024	15,539
2025	7,667
2026	3,297
Thereafter	1,909
Total	$131,303

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

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of March 31, 2021 and December 31, 2020 and the classification by level of input within the fair value hierarchy:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$842,328	$842,328	$—	$—
Total financial assets	$842,328	$842,328	$—	$—
Liabilities
Acquisition-related contingent consideration	$3,750	$—	$—	$3,750

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$865,924	$865,924	$—	$—
Total financial assets	$865,924	$865,924	$—	$—

Based on quoted market prices as of March 31, 2021 and December 31, 2020, the fair value of the 2024 Notes (Note 8) was approximately $998,200 and $1,021,200, respectively, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Three Months Ended March 31,
2021
Beginning balance	$—
Additions during the period	3,750
Payment during the period	—
Adjustments to fair value during the period recorded in general and administrative expenses	—
Ending balance	$3,750

Investments

The cost and fair value of the Company’s cash and cash equivalents as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$40,222	$—	$—	$40,222
Money market funds	842,328	—	—	842,328
Total	$882,550	$—	$—	$882,550

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,355	$—	$—	$44,355
Money market funds	865,924	—	—	865,924
Total	$910,279	$—	$—	$910,279

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three months ended March 31, 2021 and 2020.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$10,331	$7,108
Short-term lease cost	427	674
Variable lease cost	1,769	1,038
Total lease cost	$12,527	$8,820

Supplemental information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020

Cash paid for amounts included in the measurement of operating lease liabilities	$7,088	$9,559
Right-of-use assets obtained in exchange for operating lease obligations	$8,311	$9,535
Weighted-average remaining lease term - operating leases	9 years	5 years
Weighted-average discount rate - operating leases	4.64%	5.00%

Maturities of lease liabilities as of March 31, 2021 were as follows:

Operating Leases
Year ending December 31,
2021, remainder	$20,422
2022	39,193
2023	28,751
2024	24,388
2025	23,717
2026	21,817
Thereafter	100,809
Total lease payments	259,097
Less imputed interest	(49,026)
Total	$210,071

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

8. Convertible Senior Notes

Effective January 1, 2021, the Company adopted ASU No. 2020-06 using the full retrospective method. Under this method, the Company is presenting the consolidated financial statements as of December 31, 2020, and for the three months ended March 31, 2020, as if ASU 2020-06 had been effective for these periods beginning on January 1, 2020. ASU 2020-06 removed the liability and equity separation model for the Company’s Senior Convertible Notes. As a result, the Company no longer separately presents in stockholder’s equity the embedded conversion feature for its Senior Convertible Notes and accounts for the Notes as a single liability instrument. The embedded conversion feature is no longer being amortized as interest expense over the life of the 2024 Notes.

As of January 1, 2020, the Company recorded a $163,023 reduction to additional paid-in-capital to remove the equity component of the Senior Convertible Notes from its balance sheet and a $40,500 cumulative reduction to accumulated deficit related to non-cash debt discount amortization recognized in periods prior to the adoption of ASU 2020-06, which resulted in a corresponding reduction of $122,523 to the debt discount associated with the Senior Convertible Notes.

Select condensed consolidated balance sheet line items, which reflect the adoption of the new guidance, are as follows:

	December 31, 2020
	As Previously Reported	Adjustments	As Adjusted
Liabilities and Stockholders’ Equity
Convertible senior notes	$783,561	$122,523	$906,084
Total liabilities	$2,056,966	$122,523	$2,179,489
Stockholders’ equity
Additional paid-in capital	$1,470,497	$(163,023)	$1,307,474
Accumulated deficit	$(889,403)	$40,500	$(848,903)
Total stockholders’ equity	$441,744	$(122,523)	$319,221

Select unaudited condensed consolidated statements of operations line items, which reflect the adoption of the new guidance, are as follows:

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Adjusted
Operating loss	$(41,769)	$—	$(41,769)
Interest expense	$(8,920)	$7,396	$(1,524)
Net loss	$(74,237)	$7,396	$(66,841)
Net loss per share, basic and diluted	$(1.30)	$0.13	$(1.17)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new guidance are as follows:

	Three Months Ended March 31, 2020
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(74,237)	$7,396	$(66,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and accretion of debt discount	$8,345	$(7,396)	$949
Net cash provided by operating activities	$92,174	$—	$92,174

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

The following table represents the carrying value of the 2024 Notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Liability component:
Principal	$920,000	$920,000
Less: debt discount and issuance costs, net of amortization	(12,963)	(13,916)
Net carrying amount	$907,037	$906,084

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

For the three months ended March 31, 2021 and 2020, the effective interest rate was 0.67% and the Company incurred the following expenses related to the 2024 Notes:

	Three Months Ended March 31,
	2021	2020
Interest expense related to contractual interest coupon	$575	$575
Amortization of debt discount and issuance costs	953	949
Total	$1,528	$1,524

9. Stockholder’s Equity

Stock-Based Compensation Plans

On March 30, 2012, the Company’s board of directors (the “Board of Directors” or the “Board”) and the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective in April 2012. The 2012 Plan was amended, effective June 2019, when the Company’s stockholders approved an Amended and Restated 2012 Equity Incentive Plan (the “Amended 2012 Plan”) at the annual meeting of the stockholders on June 6, 2019. The Company has nine equity incentive plans: the Company’s 2002 stock option plan (the “2002 Plan”), the Amended 2012 Plan and seven plans assumed by the Company upon various business acquisitions. The assumed plans are the Cloudmark plan, the WebLife plan, the Meta Networks plan, the ObserveIT plan, the InteliSecure plan and two FireLayers plans. Upon the Company’s initial public offering, all shares that were reserved under the 2002 Plan but not issued, and shares issued but subsequently returned to the plan through forfeitures, cancellations and repurchases became part of the 2012 Plan and no further shares will be granted pursuant to the 2002 Plan. No further shares will be granted pursuant to the assumed plans. All outstanding stock awards under the 2002 Plan, the assumed plans and Amended 2012 Plan will continue to be governed by their existing terms. Under the Amended 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards, stock bonus awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”). The Amended 2012 Plan also allows direct issuance of common stock to employees, outside directors and consultants at prices equal to the fair market value at the date of grant of options or issuance of common stock. Additionally, the Amended 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The Company has the right to repurchase any unvested shares (at the option exercise price) of common stock issued directly or under option exercises. The right of repurchase generally expires over the vesting period.

Stock bonus and other liability awards are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at the inception of the obligation, to be settled with a variable number of shares of the Company’s common stock.

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. As of March 31, 2021, 5,117 shares were available for future grant. Restricted stock awards generally vest over a three to five-year period.

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

Stock Options

There were no options granted during the three months ended March 31, 2021 and 2020.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan was as follows:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	821	$33.25	3.56	$84,699
Options exercised	(55)	14.02
Options forfeited and expired	(4)	19.26
Balance at March 31, 2021	762	$34.71	3.37	$69,381

The total intrinsic value of options exercised was $6,424 and $7,936 for the three months ended March 31, 2021 and 2020, respectively.

The fair value of option grants that vested was $1,068 and $2,965 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had unamortized stock-based compensation expense of $2,416 related to stock options that will be recognized over the average remaining vesting term of the options of 1.31 years.

Restricted Stock and Performance Stock Units

A following table summarizes the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2020	4,382	$105.21
Awards assumed per business acquisition	77	122.03
Awards granted	1,782	126.89
Awards vested	(529)	107.70
Awards forfeited	(122)	110.66
Awarded and unvested at March 31, 2021	5,590	$112.00

As of March 31, 2021, there was $441,015 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.69 years.

The Company granted 348 shares of PSUs in the three months ended March 31, 2021. The Company granted 152 shares of PSUs in the three months ended March 31, 2020. The PSU and restricted shares vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $40,263 as of March 31, 2021.

Stock Bonus Awards and Other Liability Awards

The total accrued liability for the stock bonus awards and other liability awards was $3,957 and $12,480 as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, 103 and 125 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $3,957 and $3,763 for the three months ended March 31, 2021 and 2020, respectively.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP increased automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of March 31, 2021, there were 2,410 shares of the Company’s common stock available for future issuance under the ESPP.

As of March 31, 2021, the Company expects to recognize $1,336 of the total unamortized compensation cost related to employee purchases under the ESPP over a weighted average period of 0.13 years.

Restricted Stock and Deferred Shares

As part of the WebLife acquisition in 2017, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $2,920 and $602 of stock-based compensation in the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $81 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period.

As part of the acquisition of Wombat Security Technologies, Inc. in 2018, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $382 of stock-based compensation in the three months ended March 31, 2020. As of March 31, 2020, all shares were fully vested.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $684 and $692 of stock-based compensation in the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $3,124 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

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

During the three months ended March 31, 2021, the Company repurchased 209 shares of common stock under the Repurchase Program in open market transactions at an average price of $124.87 per share, for an aggregate purchase price of $26,087. As of March 31, 2021, $134,557 remained available for future share repurchases under the Repurchase Program.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	March 31, 2021	March 31, 2020
Stock options to purchase common stock	762	954
Restricted stock units	5,590	5,091
Employee stock purchase plan	214	157
Common stock subject to repurchase	64	156
Bonus and other liability awards	31	32
2024 Notes	5,975	5,975
Total	12,636	12,365

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

The following sets forth total revenue by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended March 31,
	2021	2020
Total revenue:
United States	$222,630	$198,625
Rest of world	65,201	51,149
Total revenue	$287,831	$249,774

Long-lived tangible assets by geographic area are presented below:

	March 31, 2021	December 31, 2020
Long-lived assets:
United States	$93,117	$96,356
Rest of world	14,575	14,674
Total long-lived assets	$107,692	$111,030

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

Income tax expense for the three months ended March 31, 2021 was $2,094 on pre-tax losses of $43,225. The Company recognized income tax expense of $28,169 on pre-tax losses of $38,672 for the three months ended March 31, 2020. The income tax rate for the three months ended March 31, 2021 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the three months ended March 31, 2020 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also due to the recognition of a $26,989 tax expense related to the transfer of certain intellectual property rights from the Company’s wholly owned subsidiary in Israel to the United States.

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was negative 5% and negative 73%, respectively.

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

As of March 31, 2021, the Company’s gross uncertain tax benefits totaled $54,901, excluding related accrued interest and penalties of $2,225. As of March 31, 2021, $34,104 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the three months ended March 31, 2021, the Company’s gross uncertain tax benefits decreased $132. The decrease is comprised of a $1,206 decrease for tax positions taken in prior periods, offset by a $1,074 increase for tax positions taken in the current period.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the three months ended March 31, 2021.

13. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $1,964 and $1,649, respectively, to the 401(k) Plan during the three months ended March 31, 2021 and 2020.

14. Subsequent Event

On April 25, 2021, the Company entered into the Merger Agreement with Parent and Merger Sub, providing for the Company’s acquisition by affiliates of funds advised by private equity investment firm Thoma Bravo, L.P.

As a result of the Merger, each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (subject to certain exceptions, including shares of common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be converted into the right to receive $176.00 in cash, subject to applicable withholding taxes.

Completion of the Merger is subject to certain closing conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under other applicable antitrust and foreign investment approvals, (3) the absence of any order, injunction or law prohibiting the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. The parties expect the transaction to close in the third quarter of 2021.

Until 11:59 p.m. (Eastern time) on June 9, 2021 (referred to as the “go-shop” period), the Company has the right to, among other things, (1) solicit alternative acquisition proposals, (2) provide information (including nonpublic information) to third parties in connection therewith pursuant to an acceptable confidentiality agreement, and (3) initiate or continue discussions with third parties in connection therewith. From and after June 9, 2021, the Company must comply with customary non-solicitation restrictions. Subject to certain customary “fiduciary out” exceptions, the Board is required to recommend that the Company’s stockholders adopt the Merger Agreement.

If the Merger Agreement is terminated in certain other circumstances, including by the Company in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, the Company would be required to pay Parent a termination fee of $368,900; provided that a lower fee of $122,980 will apply with respect to a termination to enter into a superior proposal during the “go-shop” period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks and uncertainties, including risk and uncertainty around our pending acquisition by Thoma Bravo, L.P., our expectations regarding the timing of the Transaction, the impact of the COVID-19 outbreak, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our 2020 Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Pending Transaction

On April 25, 2021 we entered into the Merger Agreement, providing for the Transaction and our acquisition by affiliates of funds advised by private equity investment firm Thoma Bravo in an all-cash transaction valued at $12.3 billion. If the Transaction is completed, our stockholders will be entitled to receive $176.00 in cash for each share of our common stock they hold as of the effective time of the Transaction. The Transaction is expected to close in the third quarter of 2021, subject to approval by our stockholders and regulatory authorities and the satisfaction of customary closing conditions. See Note 14 “Subsequent Event” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Transaction.

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

Historically, the majority of our revenue has been derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew by 27% for the three months ended March 31, 2021 as compared to the prior year period, representing 23% of our total revenue for the period. In terms of customer concentration, two partners accounted for 13% and 11%, respectively, of our total revenue for the three months ended March 31, 2021. Two partners accounted for 12% and 11%, respectively, of our total revenue for the three months ended March 31, 2020. These partners sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Significant Developments

In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The Company’s overall financial results and operations were modestly impacted by the COVID-19 outbreak in 2020 and the first quarter of 2021. The Company’s travel expense and marketing expense for in-person events were decreased due to global restrictions on travel issued by most major nations where the Company does business. We have shifted our internal annual Sales Kick Off conference, which was held in January 2021, to a virtual-only conference and in the near term we have changed our customer, employee and industry events to virtual-only formats. In addition, see Part II-Item 1A, “Risk Factors,” included herein for risks associated with pandemics in general and COVID-19 specifically. The extent to which the COVID-19 outbreak impacts our financial results and operations going forward will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it.

We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives could impact our operations. The COVID-19 pandemic presents extraordinary challenges in predicting future performance, and while we have modeled many scenarios and associated outcomes, there may be events or trends that are more dire than we have modeled given the unique nature of this event. In particular, we are monitoring COVID-19’s effects on our business across many dimensions, including its broad effects on customers in highly impacted industries and on key Asian and European economies as they each attempt to recover. These dimensions may change as the pandemic and the response to the pandemic evolve. Some of our customers impacted by COVID-19 seek to manage cash by executing shorter contract durations or by furloughing or laying off employees, especially in highly impacted industries such as travel and hospitality. Other customers are choosing to slow or defer projects, especially those in highly impacted industries and with complex projects requiring large archiving imports that rely heavily on third party resources to manage and execute. We will continue to monitor the impact of the COVID-19 pandemic and continually assess its potential effects on our business and our outlook, the actual results of which will largely depend on future developments, including the duration and spread of the outbreak as well as the varied impacts to our customer base by region or industry, which cannot be accurately predicted and are uncertain.

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

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020

Total revenue	$287,831	$249,774
Growth	15%	23%
Gross margin percentage	74%	72%
Non-GAAP gross margin	81%	79%
Billings (non-GAAP)	$276,741	$237,989
Growth	16%	11%
Free cash flows (non-GAAP)	$88,475	$79,815

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020

GAAP gross profit	$214,311	$180,843
GAAP gross margin	74%	72%
Plus:
Stock-based compensation expense	7,075	6,913
Amortization expense of intangible assets	10,616	9,938
Non-GAAP gross profit	$232,002	$197,694
Non-GAAP gross margin	81%	79%

Billings

We have included billings, a non‑GAAP financial measure, in this report because it is a key measure used by our management and board of directors to manage our business and monitor our near-term cash flows. We define billings as revenue recognized plus the change in deferred revenue and customer prepayments less the change in unbilled accounts receivable from the beginning to the end of the period, but excluding additions to deferred revenue and customer prepayments from acquisitions. We have provided a reconciliation between total revenue, the most directly comparable GAAP financial measure, and billings. Accordingly, we believe that billings provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents the reconciliation of total revenue to billings for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020

Total revenue	$287,831	$249,774
Deferred revenue and customer prepayments
Ending	900,925	787,098
Beginning	904,126	797,173
Net change	(3,201)	(10,075)
Unbilled accounts receivable
Ending	2,673	3,965
Beginning	1,877	2,255
Net change	(796)	(1,710)
Less: deferred revenue and customer prepayments contributed by acquisitions	(7,093)	—
Billings	$276,741	$237,989

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

	Three Months Ended March 31,
(In thousands)	2021	2020

GAAP cash flows provided by operating activities:	$95,090	$92,174
Less:
Purchase of property and equipment	(6,615)	(12,359)
Non-GAAP free cash flows	$88,475	$79,815

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, deferred commissions, stock-based compensation expense, fair value of assets acquired and liabilities assumed in business combinations, impairment assessment of goodwill, intangible assets and other long-lived assets, loss contingency, and recognition and measurement of current and deferred income taxes have the greatest potential impact on our accompanying Condensed Consolidated Financial Statements, and consider these to be our critical accounting estimates. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in our 2020 Annual Report on Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three Months Ended March 31,
	2021		2020
( In thousands, except for percentages)	Amount	% of revenue	Amount	% of revenue

Revenue:
Subscription	$283,612	99%	$244,069	98%
Hardware and services	4,219	1	5,705	2
Total revenue	287,831	100	249,774	100
Cost of revenue:
Subscription	64,007	22	59,848	24
Hardware and services	9,513	4	9,083	4
Total cost of revenue	73,520	26	68,931	28
Gross profit	214,311	74	180,843	72
Operating expense:
Research and development	80,518	28	69,895	28
Sales and marketing	143,144	50	123,162	49
General and administrative	32,711	11	29,555	12
Total operating expense	256,373	89	222,612	89
Operating loss	(42,062)	(15)	(41,769)	(17)
Interest expense	(1,528)	—	(1,524)	(1)
Other income, net	365	—	4,621	2
Loss before income taxes	(43,225)	(15)	(38,672)	(16)
Provision for income taxes	(2,094)	(1)	(28,169)	(11)
Net loss	$(45,319)	(16)%	$(66,841)	(27)%

Comparison of the three months ended March 31, 2021 and 2020:

Revenue

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020	% Change

Revenue
Subscription	$283,612	$244,069	16%
Hardware and services	4,219	5,705	(26)%
Total revenue	$287,831	$249,774	15%

Subscription revenue for the three months ended March 31, 2021 increased $39.5 million, or 16%, as compared to the corresponding period last year. The increase was primarily due to a $25.3 million increase in subscription revenue contributed from the United States. To a lesser extent, for the same period, there was an increase of $14.2 million, in revenue contributed from international locations. The increase in subscription revenue was due to the increased demand for our solutions, increase in add-on activity and renewal rate being 90% or higher. Additionally, the revenue recognized from acquired deferred revenue related to our acquisitions was $1.8 million in the three months ended March 31, 2021, as compared to $2.1 million in the three months ended March 31, 2020.

Hardware and services revenue for the three months ended March 31, 2021 decreased $1.5 million, or 26%, as compared to the corresponding period last year. The decrease was primarily due to a decrease in hardware revenue of $1.4 million.

Cost of Revenue

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020	% Change

Cost of revenue
Subscription	$64,007	$59,848	7%
Hardware and services	9,513	9,083	5%
Total cost of revenue	$73,520	$68,931	7%

Cost of subscription revenue for the three months ended March 31, 2021 increased $4.2 million, or 7%, compared to the corresponding period last year. The increases were primarily due to $3.9 million increases in operations-related expenses including higher network expense from increased data usage, depreciation expense as a result of higher capital expenditures to support our growth, intangible amortization expense of developed technology from the acquisitions, and higher compensation costs due to increase in headcount. Support-related expenses increased $1.0 million primarily due to higher headcount related costs.

Cost of hardware and services revenue for the three months ended March 31, 2021 increased $0.4 million, or 5%, as compared to the corresponding period last year, primarily due to increases in professional service costs of $1.1 million as our headcount increased. The cost of hardware units sold decreased $0.8 million for the three months ended March 31, 2021.

Operating Expenses

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020	% Change

Research and development	$80,518	$69,895	15%
Percent of total revenue	28%	28%

Research and development expenses increased $10.6 million, or 15%, for the three months ended March 31, 2021, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $9.8 million and a corporate expense increase of $1.7 million. The increase was partially offset by a decrease of $0.5 million in outside service-related expense, primarily due to a decrease in consulting costs, and a travel related expense decrease of $0.2 million.

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020	% Change

Sales and marketing	$143,144	$123,162	16%
Percent of total revenue	50%	49%

Sales and marketing expenses increased $20.0 million, or 16%, for the three months ended March 31, 2021, as compared to the corresponding period last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $24.5 million, which include increases in stock-based compensation expense of $8.7 million. Corporate and facilities expenses increased $3.3 million, primarily due to higher headcount. The increases were partially offset by the decreases in travel expense of $6.4 million for the three months ended March 31, 2021, as compared to the same period last year, primarily due to travel restrictions imposed by COVID-19. Additionally, intangible amortization expense decreased $0.9 million for the three months ended March 31, 2021 as compared to the same period last year.

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020	% Change

General and administrative	$32,711	$29,555	11%
Percent of total revenue	11%	12%

General and administrative expenses increased $3.2 million, or 11%, for the three months ended March 31, 2021 as compared to the corresponding period last year. Acquisition costs increased $1.2 million due to the timing of acquisitions, and litigation related expense increased $2.7 million primarily due to trade secret litigation brought by us against a third party. Outside service expense decreased of $0.5 million for the three months ended March 31, 2021, as compared to the same period last year.

Interest Expense

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020	% Change

Interest expense	$(1,528)	$(1,524)	0%

Interest expense change was not material for the three months ended March 31, 2021, as compared to the corresponding period last year.

Other Income, Net

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020	% Change

Other income, net	$365	$4,621	(92%)

Other income, net decreased $4.3 million for the three months ended March 31, 2021, as compared to the corresponding period last year, primarily due to a $2.9 million decrease in interest income from cash and investments, and a $1.4 million decrease in foreign currency translation gain.

Provision for Income Taxes

	Three Months Ended March 31,
( In thousands, except for percentages)	2021	2020	% Change

Provision for income taxes	$(2,094)	$(28,169)	(93%)

The provision for income taxes decreased $26.1 million, for the three months ended March 31, 2021, as compared to the corresponding period last year. The decrease for the three months ended March 31, 2021 was primarily due to a $27.0 million expense related to a transfer of intellectual property between consolidated entities that occurred during the three months ended March 31, 2020 partially offset by a $0.5 million increase in foreign taxes related to operations of our non-U.S. subsidiaries.

Liquidity and Capital Resources

As of March 31, 2021, we had $882.6 million in cash and cash equivalents. Also refer to Note 8 “Convertible Senior Notes” to the consolidated financial statements for discussion of the 2024 Notes. The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $95.1 million for the three months ended March 31, 2021, compared to $92.2 million for the corresponding period of the prior year. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company’s future results, we believe our efficient business model leaves us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We have also not observed any impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

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

As of March 31, 2021, we had approximately $27.7 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

On April 25, 2021, we entered into the Merger Agreement pursuant to which affiliates of funds advised by Thoma Bravo have agreed to acquire us for $176.00 per share in an all-cash transaction. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Project Kafka Parent, LLC, a Delaware limited liability company (“Parent”), we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing shares of our outstanding common stock outside of certain limited exceptions. If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $368.9 million; provided that a lower fee of $123.0 million will apply with respect to a termination to enter into a superior proposal during the “go-shop” period. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020

Net cash provided by operating activities	$95,090	$92,174
Net cash (used in) provided by investing activities	$(62,053)	$6,997
Net cash used in financing activities	$(56,145)	$(24,634)

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

Net cash provided by operating activities in the three months ended March 31, 2021 was $95.1 million, as compared to $92.2 million provided in the three months ended March 31, 2020. The increase of $2.9 million was primarily due to:

•	A decrease in net loss of $21.5 million;
•	An increase in stock-based compensation expense of $9.5 million due to the increase in headcount and new grants made;
•	A $12.7 million increase in prepaid expenses and accounts payable change due to the timing of payments;
•	A $3.4 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	An increase in deferred revenue change of $2.8 million primarily due to the timing of billings and revenue recognized; and
•	A $4.1 million increase in non-cash lease costs and operating lease liabilities due to higher lease costs and the timing of payments.

The increase was partially offset by:

•	A decrease in accounts receivable change of $17.4 million due to the timing of customer payments;
•	A $29.1 million decrease in accrued liabilities change due to a $15.8 million increase in uncertain tax benefit change as well as the timing of other payments made; and
•	A decrease in deferred commission change of $5.7 million primarily due to an increase in billings.

Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash used in investing activities was $62.1 million in the three months ended March 31, 2021 as compared to $7.0 million provided by investing activities in the three months ended March 31, 2020. The increase in cash used in investing activities of $69.1 million was primarily due to a $55.4 million increase in payments for acquired business, and a $39.2 million decrease in proceeds from maturities of short-term investments, partially offset by a $19.9 million decrease in cash spent to acquire short-term investments, and a $5.7 million decrease in capital expenditures.

Financing Activities

Net cash used in financing activities was $56.1 million in the three months ended March 31, 2021 as compared to $24.6 million used in the three months ended March 31, 2020. The increase in cash used in financing activities of $31.5 million was primarily due to $27.1 million increase in repurchases of commons stock, a $2.2 million decrease in proceeds from common stock issuance related to employee stock plans; and a $2.2 million increase in withholding taxes paid related to restricted stock net share settlement.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the three months ended March 31, 2021 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of March 31, 2021, we had cash and cash equivalents of $882.6 million. We didn’t have short-term investments as of March 31, 2021 and December 31, 2020. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of March 31, 2021, we had an outstanding balance of $920.0 million aggregate principal amount of the 2024 Notes (see Note 8 “Convertible Senior Notes” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding our Convertible Senior Notes). We carry the notes at face value, less unamortized discounts, on our accompanying condensed consolidated balance sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company incurred foreign currency transaction gains of $0.3 million and $1.7 million, respectively, in the three months ended March 31, 2021 and 2020. Transaction gains are included in other income, net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" before deciding whether to invest in shares of our common stock. The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, cash flows, financial condition and growth prospects. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•

The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

Risks Related to Our Business and Industry

The Transaction, the pendency of the Transaction or our failure to complete the Transaction could have a material adverse effect on our business, results of operations, financial condition and stock price.

On April 25, 2021, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by affiliates of funds advised by private equity investment firm Thoma Bravo, L.P. (“Thoma Bravo”). Completion of the Transaction is subject to the satisfaction of various conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of our common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under other applicable antitrust and foreign investment approvals, (3) the absence of any order, injunction or law prohibiting the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Transaction, including the risks detailed below.

During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Transaction on our business relationships, financial condition, operating results and business, including:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase offerings from other providers or delay purchasing from us.
•	the possibility of disruption to our business and operations, including diversion of management attention and resources.
•

the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Transaction.

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Transaction, and other restrictions on our ability to conduct our business.

•	our inability to solicit other acquisition proposals during the pendency of the Transaction following the expiration of the “go-shop” period.
•	the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Transaction.
•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Transaction.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain the approval of the Merger Agreement by our stockholders.
•	the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals).
•	potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Transaction.
•

the failure to satisfy the other conditions to the completion of the Transaction, including the possibility that a material adverse effect on our business would permit Parent not to close the Transaction.

If the Transaction does not close, our business and stockholders would be exposed to additional risks, including:

•

to the extent that the current market price of our stock reflects an assumption that the Transaction will be completed, the price of our common stock could decrease if the Transaction is not completed.

•

investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction.

•

the requirement that we pay a termination fee of $368.9 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger; provided that a lower fee of $123.0 million will apply with respect to a termination to enter into a superior proposal during the “go-shop” period.

Even if successfully completed, there are certain risks to our stockholders from the Transaction, including:

•

the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.

•	the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes.
•

the fact that, if the Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

We have a history of losses, and we are unable to predict the extent of any future losses or when, if ever, we will achieve profitability in the future.

We have incurred net losses in every year since our inception, including net losses of $45.3 million and $66.8 million for the three months ended March 31, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $894.2 million as of March 31, 2021. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

We are unable to accurately predict the full extent to which the global COVID-19 pandemic may impact our business operations, financial performance, results of operations and stock price.

The COVID-19 pandemic continues to present extraordinary challenges in predicting future performance, and while we have modeled many scenarios and associated outcomes, there may be events that are more dire than we have modeled given the unique nature of this event. Although we are closely monitoring the impact of the COVID-19 pandemic and continually assess its potential effects on our business, our actual results could vary widely from our models. The extent to which our projections are affected by COVID-19 will largely depend on future developments, including the duration and spread of the outbreak, which still cannot be accurately predicted and remains uncertain. The COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our operating results and other metrics have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the Transaction, the pendency of the Transaction or our failure to complete the Transaction;
•	the impact of the COVID-19 pandemic;
•	the level of demand for our solutions, including our newly-introduced solutions, and the level of perceived urgency regarding security threats and compliance requirements;
•	the timing of new subscriptions and renewals of existing subscriptions;
•	the mix of solutions sold;
•	the extent to which customers subscribe for additional solutions or increase the number of users;
•	customer budgeting cycles and seasonal buying patterns;
•	the extent to which we bring on new distributors;
•	any changes in the competitive landscape of our industry, including consolidation among our competitors, customers, partners or resellers;
•	timing of costs and expenses during a quarter;
•	deferral of orders in anticipation of new solutions or enhancements announced by us;

•	price competition;
•	changes in renewal rates and terms in any quarter;
•	the impact of acquisitions;
•	litigation costs;
•	any disruption in our sales channels or termination of our relationship with strategic channel partners;
•	general economic conditions, both domestically and in our foreign markets, and related changes to currency exchange rates;
•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions; or
•	future accounting pronouncements or changes in our accounting policies.

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

In the past we have relied on U.S.-European Union Frameworks for transatlantic data flows such as the EU-U.S. Privacy Shield, for which we self-certified under the EU-U.S. Privacy Shield framework on October 5, 2016. However, on July 16, 2020, the Court of Justice of the EU issued a decision invalidating outright the EU-U.S. Privacy Shield framework and as a result, we no longer rely on that framework. We currently rely on Standard Contractual Clauses (“SCCs”) authorized by the EU’s Data Protection Directive of 1995 for transatlantic data flows, including successor versions soon to be finalized and issued by the European Commission. Additionally, the EU’s General Data Protection Regulation, began to be enforced on May 25, 2018, and carries with it significantly increased responsibilities and potential penalties for companies that process EU personal data. We have seen increased customer attention surrounding EU Data Privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws (such as the New York Department of Financial Services’ Cybersecurity Regulation, the California Consumer Privacy Act of 2018 that became effective January 1, 2020, and the new California Privacy Rights Act), national laws regulating the collection and use of data, and security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions, by national data protection regulators, all of which could harm our business, financial condition and results of operations.

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

We also face competition from large technology companies, such as Broadcom Inc., Cisco Systems, Inc., Google Inc., Micro Focus International plc and Microsoft Corporation. These companies are increasingly developing and incorporating into their products features that compete on various levels with our solutions. Our competitive position could be adversely affected to the extent that our customers perceive that the functionality incorporated into these products would replace the need for our solutions or that buying from one vendor would provide them with increased leverage and purchasing power and a better customer experience. We also face competition from independent security vendors such as FireEye, Inc. that offer network security products and many smaller companies like Mimecast Ltd. that specialize in particular segments of the markets in which we compete.

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

In addition, as of March 31, 2021, we had $869.3 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of March 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2021 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2021. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

The trading price of our common stock has been volatile historically, and is likely to continue to be subject to wide fluctuations in response to various factors described below. Factors affecting the market price of our securities include:

•	the Transaction, the pendency of the Transaction or our failure to complete the Transaction;
•	variations in our revenue, billings, gross margin, operating results, free cash flow, loss per share and how these results compare to analyst expectations;
•	forward looking guidance that we may provide regarding financial metrics such as billings, revenue, gross margin, operating results, free cash flow, and loss per share;
•	announcements of technological innovations, new products or services, strategic alliances, acquisitions or significant agreements by us or by our competitors;
•	disruptions in our cloud-based operations or services or disruptions of other prominent cloud-based operations or services;
•	the economy as a whole, market conditions in our industry, and the industries of our customers;
•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•	the size of our market float and significant option exercises;

•	any future issuances of securities;
•	repurchases of shares of our common stock by us, including through our Repurchase Program; and
•	any other factors discussed herein.

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

On August 27, 2020, our board of directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of its common stock. As of March 31, 2021, $134.6 million remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 27, 2020, the board of directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of its common stock. The Repurchase Program does not have an expiration date. Below is a summary of our common share repurchased during the three months ended March 31, 2021. See Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding our Repurchase Program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Number of Shares Purchased as Party of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program

	(in thousands, except per share amounts)
January 1, 2021 - January 31, 2021	—	$—	—	$160,644
February 1, 2021 - February 28, 2021	16	$125.30	16	$158,651
March 1, 2021 - March 31, 2021	193	$124.83	193	$134,557
Total	209	$124.87	209

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Form	File No.	Filing Date	Exhibit No.

2.1	†	Agreement and Plan of Merger, dated as of April 25, 2021, by and among Project Kafka Parent, LLC, Project Kafka Merger Sub, Inc. and Proofpoint, Inc.	8-K	001-35506	2021-04-27	2.1

31.01	*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

†Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on May 4, 2021.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)