Form 10-Q
period 2021-06-30
PROOFPOINT INC
filed 2021-07-30
CIK 1212458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Shares of Proofpoint, Inc. common stock, $0.0001 par value per share, outstanding as of July 15, 2021: 57,757,909 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Proofpoint, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$929,306	$910,279
Accounts receivable, net	204,264	255,390
Inventory	432	317
Deferred product costs	3,255	3,480
Deferred commissions	62,680	57,779
Prepaid expenses and other current assets	35,889	32,493
Total current assets	1,235,826	1,259,738
Property and equipment, net	107,126	111,030
Operating lease right-of-use assets	179,001	182,228
Long-term deferred product costs	464	420
Goodwill	738,037	688,454
Intangible assets, net	116,567	130,392
Long-term deferred commissions	118,808	108,762
Other assets	15,916	17,686
Total assets	$2,511,745	$2,498,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,804	$2,233
Accrued liabilities	128,779	132,187
Operating lease liabilities	37,573	28,560
Deferred revenue	703,029	702,248
Total current liabilities	899,185	865,228
Convertible senior notes	907,991	906,084
Long-term operating lease liabilities	173,161	178,506
Other long-term liabilities	41,092	39,639
Long-term deferred revenue	205,910	190,032
Total liabilities	2,227,339	2,179,489
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 59,396 shares issued and 57,717 shares outstanding at June 30, 2021; 58,513 shares issued and 57,178 shares outstanding at December 31, 2020	6	6
Additional paid-in capital	1,414,846	1,307,474
Treasury stock, at cost; 1,679 shares and 1,335 shares at June 30, 2021 and December 31, 2020	(183,309)	(139,356)
Accumulated deficit	(947,137)	(848,903)
Total stockholders’ equity	284,406	319,221
Total liabilities and stockholders’ equity	$2,511,745	$2,498,710

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	$303,510	$254,892	$587,122	$498,961
Hardware and services	5,143	3,546	9,362	9,251
Total revenue	308,653	258,438	596,484	508,212
Cost of revenue:(1)(2)
Subscription	67,659	59,193	131,666	119,041
Hardware and services	9,420	8,382	18,933	17,465
Total cost of revenue	77,079	67,575	150,599	136,506
Gross profit	231,574	190,863	445,885	371,706
Operating expense:(1)(2)
Research and development	81,319	70,602	161,837	140,497
Sales and marketing	142,949	116,279	286,093	239,441
General and administrative	54,664	14,812	87,375	44,367
Total operating expense	278,932	201,693	535,305	424,305
Operating loss	(47,358)	(10,830)	(89,420)	(52,599)
Interest expense	(1,533)	(1,525)	(3,061)	(3,049)
Other (expense) income, net	(1,712)	(1,092)	(1,347)	3,529
Loss before income taxes	(50,603)	(13,447)	(93,828)	(52,119)
Provision for income taxes	(2,312)	(1,660)	(4,406)	(29,829)
Net loss	$(52,915)	$(15,107)	$(98,234)	$(81,948)
Net loss per share, basic and diluted	$(0.92)	$(0.26)	$(1.71)	$(1.43)
Weighted average shares outstanding, basic and diluted	57,479	57,369	57,406	57,168

(1) Includes stock-based compensation expense as follows:
Cost of subscription revenue	$5,933	$5,235	$11,396	$10,777
Cost of hardware and services revenue	$1,619	$1,408	$3,231	$2,779
Research and development	$18,234	$16,431	$35,951	$32,036
Sales and marketing	$23,718	$17,047	$50,981	$35,566
General and administrative	$11,779	$(3,660)	$20,835	$6,868

(2) Includes intangible amortization expense as follows:
Cost of subscription revenue	$10,719	$9,992	$21,335	$19,930
Sales and marketing	$4,017	$3,947	$7,590	$8,460

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(52,915)	$(15,107)	$(98,234)	$(81,948)
Other comprehensive income, net of tax:
Unrealized (loss) gain on short-term investments, net	—	(3)	—	1
Comprehensive loss	$(52,915)	$(15,110)	$(98,234)	$(81,947)

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at March 31, 2021	58,949	$6	$1,351,655	(1,543)	$(165,443)	$—	$(894,222)	$291,996
Net loss	—	—	—	—	—	—	(52,915)	(52,915)
Stock-based compensation expense	—	—	57,034	—	—	—	—	57,034
Common stock issued	525	—	18,310	—	—	—	—	18,310
Tax withholding upon vesting of restricted stock awards	(78)	—	(12,153)	—	—	—	—	(12,153)
Repurchase of common stock (Note 9)	—	—	—	(136)	(17,866)	—	—	(17,866)
Balances at June 30, 2021	59,396	$6	$1,414,846	(1,679)	$(183,309)	$—	$(947,137)	$284,406

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at March 31, 2020	57,260	$6	$1,194,976	—	$—	$5	$(782,075)	$412,912
Net loss	—	—	—	—	—	—	(15,107)	(15,107)
Unrealized loss on short-term investments	—	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	32,435	—	—	—	—	32,435
Issuance of restricted shares	11	—	—	—	—	—	—	—
Common stock issued	381	—	15,576	—	—	—	—	15,576
Tax withholding upon vesting of restricted stock awards	(64)	—	(7,224)	—	—	—	—	(7,224)
Balances at June 30, 2020	57,588	$6	$1,235,763	—	$—	$2	$(797,182)	$438,589

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	58,513	$6	$1,307,474	(1,335)	$(139,356)	$—	$(848,903)	$319,221
Net loss	—	—	—	—	—	—	(98,234)	(98,234)
Stock-based compensation expense	—	—	114,243	—	—	—	—	114,243
Common stock issued	1,164	—	31,489	—	—	—	—	31,489
Tax withholding upon vesting of restricted stock awards	(281)	—	(38,360)	—	—	—	—	(38,360)
Repurchase of common stock (Note 9)	—	—	—	(344)	(43,953)	—	—	(43,953)
Balances at June 30, 2021	59,396	$6	$1,414,846	(1,679)	$(183,309)	$—	$(947,137)	$284,406

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	56,784	$6	$1,318,084	—	$—	$1	$(725,594)	$592,497
Cumulative effect of adjustment from adoption of ASU 2020-06	—	—	(163,023)	—	—	—	10,360	(152,663)
Net loss	—	—	—	—	—	—	(81,948)	(81,948)
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	80,410	—	—	—	—	80,410
Issuance of restricted shares	11	—	—	—	—	—	—	-
Common stock issued	1,068	—	31,854	—	—	—	—	31,854
Tax withholding upon vesting of restricted stock awards	(275)	—	(31,562)	—	—	—	—	(31,562)
Balances at June 30, 2020	57,588	$6	$1,235,763	—	$—	$2	$(797,182)	$438,589

See accompanying Notes to the Condensed Consolidated Financial Statements.

Proofpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(98,234)	$(81,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,723	46,460
Stock-based compensation	122,394	88,026
Change in fair value of contingent consideration	(348)	—
Amortization of debt issuance costs and accretion of debt discount	1,907	1,899
Amortization of deferred commissions	37,272	30,003
Noncash lease costs	15,651	12,918
Deferred income taxes	(334)	(692)
Other	1,399	268
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	52,365	92,062
Inventory	(115)	881
Deferred product costs	181	76
Deferred commissions	(52,220)	(35,953)
Prepaid expenses	1,731	(6,773)
Other current assets	(172)	(180)
Long-term assets	104	(59)
Accounts payable	24,971	(9,513)
Accrued liabilities	(3,283)	20,122
Operating lease liabilities	(8,829)	(13,561)
Deferred revenue	12,787	(21,252)
Net cash provided by operating activities	155,950	122,784
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	51,187
Purchase of short-term investments	—	(19,876)
Purchase of property and equipment	(12,669)	(24,149)
Receipts from escrow account	—	154
Acquisitions of business, net of cash and restricted cash acquired	(55,438)	(2,720)
Net cash (used in) provided by investing activities	(68,107)	4,596
Cash flows from financing activities
Proceeds from issuance of common stock	19,083	18,543
Withholding taxes related to restricted stock net share settlement	(42,238)	(35,145)
Repurchases of common stock	(43,953)	—
Net cash used in financing activities	(67,108)	(16,602)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(217)	(174)
Net increase in cash, cash equivalents and restricted cash	20,518	110,604
Cash, cash equivalents and restricted cash
Beginning of period	918,951	857,907
End of period	$939,469	$968,511

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of noncash investing and financing activities
Unpaid purchases of property and equipment and asset retirement obligations	$5,977	$6,267
Operating lease right-of-use assets exchanged for lease obligations	$12,321	$28,195
Liability awards converted to equity	$12,407	$13,313

	June 30, 2021	June 30, 2020
Reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows
Cash and cash equivalents	$929,306	$961,356
Restricted cash included in prepaid expenses and other current assets	7,578	3,229
Restricted cash included in other non-current assets	2,585	3,926
Total cash, cash equivalents and restricted cash	$939,469	$968,511

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

Merger Agreement

On April 25, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Proofpoint Holdings, LP (f/k/a Project Kafka Parent, LLC and Proofpoint Parent, LLC), a Delaware limited partnership (“Parent”), and Project Kafka Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger” or the “Transaction”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of funds advised by Thoma Bravo, L.P. (“Thoma Bravo”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (subject to certain exceptions, including shares of common stock owned by stockholders of the Company who did not vote in favor of the adoption of the Merger Agreement and properly exercised appraisal rights) will, at the Effective Time, automatically be converted into the right to receive $176.00 in cash, subject to applicable withholding taxes.

Completion of the Merger is subject to certain closing conditions, including (1) the approval of the Merger under applicable antitrust and foreign investment approvals, (2) the absence of any order, injunction or law prohibiting the Merger, (3) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (4) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (5) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. The parties expect the Transaction to close in the third quarter of 2021.

A special meeting of the Company’s stockholders to consider and vote on the proposal to adopt the Merger Agreement was held on July 23, 2021, and the stockholders approved the proposal to adopt the Merger Agreement.

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the SEC. Certain information and note disclosures have been condensed or omitted pursuant to such rules and regulations. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the periods presented. Certain prior period amounts have been adjusted due to adoption of Accounting Standards Update No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for

Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). Refer to Note 8 “Convertible Senior Notes” for more information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for other interim periods or for future years.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates and such difference may be material to the financial statements.

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2021. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired enterprise over the fair value of identifiable assets acquired and liabilities assumed. The Company performs an annual goodwill impairment test during the fourth quarter of a calendar year and more frequently if an event or circumstances indicates that impairment may have occurred. For the purposes of impairment testing, the Company has determined that it has one operating segment and one reporting unit. To test goodwill for impairment, the Company compares the reporting unit’s carrying value with its fair value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value, then the impairment charge equal to the difference is recorded; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. No impairment indicators were identified by the Company as of June 30, 2021.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity that are not the result of transactions with stockholders. The Company’s comprehensive loss consists of its net loss and changes in unrealized gains (losses) from its available-for-sale investments. The Company had no material reclassifications out of accumulated other comprehensive income into net loss for the three and six months ended June 30, 2021 and 2020.

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

The following table presents the Company’s revenue disaggregation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscription service revenue	$286,705	$244,137	$557,646	$480,858
Subscription software revenue	16,805	10,755	29,476	18,103
Hardware and services	5,143	3,546	9,362	9,251
Total revenue	$308,653	$258,438	$596,484	$508,212

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

Unbilled accounts receivables

Unbilled accounts receivable represents amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. The unbilled accounts receivable balance, included in accounts receivable in the condensed consolidated balance sheet, was $1,584 and $1,963 as of June 30, 2021 and December 31, 2020, respectively.

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

For the three months ended June 30, 2021 and 2020, the Company capitalized $31,338 and $20,783 of commission costs, respectively, and amortized $19,221 and $15,370, respectively. For the six months ended June 30, 2021 and 2020, the Company capitalized $52,220 and $35,953 of commission costs, respectively, and amortized $37,272 and $30,003, respectively.

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

For the three months ended June 30, 2021 and 2020, the Company capitalized $1,038 and $901 of deferred product costs, respectively, and amortized $1,178 and $1,035, respectively. For the six months ended June 30, 2021 and 2020, the Company capitalized $2,018 and $2,077 of deferred product costs, respectively, and amortized $2,199 and $2,154, respectively.

Deferred revenue

The Company records deferred revenue when cash payments are received, or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term. The Company recognized $256,988 and $222,562 of revenue during the three months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. The Company recognized $445,311 and $394,857 of revenue during the six months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Remaining performance obligations

Contracted revenue as of June 30, 2021 that has not yet been recognized (“contracted not recognized”) was $836,335, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized as revenue in future periods and excludes contracts with an original expected length of one year or less. The Company expects 60% of contracted and not recognized revenue to be recognized over the next twelve months, 38% in years two and three, with the remaining balance recognized thereafter.

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

2021 Acquisition

InteliSecure, Inc.

On March 2, 2021 (the “InteliSecure Acquisition Date”), pursuant to the terms of the merger agreement, the Company acquired all shares of InteliSecure, Inc. (“InteliSecure”), a data loss protection managed services company. With this acquisition, the Company expects to strengthen its cloud-based people-centric security platform by enhancing customers’ ability to protect critical data in diverse environments. This factor, among others, contributed to a purchase price in excess of the estimated fair value of acquired net identifiable assets and, as a result, goodwill was recorded in connection with the acquisition. The results of operations and the fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since the InteliSecure Acquisition Date.

At the InteliSecure Acquisition Date, the consideration transferred was $59,188, net of cash acquired of $1,612. Of the consideration transferred, $6,000 was held in escrow to secure indemnification obligations, and $3,750 was classified and recorded as contingent consideration on the condensed consolidated balance sheet as of the InteliSecure Acquisition Date.

The Company expects to pay the contingent consideration within a year of the balance sheet date depending on the timing and value of contracts renewed following the InteliSecure Acquisition Date and the maximum potential payment amount could be up to $4,500. The fair value of the contingent consideration liability was determined using unobservable inputs as of the acquisition date. These inputs include the estimated amount and timing of future contract renewals, the probability of success and a risk-adjusted discount rate to adjust the probability-weighted cash flows to present value.

The Company incurred $1,580 in acquisition-related costs, which were recorded within operating expenses for the six months ended June 30, 2021. The revenue from InteliSecure was not material for the three and six months ended June 30, 2021, and due to the continued integration of the combined businesses, it was impractical to determine the earnings. Managed service revenue is presented as part of subscription revenue in the Company’s condensed consolidated statements of operations.

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

4. Goodwill and Intangible Assets

The goodwill activity and balances are presented below:

Balance as of December 31, 2020	$688,454
Acquisition during the period	49,583
Purchase accounting adjustments	—
Balance as of June 30, 2021	$738,037

Intangible assets, excluding goodwill, consisted of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$235,269	$(172,897)	$62,372	$233,469	$(151,562)	$81,907
Customer relationships	98,600	(46,074)	52,526	87,200	(38,896)	48,304
Trade names and patents	1,330	(1,249)	81	3,730	(3,549)	181
Order backlog	1,900	(312)	1,588	8,100	(8,100)	—
	$337,099	$(220,532)	$116,567	$332,499	$(202,107)	$130,392

Amortization of intangible assets expense was $14,736 and $13,939 for the three months ended June 30, 2021 and 2020, respectively, and $28,925 and $28,390 for the six months ended June 30, 2021 and 2020, respectively.

Future estimated amortization of intangible assets expense as of June 30, 2021 are presented below:

Year ending December 31,
2021, remainder	$28,029
2022	35,239
2023	24,887
2024	15,539
2025	7,667
2026	3,297
Thereafter	1,909
Total	$116,567

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

•

Level 3: Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. The Company’s Level 3 liabilities generally consist of the contingent payment in connection with the acquisition of InteliSecure.

The following tables summarize, for each category of assets or liabilities carried at fair value, the respective fair value as of June 30, 2021 and December 31, 2020 and the classification by level of input within the fair value hierarchy:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$890,965	$890,965	$—	$—
Total financial assets	$890,965	$890,965	$—	$—
Liabilities
Acquisition-related contingent consideration	$3,402	$—	$—	$3,402

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$865,924	$865,924	$—	$—
Total financial assets	$865,924	$865,924	$—	$—

Based on quoted market prices as of June 30, 2021 and December 31, 2020, the fair value of the 2024 Notes (Note 8) was approximately $1,156,541 and $1,021,200, respectively, determined using Level 2 inputs as they are not actively traded in markets.

The following table represents a reconciliation of the acquisition-related contingent consideration liability measured at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Three Months Ended June 30,	Six months ended June 30,
	2021	2021
Beginning balance	$3,750	$—
Additions during the period	—	3,750
Payment during the period	—	—
Adjustments to fair value during the period recorded in general and administrative expenses	(348)	(348)
Ending balance	$3,402	$3,402

Investments

The cost and fair value of the Company’s cash and cash equivalents as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$38,341	$—	$—	$38,341
Money market funds	890,965	—	—	890,965
Total	$929,306	$—	$—	$929,306

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,355	$—	$—	$44,355
Money market funds	865,924	—	—	865,924
Total	$910,279	$—	$—	$910,279

The Company reviews its investments on a quarterly basis to identify and evaluate investments that have an indication of possible impairment and has determined that no other-than-temporary impairments were required to be recognized during the three and six months ended June 30, 2021 and 2020.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$10,214	$7,203	$20,545	$14,311
Short-term lease cost	487	617	914	1,291
Variable lease cost	1,920	1,127	3,689	2,165
Total lease cost	$12,621	$8,947	$25,148	$17,767

Supplemental information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6,788	$6,408	$13,876	$15,967
Right-of-use assets obtained in exchange for operating lease obligations	$4,010	$18,660	$12,321	$28,195
Weighted-average remaining lease term - operating leases			9 years	5 years
Weighted-average discount rate - operating leases			4.59%	4.32%

Maturities of lease liabilities as of June 30, 2021 were as follows:

Operating Leases
Year ending December 31,
2021, remainder	$15,351
2022	41,211
2023	30,316
2024	24,624
2025	23,812
2026	21,892
Thereafter	101,160
Total lease payments	258,366
Less imputed interest	(47,632)
Total	$210,734

7. Contingencies

 Contingencies

Under the indemnification provisions of the Company’s customer agreements, the Company agrees to indemnify, defend, and hold harmless its customers against, among other things, infringement of any patent, trademark or copyright under any country’s laws or the misappropriation of any trade secret arising from the customers’ legal use of the Company’s solutions. The exposure to the Company under these indemnification provisions is generally limited to the total amount paid by the customers under the applicable customer agreement. However, certain indemnification provisions potentially expose the Company to losses in excess of the aggregate amount paid to the Company by the customer under the applicable customer agreement. To date, there have been no claims against the Company or its customers pursuant to these indemnification provisions.

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

8. Convertible Senior Notes

Effective January 1, 2021, the Company adopted ASU No. 2020-06 using the full retrospective method. Under this method, the Company is presenting the consolidated financial statements as of December 31, 2020, and for the three and six months ended June 30, 2020, as if ASU 2020-06 had been effective for these periods beginning on January 1, 2020. ASU 2020-06 removed the liability and equity separation model for the Company’s Senior Convertible Notes. As a result, the Company no longer separately presents in stockholder’s equity the embedded conversion feature for its Senior Convertible Notes and accounts for the Notes as a single liability instrument. The embedded conversion feature is no longer being amortized as interest expense over the life of the 2024 Notes.

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

Select condensed consolidated balance sheet line items, which reflect the adoption of the new guidance, are as follows:

	December 31, 2020
	As Previously Reported	Adjustments	As Adjusted
Liabilities and Stockholders’ Equity
Convertible senior notes	$783,561	$122,523	$906,084
Total liabilities	$2,056,966	$122,523	$2,179,489
Stockholders’ equity
Additional paid-in capital	$1,470,497	$(163,023)	$1,307,474
Accumulated deficit	$(889,403)	$40,500	$(848,903)
Total stockholders’ equity	$441,744	$(122,523)	$319,221

Select unaudited condensed consolidated statements of operations line items, which reflect the adoption of the new guidance, are as follows:

	Three Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Adjusted
Operating loss	$(10,830)	$—	$(10,830)
Interest expense	$(9,013)	$7,488	$(1,525)
Net loss	$(22,595)	$7,488	$(15,107)
Net loss per share, basic and diluted	$(0.39)	$0.13	$(0.26)

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Adjusted
Operating loss	$(52,599)	$—	$(52,599)
Interest expense	$(17,933)	$14,884	$(3,049)
Net loss	$(96,832)	$14,884	$(81,948)
Net loss per share, basic and diluted	$(1.69)	$0.26	$(1.43)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new guidance are as follows:

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities
Net loss	$(96,832)	$14,884	$(81,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and accretion of debt discount	$16,783	$(14,884)	$1,899
Net cash provided by operating activities	$122,784	$—	$122,784

0.25% Convertible Senior Notes due 2024

On August 23, 2019, the Company issued $

920,000 aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”). The offering represented $800,000 aggregate principal amount of the 2024 Notes plus the full exercise of the initial buyers’ option to purchase up to an additional $120,000 aggregate principal amount. The net proceeds after the agent’s discount and issuance costs of $19,065 from the 2024 Notes offering were approximately $900,935. The Company used $84,871 of the net proceeds from the offering to pay the cost of the capped call transactions described below. The Company expects to use the remaining net proceeds for general corporate purposes, which may include acquisitions or other strategic transactions. The 2024 Notes are senior unsecured, unsubordinated obligations of the Company. The 2024 Notes bear interest at 0.25% per year, payable semi-annually in arrears every February 15 and August 15, beginning on February 15, 2020. The 2024 Notes mature on August 15, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The following table represents the carrying value of the 2024 Notes as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Liability component:
Principal	$920,000	$920,000
Less: debt discount and issuance costs, net of amortization	(12,009)	(13,916)
Net carrying amount	$907,991	$906,084

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

For the three and six months ended June 30, 2021 and 2020, the effective interest rate was 0.67% and the Company incurred the following expenses related to the 2024 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense related to contractual interest coupon	$575	$575	$1,150	$1,150
Amortization of debt discount and issuance costs	954	950	1,907	1,899
Total	$1,529	$1,525	$3,057	$3,049

9. Stockholder’s Equity

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

Under the equity incentive plans, the term of an option grant shall not exceed ten years from the date of its grant and options generally vest over a three to four-year period, with vesting on a monthly or annual interval. As of June 30, 2021, 5,190 shares were available for future grant. Restricted stock awards generally vest over a three to five-year period.

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

Stock Options

There were no options granted during the six months ended June 30, 2021 and 2020.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and the valuation allowances for deferred tax assets.

Stock option activity under the Plan was as follows:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	821	$33.25	3.56	$84,699
Options exercised	(132)	11.84
Options forfeited and expired	(4)	19.26
Balance at June 30, 2021	685	$37.46	3.31	$93,305

The total intrinsic value of options exercised was $18,872 and $10,067 for the six months ended June 30, 2021 and 2020, respectively. Total cash proceeds from such option exercises were $1,563 and $3,522 for the six months ended June 30, 2021 and 2020, respectively.

The fair value of option grants that vested was $1,904 and $1,285 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had unamortized stock-based compensation expense of $1,776 related to stock options that will be recognized over the average remaining vesting term of the options of 1.16 years.

Restricted Stock and Performance Stock Units

A following table summarizes the activity of RSUs and PSUs:

	RSUs and PSUs Outstanding
	Number of Shares	Granted Fair Value Per Unit
Awarded and unvested at December 31, 2020	4,382	$105.20
Awards assumed per business acquisition	77	122.03
Awards granted	2,007	132.04
Awards vested	(772)	108.67
Awards forfeited	(353)	107.06
Awarded and unvested at June 30, 2021	5,341	$114.90

As of June 30, 2021, there was $417,972 of unamortized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.41 years.

The Company granted 348 shares of PSUs in the six months ended June 30, 2021. The Company granted 155 shares of PSUs and 11 restricted performance-based shares in the six months ended June 30, 2020. The PSU and restricted shares vesting conditions were based on individual performance targets. Unamortized stock-based compensation expense was $33,536 as of June 30, 2021.

Stock Bonus Awards and Other Liability Awards

The total accrued liability for the stock bonus awards and other liability awards was $8,240 and $12,480 as of June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021 and 2020, 103 and 125 shares, respectively, of common stock earned under the stock bonus program were issued. Stock-based compensation expense related to stock bonus program was $8,240 and $8,200 for the six months ended June 30, 2021 and 2020, respectively.

Employee Stock Purchase Plan

On March 30, 2012, the Board of Directors and the Company’s stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2012. A total of 745 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP increased automatically on January 1 of each of the first eight years commencing with 2013 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, but not to exceed 1,490 shares, unless the Board of Directors, in its discretion, determines to make a smaller increase. As of June 30, 2021, there were 2,205 shares of the Company’s common stock available for future issuance under the ESPP.

The Company suspended its ESPP program after the ESPP purchase on May 14, 2021.

Restricted Stock and Deferred Shares

As part of the WebLife acquisition in 2017, 107 shares were deferred for certain key employees with the total fair value of $9,652, and a vesting period between three and four years. The Company recognized $2,947 and $1,204 of stock-based compensation in the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $54 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period.

As part of the acquisition of Wombat Security Technologies, Inc. in 2018, 51 shares were deferred for certain key employees with the total fair value of $5,458, and a vesting period of two years. The Company recognized $382 of stock-based compensation in the three months ended March 31, 2020. As of March 31, 2020, all shares were fully vested.

As part of the Meta Networks acquisition in 2019, 72 shares were deferred for certain key employees with the total fair value of $8,338 allocated to post-combination expense, and a vesting period of three years. The Company recognized $1,376 and $1,383 of stock-based compensation in the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $2,432 of unamortized stock-based compensation expense related to the unvested deferred shares. The deferred shares are subject to forfeiture if employment terminates prior to the lapse of the deferral date and are expensed over the vesting period. They are considered issued and outstanding shares of the Company at the acquisition date and have the same rights as other shares of common stock.

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

During the three months ended June 30, 2021, the Company repurchased 136 shares of common stock under the Repurchase Program in open market transactions at an average price of $131.65 per share, for an aggregate purchase price of $17,866. The Repurchase Program was suspended in April 2021 when the Company entered into the Merger Agreement.

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

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2021	June 30, 2020
Stock options to purchase common stock	685	930
Restricted stock units	5,341	4,982
Employee stock purchase plan	—	127
Common stock subject to repurchase	37	143
Bonus and other liability awards	47	74
2024 Notes	5,975	5,975
Total	12,085	12,231

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

The following sets forth total revenue by geographic area. Revenue by geographic area is based upon the billing address of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue:
United States	$242,566	$205,077	$465,196	$403,702
Rest of world	66,087	53,361	131,288	104,510
Total revenue	$308,653	$258,438	$596,484	$508,212

Long-lived tangible assets by geographic area are presented below:

	June 30, 2021	December 31, 2020
Long-lived assets:
United States	$91,320	$96,356
Rest of world	15,806	14,674
Total long-lived assets	$107,126	$111,030

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

Income tax expense for the three and six months ended June 30, 2021 was $2,312 and $4,406 on pre-tax losses of $50,603 and $93,828, respectively. The Company recognized income tax expense of $1,660 and $29,829 on pre-tax losses of $13,447 and $52,119, for the three and six months ended June 30, 2020, respectively. The income tax rate for the three and six months ended June 30, 2021 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses. The income tax rate for the three and six months ended June 30, 2020 varied from the United States statutory income tax rate primarily due to valuation allowances in the United States whereby pre-tax losses and income do not result in the recognition of corresponding income tax benefits and expenses and also due to the recognition of a $27,107 tax expense related to the transfer of certain intellectual property rights from the Company’s wholly owned subsidiary in Israel to the United States which occurred in the quarter ended March 31, 2020.

The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was negative 5% and negative 57%, respectively.

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

As of June 30, 2021, the Company’s gross uncertain tax benefits totaled $56,752, excluding related accrued interest and penalties of $2,604. As of June 30, 2021, $35,259 of the Company’s uncertain tax benefits, including related accrued interest and penalties, would impact the effective tax rate if recognized. During the six months ended June 30, 2021, the Company’s gross uncertain tax benefits increased $1,719. The increase is comprised of a $2,149 increase for tax positions taken in the current period, offset by a $430 decrease for tax positions taken in prior periods.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the six months ended June 30, 2021.

13. Defined Contribution Plan

The Company’s tax-deferred savings plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company makes discretionary matching contributions to the 401(k) Plan on behalf of employees up to the limit determined by the Board of Directors. The Company contributed $746 and $579, respectively, to the 401(k) Plan during the three months ended June 30, 2021 and 2020. The Company contributed $2,710 and $2,228, respectively, to the 401(k) Plan during the six months ended June 30, 2021 and 2020.

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

Pending Transaction

On April 25, 2021 we entered into the Merger Agreement, providing for the Transaction and our acquisition by affiliates of funds advised by private equity investment firm Thoma Bravo in an all-cash transaction valued at $12.3 billion. If the Transaction is completed, our stockholders will be entitled to receive $176.00 in cash for each share of our common stock they hold as of the Effective Time of the Transaction. The Transaction is expected to close in the third quarter of 2021, subject to regulatory authorities and the satisfaction of customary closing conditions. See Note 1 “The Company and Summary of Significant Accounting Policies ” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Transaction.

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

Historically, the majority of our revenue has been derived from our customers in the United States. We believe the markets outside of the United States offer an opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. Revenue from customers outside of the United States grew by 26% for the six months ended June 30, 2021 as compared to the prior year period, representing 22% of our total revenue for the period. In terms of customer concentration, two partners accounted for 13% and 11%, respectively, of our total revenue for the three months ended June 30, 2021 and the three months ended June 30, 2020. These partners sold to a number of end-users, none of which accounted for more than 10% of our total revenue. The partners’ sales were spread across many individual customers, all of which have a direct relationship with us as part of their access to our demand services.

We have not been profitable to date and will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses in order to achieve profitability, as discussed in more detail below.

Significant Developments

In March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The Company’s overall financial results and operations were modestly impacted by the COVID-19 outbreak in 2020 and the first half of 2021. The Company’s travel expense and marketing expense for in-person events were decreased due to global restrictions on travel issued by most major nations where the Company does business. We have shifted our internal annual Sales Kick Off conference, which was held in January 2021, to a virtual-only conference and in the near term we have changed our customer, employee and industry events to virtual-only formats. In addition, see Part II-Item 1A, “Risk Factors,”

included herein for risks associated with pandemics in general and COVID-19 specifically. The extent to which the COVID-19 outbreak impacts our financial results and operations going forward will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it.

We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives could impact our operations. The COVID-19 pandemic presents extraordinary challenges in predicting future performance, and while we have modeled many scenarios and associated outcomes, there may be events or trends that are more dire than we have modeled given the unique nature of this event. In particular, we are monitoring COVID-19’s effects on our business across many dimensions, including its broad effects on customers in highly impacted industries and key markets as they each attempt to recover. These dimensions may change as the pandemic and the response to the pandemic evolve. Some of our customers impacted by COVID-19 furloughed or laid-off employees to manage cash, especially in highly impacted industries such as travel and hospitality. Other customers are choosing to slow or defer projects, especially those in highly impacted industries and with complex projects requiring large archiving imports that rely heavily on third party resources to manage and execute. We will continue to monitor the impact of the COVID-19 pandemic and continually assess its potential effects on our business and our outlook, the actual results of which will largely depend on future developments, including the duration and spread of the outbreak as well as the varied impacts to our customer base by region or industry, which cannot be accurately predicted and are uncertain.

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

	Three Months Ended June 30,		Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	2021	2020

Total revenue	$308,653	$258,438	$596,484	$508,212
Growth	19%	21%	17%	22%
Gross margin percentage	75%	74%	75%	73%
Non-GAAP gross margin	81%	80%	81%	80%
Billings (non-GAAP)	$328,597	$250,018	$605,338	$488,007
Growth	31%	8%	24%	9%
Free cash flows (non-GAAP)	$54,806	$18,820	$143,281	$98,635

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

The following table presents the reconciliation of gross margin to Non-GAAP gross margin for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	2021	2020

GAAP gross profit	$231,574	$190,863	$445,885	$371,706
GAAP gross margin	75%	74%	75%	73%
Plus:
Stock-based compensation expense	7,552	6,643	14,627	13,556
Amortization expense of intangible assets	10,719	9,992	21,335	19,930
Non-GAAP gross profit	$249,845	$207,498	$481,847	$405,192
Non-GAAP gross margin	81%	80%	81%	80%

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

The following table presents the reconciliation of total revenue to billings for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Total revenue	$308,653	$258,438	$596,484	$508,212
Deferred revenue and customer prepayments
Ending	919,599	776,255	919,599	776,255
Beginning	900,925	787,098	904,126	797,173
Net change	18,674	(10,843)	15,473	(20,918)
Unbilled accounts receivable
Ending	1,403	1,542	1,403	1,542
Beginning	2,673	3,965	1,877	2,255
Net change	1,270	2,423	474	713
Less: deferred revenue and customer prepayments contributed by acquisitions	—	—	(7,093)	—
Billings	$328,597	$250,018	$605,338	$488,007

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

GAAP cash flows provided by operating activities:	$60,860	$30,610	$155,950	$122,784
Less:
Purchase of property and equipment	(6,054)	(11,790)	(12,669)	(24,149)
Non-GAAP free cash flows	$54,806	$18,820	$143,281	$98,635

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
( In thousands, except for percentages)	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue

Revenue:
Subscription	$303,510	98%	$254,892	99%	$587,122	98%	$498,961	98%
Hardware and services	5,143	2	3,546	1	9,362	2	9,251	2
Total revenue	308,653	100	258,438	100	596,484	100	508,212	100
Cost of revenue:
Subscription	67,659	22	59,193	23	131,666	22	119,041	23
Hardware and services	9,420	3	8,382	3	18,933	3	17,465	4
Total cost of revenue	77,079	25	67,575	26	150,599	25	136,506	27
Gross profit	231,574	75	190,863	74	445,885	75	371,706	73
Operating expense:
Research and development	81,319	26	70,602	27	161,837	27	140,497	27
Sales and marketing	142,949	46	116,279	45	286,093	48	239,441	47
General and administrative	54,664	18	14,812	6	87,375	15	44,367	9
Total operating expense	278,932	90	201,693	78	535,305	90	424,305	83
Operating loss	(47,358)	(15)	(10,830)	(4)	(89,420)	(15)	(52,599)	(10)
Interest expense	(1,533)	—	(1,525)	(1)	(3,061)	—	(3,049)	(1)
Other (expense) income, net	(1,712)	(1)	(1,092)	—	(1,347)	—	3,529	1
Loss before income taxes	(50,603)	(16)	(13,447)	(5)	(93,828)	(15)	(52,119)	(10)
Provision for income taxes	(2,312)	(1)	(1,660)	(1)	(4,406)	(1)	(29,829)	(6)
Net loss	$(52,915)	(17)%	$(15,107)	(6)%	$(98,234)	(16)%	$(81,948)	(16)%

Comparison of the three and six months ended June 30, 2021 and 2020:

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	% Change	2021	2020	% Change

Revenue
Subscription	$303,510	$254,892	19%	$587,122	$498,961	18%
Hardware and services	5,143	3,546	45%	9,362	9,251	1%
Total revenue	$308,653	$258,438	19%	$596,484	$508,212	17%

Subscription revenue for the three and six months ended June 30, 2021 increased $48.6 million, or 19%, and $88.2 million, or 18%, respectively, as compared to the corresponding periods last year. The increase was primarily due to $36.3 million and $61.6 million, respectively, increase in subscription revenue contributed from the United States. To a lesser extent, for the same periods, there were increases of $12.3 million, and $26.5 million, respectively, in revenue contributed from international locations. The increase in subscription revenue was due to the increased demand for our solutions, increase in add-on activity and renewal rate being 90% or higher. Additionally, the revenue recognized from acquired deferred revenue related to our acquisitions was $2.5 million and $4.1 million, respectively, in the three and six months ended June 30, 2021, as compared to $1.5 million and $3.6 million, respectively, in the three months and six ended June 30, 2020.

Hardware and services revenue for the three and six months ended June 30, 2021 increased $1.6 million, or 45%, and $0.1 million, or 1%, respectively, as compared to the corresponding periods last year. The increase was primarily due to increases in professional services of $1.8 million and $1.7 million, respectively, offset by decreases in hardware revenue of $0.2 million and $1.6 million, respectively, for the three and six months ended June 30, 2021.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	% Change	2021	2020	% Change

Cost of revenue
Subscription	$67,659	$59,193	14%	$131,666	$119,041	11%
Hardware and services	9,420	8,382	12%	18,933	17,465	8%
Total cost of revenue	$77,079	$67,575	14%	$150,599	$136,506	10%

Cost of subscription revenue for the three and six months ended June 30, 2021 increased $8.5 million, or 14%, and $12.6 million, or 11%, respectively, compared to the corresponding periods last year. The increases were primarily due to $5.2 million and $9.2 million, respectively, increases in operations-related expenses including higher network expense from increased data usage, depreciation expense as a result of higher capital expenditures to support our growth, intangible amortization expense of developed technology from the acquisitions, and higher compensation costs due to increase in headcount. Support-related expenses increased $3.7 million and $4.8 million, respectively, primarily due to higher headcount related costs.

Cost of hardware and services revenue for the three and six months ended June 30, 2021 increased $1.0 million, or 12%, and $1.5 million, or 8%, respectively, as compared to the corresponding periods last year, primarily due to increases in professional service costs of $1.1 million and $2.2 million, respectively, as our headcount increased. The cost of hardware units sold decreased $0.2 million and $1.0 million, respectively, for the three and six months ended June 30, 2021.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	% Change	2021	2020	% Change

Research and development	$81,319	$70,602	15%	$161,837	$140,497	15%
Percent of total revenue	26%	27%		27%	27%

Research and development expenses increased $10.7 million, or 15%, and $21.3 million, or 15%, respectively, for the three and six months ended June 30, 2021, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related expenses of $9.5 million and $19.3 million, respectively, and a corporate expense increase of $2.1 million and $3.8 million, respectively. The increase was partially offset by a decrease of $0.7 million and $1.2 million, respectively, in outside service-related expense, primarily due to a decrease in consulting costs.

	Three Months Ended June 30,			Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	% Change	2021	2020	% Change

Sales and marketing	$142,949	$116,279	23%	$286,093	$239,441	19%
Percent of total revenue	46%	45%		48%	47%

Sales and marketing expenses increased $26.7 million, or 23%, and $46.7 million, or 19%, respectively, for the three and six months ended June 30, 2021, as compared to the corresponding periods last year. The increase in headcount on a worldwide basis resulted in increased personnel-related and commissions expenses of $21.5 million and $45.9 million, respectively, which included increases in stock-based compensation expense of $6.7 million and $15.4 million, respectively. Corporate and facilities expenses increased $2.6 million and $5.9 million, respectively, primarily due to higher headcount. Marketing events and consulting expense increased $2.8 million and $2.9 million, respectively. Additionally, for the six months ended June 30, 2021, as compared to the same period last year, the increases were partially offset by the decreases in intangible amortization expense of $0.9 million and travel expense of $6.3 million.

	Three Months Ended June 30,			Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	% Change	2021	2020	% Change

General and administrative	$54,664	$14,812	269%	$87,375	$44,367	97%
Percent of total revenue	18%	6%		15%	9%

General and administrative expenses increased $39.9 million, or 269%, and $43.0 million, or 97%, respectively, for the three and six months ended June 30, 2021 as compared to the corresponding periods last year. Personnel-related expense increased $16.9 million and $16.7 million for the three and six months ended June 30, 2021, respectively, primarily due to higher headcount and reversal of certain PSU expenses in the second quarter of 2020. Acquisition costs increased $18.9 million and $20.0 million, respectively, primarily due to the announced transaction to be acquired by Thoma Bravo in the third quarter. Litigation related expense increased $3.1 million and $5.8 million, respectively, primarily due to trade secret litigation brought by us against a third party.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	% Change	2021	2020	% Change

Interest expense	$(1,533)	$(1,525)	1%	$(3,061)	$(3,049)	0%

Interest expense change was not material for the three and six months ended June 30, 2021, as compared to the corresponding periods last year.

Other (Expense) Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	% Change	2021	2020	% Change

Other (expense) income, net	$(1,712)	$(1,092)	57%	$(1,347)	$3,529	(138)%

Other expense, net increased $0.6 million for the three months ended June 30, 2021, as compared to the corresponding period last year, primarily due to a $0.3 million decrease in interest income from cash and investments, and a $0.2 million increase in foreign currency translation loss.

Other expense, net increased $4.9 million for the six months ended June 30, 2021, as compared to the corresponding period last year, primarily due to a $3.2 million decrease in interest income from cash and investments, and a $1.6 million increase in foreign currency translation loss.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
( In thousands, except for percentages)	2021	2020	% Change	2021	2020	% Change

Provision for income taxes	$(2,312)	$(1,660)	39%	$(4,406)	$(29,829)	(85%)

The provision for income taxes increased $0.7 million, and decreased $25.4 million, respectively, for the three and six months ended June 30, 2021, as compared to the corresponding periods last year. The increase for the three months ended June 30, 2021 was primarily due to a $0.5 million increase of foreign taxes related to operations in our non-US subsidiaries, as compared to the corresponding prior period. The decrease for the six months ended June 30, 2021 was primarily due to the transfer of intellectual property between consolidated entities that resulted in an additional tax expense of $27.1 million in the six months ended June 30, 2020, partially offset by a $0.9 million increase in foreign taxes related to operations of our non-U.S. subsidiaries for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had $929.3 million in cash and cash equivalents. Also refer to Note 8 “Convertible Senior Notes” to the consolidated financial statements for discussion of the 2024 Notes. The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $156.0 million for the six months ended June 30, 2021, compared to $122.8 million for the corresponding period of the prior year. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company’s future results, we believe our efficient business model leaves us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth. We have also not observed any impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

On August 27, 2020, the board of directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of the Company’s common stock. Repurchases under the Repurchase Program may be made through open market purchases (including through trading plans administered under pre-determined purchasing criteria), block trades and/or privately negotiated transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The timing, volume and nature of the repurchases are at the discretion of management, based on its evaluation of the capital needs of the Company, market conditions, applicable legal requirements and other factors. The Repurchase Program was suspended in April 2021 when the Company entered into the Merger Agreement.

As of June 30, 2021, we had approximately $27.7 million of cash and cash equivalents at our foreign subsidiaries. We estimate that no material U.S. income taxes would have to be provided if all of the undistributed earnings of our foreign subsidiaries were repatriated back to the United States as substantially all earnings from our foreign subsidiaries are previously taxed income.

On April 25, 2021, we entered into the Merger Agreement pursuant to which affiliates of funds advised by Thoma Bravo have agreed to acquire us for $176.00 per share in an all-cash transaction. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time of the Merger. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing shares of our outstanding common stock outside of certain limited exceptions. If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $368.9 million. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2021	2020

Net cash provided by operating activities	$155,950	$122,784
Net cash (used in) provided by investing activities	$(68,107)	$4,596
Net cash used in financing activities	$(67,108)	$(16,602)

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

Net cash provided by operating activities in the six months ended June 30, 2021 was $156.0 million, as compared to $122.8 million provided in the six months ended June 30, 2020. The increase of $33.2 million was primarily due to:

•

An increase in stock-based compensation expense of $34.4 million due to the increase in headcount and new grants made, and the catch-up adjustments made to performance stock unit expenses in the second quarter of 2020;

•	A $43.0 million increase in prepaid expenses and accounts payable change due to the timing of payments;
•	A $7.3 million increase in amortization of deferred commissions primarily due to corresponding increase in revenue;
•	An increase in deferred revenue change of $34.0 million primarily due to the timing of billings and revenue recognized; and
•	A $7.5 million increase in non-cash lease costs and operating lease liabilities due to higher lease costs and the timing of payments.

The increase was partially offset by:

•	An increase in net loss of $16.3 million;
•	A decrease in accounts receivable change of $39.7 million due to the timing of customer payments;
•	A $23.4 million decrease in accrued liabilities change due to a $15.7 million decrease in uncertain tax benefit change as well as the timing of other payments made; and
•	A decrease in deferred commission change of $16.3 million primarily due to an increase in billings.

Investing Activities

Our primary investing activities have consisted of the acquisitions of businesses, the purchase and sale of short-term investments and capital expenditures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

Net cash used in investing activities was $68.1 million in the six months ended June 30, 2021 as compared to $4.6 million provided by investing activities in the six months ended June 30, 2020. The increase in cash used in investing activities of $72.7 million was primarily due to a $52.7 million increase in payments for acquired business, and a $51.2 million decrease in proceeds from maturities of short-term investments, partially offset by a $19.9 million decrease in cash spent to acquire short-term investments, and a $11.5 million decrease in capital expenditures.

Financing Activities

Net cash used in financing activities was $67.1 million in the six months ended June 30, 2021 as compared to $16.6 million used in the six months ended June 30, 2020. The increase in cash used in financing activities of $50.5 million was primarily due to $44.0 million increase in repurchases of commons stock and a $7.1 million increase in withholding taxes paid related to restricted stock net share settlement, partially offset by a $0.5 million increase in proceeds from common stock issuance related to employee stock plans;.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business during the six months ended June 30, 2021 to the contractual obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments primarily consist of money market funds, corporate debt securities, commercial papers, U.S. agency and Treasury securities, and certificates of deposit. As of June 30, 2021, we had cash and cash equivalents of $929.3 million. We didn’t have short-term investments as of June 30, 2021 and December 31, 2020. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we believe only dramatic fluctuations in interest rates would have a material effect on our investments. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. As such we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

As of June 30, 2021, we had an outstanding balance of $920.0 million aggregate principal amount of the 2024 Notes (see Note 8 “Convertible Senior Notes” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding our Convertible Senior Notes). We carry the notes at face value, less unamortized discounts, on our accompanying condensed consolidated balance sheets. Since these notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates as interest rate changes when the market price of our common stock fluctuates.

Foreign Currency Risk

The functional currency for our wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, the subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the period. Remeasurement adjustments are recognized in the accompanying condensed consolidated statements of operations as foreign currency transaction gains or losses in the period of occurrence. The Company incurred foreign currency transaction loss of $1.5 million and foreign transaction gain of $0.1 million, respectively, in the six months ended June 30, 2021 and 2020. Transaction gains are included in other income (expense), net.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in legal proceedings and subject to claims in the ordinary course of business.

As previously disclosed in the Proxy Statement, four complaints were filed between June 3 and June 11, 2021 in the United States District Court for the Southern District of New York against Proofpoint and its directors: Stein v. Proofpoint, Inc., et al., Case No. 1:21-cv-04925 (S.D.N.Y.) (filed June 3, 2021); Ciccotelli v. Proofpoint, Inc., et al., Case No. 1:21-cv-05179 (S.D.N.Y.) (filed June 10, 2021); Ho v. Proofpoint, Inc., et al., Case No. 1:21-cv-05203 (S.D.N.Y.) (filed June 11, 2021); and Theodore v. Proofpoint, Inc., et al., Case No. 1:21-cv-05232 (S.D.N.Y.) (filed June 11, 2021). As previously disclosed in the Company’s Form 8-K, filed July 13, 2021 with the SEC, six additional complaints were filed between June 14, 2021 and June 22, 2021 by purported stockholders of Proofpoint in connection with the transactions contemplated by the Merger Agreement under the captions Andre v. Proofpoint, Inc., et al., Case No. 1:21-cv-1612 (D. Col.) (filed June 14, 2021); Finger v. Proofpoint, Inc., et al., Case No. 5:21-cv-4567 (N.D. Cal.) (filed June 14, 2021); Kent v. Proofpoint, Inc., et al., Case No. 1:21-cv-861 (D. Del.) (filed June 16, 2021); King v. Proofpoint, et al., C.A. No. 1:21-cv-05398 (S.D.N.Y.) (filed June 18, 2021); Whitfield v. Proofpoint, et al., C.A. No. 2:21-cv-02733 (E.D. Pa.) (filed June 18, 2021); and Coffman v. Proofpoint, Inc., et al., Case No. 5:21-cv-4760 (N.D. Cal.) (filed June 22, 2021). The complaints each allege that the preliminary proxy statement issued in connection with the proposed merger between Proofpoint and Thoma Bravo omitted material information which rendered the preliminary proxy statement false and misleading. Specifically, the complaints allege that the preliminary proxy statement failed to disclose material information regarding Proofpoint’s financial projections and Morgan Stanley & Co. LLC’s (“Morgan Stanley”) financial analyses. The Ciccotelli, Finger, Kent, Whitfield, and Coffman complaints also allege that the preliminary proxy statement failed to disclose past services provided by Morgan Stanley to Thoma Bravo and its affiliates. Two complaints allege that the preliminary proxy statement failed to disclose material information regarding the sales process—terms of the Company's non-disclosure agreement with Financial Sponsor A (the Andre complaint) and certain details of the go-shop process (the King complaint).

Each complaint seeks an order enjoining the proposed merger unless and until additional disclosures are issued; rescinding the proposed merger if it closes; awarding damages; awarding costs, including attorneys’ fees, expert fees and expenses; and awarding such other relief as the court deems proper. The defendants believe the complaints are without merit. It is possible additional lawsuits may be filed between the date of this Quarterly Report on Form 10-Q and consummation of the Merger.

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

On April 25, 2021, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by affiliates of funds advised by private equity investment firm Thoma Bravo, L.P. (“Thoma Bravo”). Completion of the Transaction is subject to the satisfaction of various conditions, including (1) the approval of the Merger under applicable antitrust and foreign investment approvals, (2) the absence of any order, injunction or law prohibiting the Merger, (3) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (4) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (5) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Transaction, including the risks detailed below.

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

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Transaction, and other restrictions on our ability to conduct our business.
•	our inability to solicit other acquisition proposals during the pendency of the Transaction following the expiration of the “go-shop” period.
•	the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Transaction.
•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Transaction.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals).
•	potential additional future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Transaction.
•

the failure to satisfy the other conditions to the completion of the Transaction, including the possibility that a Company Material Adverse Effect (as defined in the Merger Agreement) would permit Parent not to close the Transaction.

If the Transaction does not close, our business and stockholders would be exposed to additional risks, including:

•

to the extent that the current market price of our stock reflects an assumption that the Transaction will be completed, the price of our common stock could decrease if the Transaction is not completed.

•

investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction.

•

the requirement that we pay a termination fee of $368.9 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger.

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

We have incurred net losses in every year since our inception, including net losses of $98.2 million and $81.9 million for the six months ended June 30, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $947.1 million as of June 30, 2021. Achieving profitability will require us to increase revenue, manage our cost structure, and avoid unanticipated liabilities. We do not expect to be profitable in the near term. Revenue growth may slow, or revenue may decline for a number of possible reasons, including slowing demand for our solutions, increasing competition, a decrease in the growth of our overall market, or if we fail for any reason to continue to capitalize on growth opportunities. Any failure by us to obtain and sustain profitability, or to continue our revenue growth, could cause the price of our common stock to decline significantly.

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

In addition, as of June 30, 2021, we had $854.6 million in goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet. We will incur expenses related to the amortization of intangible assets and we may in the future need to incur charges with respect to the impairment of goodwill or intangible assets, which could adversely affect our operating results. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders’ ownership interests, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

As of June 30, 2021, we had federal and state net operating loss carryforwards due to prior period losses, some of which if not utilized will continue to expire in 2021 for federal and state purposes. We also have federal research tax credit carryforwards, which will continue to expire in 2021. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

If the suspension of the Repurchase Program is reversed, share repurchases under our Repurchase Program could increase the volatility of the trading price of our common stock, could diminish our cash reserves, could occur at non-optimal prices and may not result in the most effective use of our capital.

On August 27, 2020, our board of directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of its common stock. As of June 30, 2021, $116.7 million remained available for future share repurchases under the Repurchase Program. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 27, 2020, the board of directors approved a share repurchase program under which the Company is authorized to repurchase up to $300.0 million of its common stock. The Repurchase Program does not have an expiration date. The Repurchase Program was suspended in April 2021 when the Company entered into the Merger Agreement. Below is a summary of our common share repurchased during the three months ended June 30, 2021. See Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding our Repurchase Program.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Number of Shares Purchased as Party of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program

	(in thousands, except per share amounts)
April 1, 2021 - April 30, 2021	136	$131.65	136	$116,691
Total	136	$131.65	136

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on July 30, 2021.

PROOFPOINT, INC.

By:	/s/ GARY STEELE
Gary Steele Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL AUVIL
Paul Auvil Chief Financial Officer (Principal Financial and Accounting Officer)